Form 10-Q
period 1996-06-30
IBIS TECHNOLOGY CORP
filed 1996-08-08
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                       Or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1996     Commission file number 0-23668
                               -------------                            -------


                           Ibis Technology Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                        04-2987600
- --------------------------------                        ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                     32 Cherry Hill Drive, Danvers, MA                  01923
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)           (Zip Code)


                                 (508) 777-4247
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                 Yes  X            No
                                                     ---              ---

5,169,352 shares of Common Stock, par value $.008, were outstanding on August 5, 1996.


                                               Total Number of Pages:    37
                                                                     ---------
                                               Exhibit Index at Page     16
                                                                     ---------

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART 1 - FINANCIAL  INFORMATION                                          PAGE
- -------------------------------                                         NUMBER

    Item 1 - Financial Statements:

      Balance Sheets
          December 31, 1995 and  June 30, 1996 .....................       3

      Statements of Operations
          Three Months Ended June 30, 1995 and 1996 ................       4
          and Six Months Ended June 30, 1995 and 1996

      Statements of Cash Flows
          Six Months Ended June 30, 1995 and 1996 ..................       5

      Notes to Financial Statements ................................       6

    Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................       7



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .........................................       13

Item 2 - Changes in Securities .....................................       13

Item 3 - Defaults upon Senior Securities ...........................       13

Item 4 - Submission of Matters to a Vote of Security Holders .......       13

Item 5 - Other Information .........................................       13

Item 6 - Exhibits and Reports on Form 8-K ..........................       13

Signatures .........................................................       15

Exhibit Index ......................................................       16


                                  IBIS TECHNOLOGY CORPORATION

                                         BALANCE SHEETS
                                                                            (UNAUDITED)
                                                           DECEMBER 31,       JUNE 30,
                                                              1995              1996
                                                           ------------     -----------
ASSETS:
- ------

CURRENT ASSETS:
Cash and cash equivalents ..........................     $  2,279,852      $ 11,798,964
Accounts receivable, net ...........................        2,743,090         1,013,170
Inventories, net (note 3) ..........................          696,965         2,135,523
Prepaid expenses and other assets ..................           80,786           157,047
                                                         ------------      ------------
        Total current assets .......................        5,800,693        15,104,704
                                                         ------------      ------------

Property and equipment, net ........................        4,803,179         5,762,801
Patents and other assets, net ......................          354,229           362,094
                                                         ------------      ------------
        Total assets ...............................     $ 10,958,101      $ 21,229,599
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
- ------------------------------------

CURRENT LIABILITIES:
Bank notes payable, current (note 4) ...............     $    372,507      $       --
Capital lease obligation, current ..................          817,746           811,325
Accounts payable ...................................          484,044           782,869
Accrued liabilities ................................          423,569           463,334
Deferred revenue, current ..........................          239,433         1,315,388
                                                         ------------      ------------
        Total current liabilities ..................        2,337,299         3,372,916
                                                         ------------      ------------

Bank notes payable, long-term (note 4) .............          473,281              --
Capital lease obligation, noncurrent ...............        1,630,421         1,239,812
Other accrued liabilities ..........................        1,708,007         1,923,433
                                                         ------------      ------------
        Total liabilities ..........................        6,149,008         6,536,161
                                                         ------------      ------------

STOCKHOLDERS' EQUITY (NOTE 5):
  Undesignated preferred stock, $.01 par value .....
  Authorized 2,000,000 shares; none issued .........             --                --
  Common stock, $.008 par value ....................
  Authorized 10,000,000 shares; issued 3,511,746 and
    5,165,175 shares in 1995 and 1996, respectively            28,094            41,321
  Additional paid-in capital .......................       14,925,304        25,342,178
  Accumulated deficit ..............................      (10,112,457)      (10,668,869)
  Less: Deferred compensation and
   notes receivable stockholders ...................          (31,848)          (21,192)
                                                         ------------      ------------
        Total stockholders' equity .................        4,809,093        14,693,438
                                                         ------------      ------------

        Total liabilities and stockholders' equity .     $ 10,958,101      $ 21,229,599
                                                         ============      ============


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                            ---------------------------      ----------------------------
                                               1995             1996             1995             1996
                                            ----------       ----------      -----------       ----------

NET SALES AND REVENUE:
Product sales ........................      $  708,941       $1,099,400      $ 1,178,931       $2,390,388
Contract and other revenue ...........         280,325          111,611          578,310          524,394
Equipment revenue ....................            --          1,000,000             --          1,240,000
                                            ----------       ----------      -----------       ----------
      Total sales and revenue (note 2)         989,266        2,211,011        1,757,241        4,154,782

COST OF SALES AND REVENUE:
Cost of product sales ................         925,841          971,562        1,896,363        2,031,531
Cost of contract and other revenue ...          83,290           35,249          229,287           57,261
Cost of equipment revenue ............            --            750,000             --            930,000
                                            ----------       ----------      -----------       ----------
      Total cost of sales and  revenue       1,009,131        1,756,811        2,125,650        3,018,792
                                            ----------       ----------      -----------       ----------

      Gross profit (loss) ............         (19,865)         454,200         (368,409)       1,135,990
                                            ----------       ----------      -----------       ----------

OPERATING EXPENSES:
  General and administrative .........         322,254          367,426          619,820          722,422
  Marketing and selling ..............         116,433          127,855          298,248          258,252
  Research and development ...........         396,725          295,081          816,392          706,441
                                            ----------       ----------      -----------       ----------
      Total operating expenses .......         835,412          790,362        1,734,460        1,687,115
                                            ----------       ----------      -----------       ----------

      Loss from operations ...........        (855,277)        (336,162)      (2,102,869)        (551,125)
                                            ----------       ----------      -----------       ----------

OTHER INCOME (EXPENSE):
  Interest income ....................          52,040          160,016           99,735          206,243
  Interest expense ...................         (63,790)         (96,771)        (127,540)        (209,202)
  Other ..............................           1,427              715            1,798           (1,072)
                                            ----------       ----------      -----------       ----------
      Total other income (expense) ...         (10,323)          63,960          (26,007)          (4,031)
                                            ----------       ----------      -----------       ----------

      Loss before income taxes .......        (865,600)        (272,202)      (2,128,876)        (555,156)

Income tax expense ...................            --               --             (1,256)          (1,256)
                                            ----------       ----------      -----------       ----------

      Net loss .......................      $ (865,600)      $ (272,202)     $(2,130,132)      $ (556,412)
                                            ==========       ==========      ===========       ==========

Net loss per common share ............      $    (0.26)      $    (0.05)     $     (0.64)      $    (0.13)
                                            ==========       ==========      ===========       ==========
Weighted average number
 of common shares outstanding ........       3,378,004        5,009,467        3,348,512        4,264,107
                                            ==========       ==========      ===========       ==========


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                                     STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               -----------------------------
                                                                   1995             1996
                                                               ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................     $(2,130,132)     $   (556,412)
  Depreciation and amortization ..........................         908,992           757,339
  Amortization of deferred compensation ..................          12,175            10,656
  Loss from sale of asset ................................            --               1,788
  Changes in operating assets and liabilities ............      (1,418,928)        1,845,072
                                                               -----------      ------------

      Net cash provided by (used in)
        operating activities .............................      (2,627,893)        2,058,443
                                                               -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net ...............        (957,874)       (1,692,012)
  Decrease (increase) in other assets ....................         354,532           (34,602)
                                                               -----------      ------------

      Net cash used in investing activities ..............        (603,342)       (1,726,614)
                                                               -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable ..............................         515,111              --
  Payments of bank notes payable .........................        (104,492)         (845,788)
  Payments of capital lease obligations ..................        (288,433)         (397,030)
  Exercise of stock options
    and issuance of warrants .............................          19,223            43,952
  Proceeds from sale of common stock,
    net of issuance costs ................................            --          10,386,149
                                                               -----------      ------------

      Net cash  provided by financing activities .........         141,409         9,187,283
                                                               -----------      ------------

      Net increase (decrease) in cash and cash equivalents      (3,089,826)        9,519,112

Cash and cash equivalents, beginning of period ...........       5,134,494         2,279,852
                                                               -----------      ------------

Cash and cash equivalents, end of period .................     $ 2,044,668      $ 11,798,964
                                                               ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ...............     $    80,693      $    182,385
                                                               ===========      ============

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) INTERIM FINANCIAL STATEMENTS
- --------------------------------

         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1995, and have been prepared by the Company in accordance with generally accepted accounting principles.

         The interim financial statements are unaudited, but in the opinion of management include all adjustments which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1995.

(2) REVENUE RECOGNITION
- -----------------------

         Product sales are recognized upon shipment. Contract and equipment revenue are recognized on the percentage-of-completion method. Other revenue consists primarily of non-refundable net license fees received from the sublicense of the Company's beam scanning system.

(3) INVENTORIES
- ---------------

         Inventories consist of the following:
                                            DECEMBER 31,       JUNE 30,
                                               1995             1996
                                            -----------       ----------

            Raw materials................    $486,043         $  475,342
            Work in process..............      15,323             46,830
            Finished goods...............     195,599            231,454
            Equipment in process.........           -          1,381,897
                                             --------         ----------
                                             $696,965         $2,135,523
                                             ========         ==========


(4) BANK NOTES PAYABLE:
- ----------------------

         During May 1996, the Company paid off amounts outstanding under its term loan totaling $721,619.

(5) CAPITALIZATION
- ------------------

         On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds from the offering were approximately $10,386,000.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Ibis Technology Corporation ("Ibis" or the "Company") was formed in October 1987 and commenced operations in January 1988. The Company's initial activities consisted of producing and selling SIMOX wafers and conducting funded and unfunded research and development activities. This research led to the Company's development of a proprietary second generation implanter, the Ibis 1000, and to other proprietary process technology.

         Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX wafers for commercial applications. For the six months ended June 30, 1996 and for the fiscal year ended December 31, 1995, commercial product sales (measured in dollar volume) represented 91% and 82%, respectively, of total product sales compared with 23% of total product sales for the fiscal year ended December 31, 1991. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature.

         The Company currently has three oxygen implanters on-line (the Ibis 1000 production implanter and two NV-200s) and is currently constructing four additional Ibis 1000 implanters, one of which will be primarily dedicated to Motorola's production requirements and another of which is intended to be sold to a semiconductor manufacturer to supplement its internal requirements. The demand for material produced by the Ibis 1000 currently exceeds supply, whereas the older NV-200 implanters have surplus capacity. This current capacity constraint will continue to present a major challenge until the second Ibis 1000 production unit is in production, which is anticipated to be in the third quarter of 1996. Two additional implanters are anticipated to be in operation in the first quarter of 1997. As the Company expands its production capacity in anticipation of expected increases in demand, it is anticipated that gross margins on product sales will initially be adversely affected until the implanters operate at or near full capacity. There can be no assurance that the Company will succeed in attracting a sufficient number of customers and/or orders for SIMOX wafers to offset such production costs or that the Company will succeed over its competition.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1996 COMPARED TO SECOND QUARTER ENDED
JUNE 30, 1995

         PRODUCT SALES. Total revenue for the second quarter ended June 30, 1996, was $2,211,011, an increase of $1,221,745 or 123.5% from total revenue of $989,266 for the second quarter ended June 30, 1995. Product sales increased to $1,099,400 for the second quarter ended June 30, 1996, an increase of $390,459 or 55.1% from $708,941 for the second quarter ended June 30, 1995. Product sales for commercial applications increased approximately 103% over the prior fiscal quarter. The increase in product sales is attributable to the increased commercial demand and a higher average sales price per wafer for the second quarter of 1996 compared to 1995, due to larger wafer sizes.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the second quarter ended June 30, 1996 to $111,611 from $280,325 for the second quarter ended June 30, 1995, a decrease of $168,714 or 60.2%. This decrease resulted from decreased government contract backlog. Government contracts are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to the Company. The Company has been audited by the Defense Contract Audit Agency ("DCAA") in connection with the Company's 1990 through 1995 overhead and general and administrative rates. It has been determined that retroactive adjustments of amounts previously paid to the Company are not material.

         EQUIPMENT REVENUE. Equipment revenue for the second quarter ended June 30, 1996 was $1,000,000. This represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer to supplement its internal requirements.

         TOTAL COST OF REVENUE. Cost of product sales for the second quarter ended June 30, 1996 was $971,562, as compared to $925,841 for the second quarter ended June 30, 1995, an increase of $45,721 or 4.9%. Cost of contract and other revenue for the second quarter ended June 30, 1996 was $35,249, as compared to $83,290 for the second quarter ended June 30, 1995, a decrease of $48,041, or 57.7%. Cost of equipment revenue for the second quarter ended June 30, 1996 was $750,000. The increase in cost of revenue results primarily from increases in cost of equipment revenue, materials, including the cost to add epitaxy to wafers, and wafer processing payroll and fringes as a result of operating implanters extra shifts. The gross margin for all sales was 20.5% for the second quarter ended June 30, 1996, as compared to a negative gross margin of 2% for the second quarter ended June 30, 1995. The gross margin significantly improved for the second quarter ended June 30, 1996 primarily due to more effective utilization of the production capacity, which consists primarily of fixed costs, caused by a 55.1% increase in product sales, and profit recognized on equipment sales. In addition, depreciation expense decreased 30% from the prior year quarter due to the write-off of the prototype implanter in the third quarter of 1995.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter ended June 30, 1996 were $367,426 (or 16.6% of total revenue) as compared to $322,254 (or 32.6% of total revenue) for the second quarter ended June 30, 1995. The increase is due to increases in investor relations expenses, transfer agent fees, and training costs.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the second quarter ended June 30, 1996 were $127,855 (or 5.8% of total revenue) as compared to $116,433 (or 11.8% of total revenue) for the second quarter ended June 30, 1995, an increase of $11,422 or 9.8%. The increase in marketing and selling expenses is primarily a result of additional personnel. Other marketing and selling expenses remained relatively stable.

         RESEARCH AND DEVELOPMENT. Internally funded research and development expenses decreased by $101,644, or 25.6%, to $295,081 (or 13.3% of total revenue) for the second quarter ended June 30, 1996, as compared to $396,725 (or 40.1% of total revenue) for the second quarter ended June 30, 1995. The decrease is primarily a result of certain personnel's time and effort being deployed and capitalized in connection with the Ibis 1000 implanter machines in process during the second quarter of 1996.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         LOSS FROM OPERATIONS. The loss from operations for the second quarter ended June 30, 1996 was $336,162 as compared to a loss of $855,277 for the second quarter ended June 30, 1995. The decrease in loss from operations primarily resulted from the 123.5% increase in revenue combined with improved gross margins and reduced operating expenses.

         OTHER INCOME (EXPENSE). Total other income for the second quarter ended June 30, 1996 was $63,960 as compared to total other expense of $10,323 for the second quarter June 30, 1995. Total other income is a result of interest income earned on the proceeds from the April 1996 public offering, which was offset by interest on capitalized leases and notes payable.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $272,202 for the second quarter ended June 30, 1996, as compared to $865,600 for the second quarter ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         PRODUCT SALES. Total revenue for the six months ended June 30, 1996, was $4,154,782, an increase of $2,397,541 or 136.4% from total revenue of $1,757,241 for the six months ended June 30, 1995. Product sales increased to $2,390,388 for the six months ended June 30, 1996, an increase of $1,211,457 or 102.8% from $1,178,931 for the six months ended June 30, 1995. Product sales for commercial applications increased approximately 2.9 times over the prior six month period. The increase in product sales is attributable to the increased commercial demand and a higher average sales price per wafer for the six months ended June 30, 1996 compared to 1995, due to larger wafer sizes. In addition, in the first quarter of 1995 substantially all of the product sales were generated on the older NV-200 implanters as the production Ibis 1000 was placed in service in the second quarter of 1995.

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the six months ended June 30, 1996 to $524,394 from $578,310 for the six months ended June 30, 1995, a decrease of $53,916 or 9.3%. This decrease resulted from decreased government contract backlog which was offset by the receipt of non-refundable net license fees for the Company's proprietary beam scanning system for certain applications other than oxygen implantation. Government contracts are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to the Company. The Company has been audited by the Defense Contract Audit Agency ("DCAA") in connection with the Company's 1990 through 1995 overhead and general and administrative rates. It has been determined that retroactive adjustments of amounts previously paid to the Company are not material.

         EQUIPMENT REVENUE. Equipment revenue for the six months ended June 30, 1996 was $1,240,000. This represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer to supplement its internal requirements.

         TOTAL COST OF REVENUE. Cost of product sales for the six months ended June 30, 1996 was $2,031,531 as compared to $1,896,363 for the six months ended June 30, 1995, an increase of $135,168 or 7.1%. Cost of contract revenue for the six months ended June 30, 1996 was $57,261, as compared to $229,287 for the six months ended

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

June 30, 1995, a decrease of $172,026, or 75.0%. Cost of equipment revenue for the six months ended June 30, 1996 was $930,000. The increase in cost of revenue results primarily from increases in cost of equipment revenue, materials, including the cost to add epitaxy to wafers, and wafer processing payroll and fringes as a result of operating implanters extra shifts. The gross margin for all sales was 27.3% for the six months ended June 30, 1996, as compared to a negative gross margin of 21.0% for the six months ended June 30, 1995. The gross margin significantly improved for the six months ended June 30, 1996 primarily due to more effective utilization of the production capacity, which consists primarily of fixed costs, caused by a 102.8% increase in product sales, and profit recognized on equipment sales. In addition, depreciation expense decreased 23% due to the write-off of the prototype implanter in the third quarter of 1995.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1996 were $722,422 (or 17.4% of total revenue) as compared to $619,820 (or 35.3% of total revenue) for the six months ended June 30, 1995. The increase is due to increases in investor relations and consulting expenses, transfer agent fees, amortization expense relating to lease warrants and training costs.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the six months ended June 30, 1996 were $258,252 (or 6.2% of total revenue) as compared to $298,248 (or 17.0 % of total revenue) for the six months ended June 30, 1995, a decrease of $39,996 or 13.4%. The decrease in marketing and selling expenses is a result of the accrual of severance costs for a former Vice President of Marketing in the first quarter of 1995. Other marketing and selling expenses remained relatively stable.

         RESEARCH AND DEVELOPMENT. Internally funded research and development expenses decreased by $109,951, or 13.5%, to $706,441 (or 17.0% of total revenue) for the six months ended June 30, 1996, as compared to $816,392 (or 46.5% of total revenue) for the six months ended June 30, 1995. The decrease is primarily a result of certain personnel's time and effort being deployed and capitalized in connection with the Ibis 1000 implanter machines in process during the six months ended June 30, 1996.

         LOSS FROM OPERATIONS. The loss from operations for the six months ended June 30, 1996 was $551,125 as compared to a loss of $2,102,869 for the six months ended June 30, 1995. The decrease in loss from operations primarily resulted from the 136.4% increase in revenue combined with improved gross margins and reduced operating expenses.

         OTHER INCOME (EXPENSE). Total other expense for the six months ended June 30, 1996 was $4,031 as compared to $26,007 for the six months ended June 30, 1995. The decrease in total other expense is due to interest income earned on proceeds from the April 1996 public offering, which was offset by increased interest expense on capitalized leases.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $555,156 for the six months ended June 30, 1996, as compared to $2,128,876 for the six months ended June 30, 1995.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,386,000, after deducting approximately $1,214,000 for Underwriting discounts, commissions and other associated expenses.

         As of June 30, 1996, the Company had cash and cash equivalents of $11,798,964. During the six months ended June 30, 1996, the Company generated $2,058,443 in cash from operating activities as compared to cash used by operations in the amount of $2,627,893 for the same period in 1995. Depreciation and amortization expense for the six months ended June 30, 1996 and 1995 was $757,339 and $908,992, respectively. This accounted for 18.2% and 51.7% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. The principal uses of cash were to fund the Company's operations, construction of Ibis 1000's and other additions to property and equipment. As of June 30, 1996, the Company had invested approximately $13.4 million in property and equipment. At June 30, 1996, the Company had commitments to purchase approximately $1.9 million in material or subassemblies to be used to manufacture additional Ibis 1000 oxygen implanters.

         The Company has a bank credit facility that consists of a $2 million term loan for equipment purchases and a $1.5 million revolving line of credit for working capital purposes. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. As of June 30, 1996, the Company could borrow up to approximately $700,000 under the line of credit. The proceeds from the term loan portion of this borrowing facility are available to fund purchases of capital equipment. The line of credit is available for working capital needs related to the Company's anticipated increase in wafer processing activities. During the second quarter of 1996, the Company paid off amounts outstanding under the term loan totaling $721,619 and there were no amounts outstanding under the line of credit. Both facilities mature August 31, 1996 and the Company does not intend to extend either facility at this time.

         During the first quarter of 1996, a major semiconductor manufacturer issued a purchase order to Ibis for the purchase of one Ibis 1000 implanter and as of June 30, 1996, has made advance payments to the Company equaling approximately 37% of the purchase price. During the second quarter of 1996 the Company finalized a definitive agreement with respect to the purchase of the implanter and possible current purchases of additional implanters. The agreement provides that the use of the implanter by this manufacturer and its ability to sell SIMOX wafers will be subject to certain restrictions.

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources (including the proceeds from the April 1996 public offering), together with funds generated from operations, are believed to be sufficient to support the Company's operations on their anticipated scale for two years. Management of the Company currently believes that this anticipated scale of operations will include additional Ibis 1000 oxygen implanters (in addition to its three oxygen implanters currently

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




on-line: the production Ibis 1000 and two NV-200s), the purchase of support equipment and expansion of the Company's facilities. The new implanters are expected to be transferred to production at various times, beginning in the third quarter of 1996.

EFFECTS OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

BUSINESS OUTLOOK

         The Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX wafers will be realized commercially or that a commercial market for SIMOX wafers will continue to develop; the dependence by the Company on key customers (during 1993, 1994 and 1995, revenues from four customers averaged in the aggregate between 39% and 55% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------
         None

Item 2 - Changes in Securities
         ---------------------
         None

Item 3 - Defaults upon Senior Securities
         -------------------------------
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         The Annual Meeting of Stockholders of the Company was held on May 16, 1996. The following matters were voted upon at the meeting:

         (1) Two persons were elected to the Board of Directors of the Company to serve for a term ending in 1999 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director:

         Name                       Vote For         Vote Withheld
         ----                       --------         -------------

         Gordon Baty                3,156,786           6,830

         Peter H. Rose              3,156,786           6,830

         Richard Hodgson and Geoffrey Ryding continue to serve as Directors for a term which expires in 1997 and Ted R. Dintersmith continues to serve as Director for a term which expires in 1998, and until their successors are duly elected and qualified.

         (2) The stockholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996. This proposal was approved with 3,142,717 votes for, 16,299 votes against and 4,600 abstentions.

         (3) The stockholders of the Company approved the adoption of an amendment to the 1993 Employee, Director and Consultant Stock Option Plan to increase by 500,000 the aggregate number of shares for which stock options may be granted under the Plan. This proposal was approved with 1,943,420 votes for, 77,199 votes against, 17,900 abstentions and 1,125,097 broker non-votes.

Item 5 - Other Information
         -----------------
         None

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits furnished as Exhibits hereto:

           * 10.1 Equipment Purchase Master Agreement dated as of May 22, 1996 between the Company and a leading semiconductor manufacturer (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-13078) filed under the Securities Exchange Act of 1934 on June 5, 1996, and incorporated herein by reference).

             10.15 Ibis Technology Corporation 1993 Employee, Director and Consultant Stock Option Plan, as amended on May 16, 1996.

             10.31 Contract dated May 25, 1994, between the Company and the Defense Nuclear Agency, as amended on March 29, 1996.

             11     Statement regarding computation of per share loss.

             27     Financial Data Schedule

          ------------------

          * Confidential Treatment has been requested as to portions of this document and a confidential treatment request has been filed separately with the Securities and Exchange Commission.

         (b) The Company filed a Current Report on Form 8-K for the May 22, 1996 event with the Securities and Exchange Commission reporting the public dissemination of a press release announcing that it had entered into an Equipment Purchase Master Agreement (the "Agreement") for the sale, by the Company, of its proprietary Ibis 1000 oxygen implanters to a leading semiconductor manufacturer (the "Manufacturer").

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Ibis Technology Corporation



Date:   August 8, 1996                      By: /s/ Debra L. Carroll
                                                ---------------------------
                                                Debra L. Carroll
                                                Controller and Treasurer


Date:   August 8, 1996                      By: /s/ Timothy J. Burns
                                                ---------------------------
                                                Timothy J. Burns
                                                Chief Financial Officer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                                        PAGE
- -----------                       -----------                                        ----

*10.1 Equipment Purchase Master Agreement dated as of May 22, 1996 between the Company and a leading semiconductor manufacturer (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
          (File No. 0-13078) filed under the Securities Exchange Act of 1934 on
          June 5, 1996, and incorporated herein by reference).

 10.15    Ibis Technology Corporation 1993 Employee, Director and Consultant
          Stock Option Plan (filed as Exhibit 10.15 to the Company's
          Registration Statement filed on Form S-1, File No. 333-1174), as
          amended on May 16, 1996 (filed herewith).                                   17

 10.31    Contract, dated May 25, 1994, between the Company and Defense Nuclear
          Agency (filed as Exhibit 10.31 to the Company's Registration Statement
          filed on Form S-1, File No. 333-1174), as amended on March 29, 1996
          (filed herewith).                                                           34

 11       Statement regarding computation of per share loss.                          36

 27       Financial Data Schedule

- --------------------

          * Confidential Treatment has been requested as to portions of this document and a confidential treatment request has been filed separately with the Securities and Exchange Commission.
