Form 10-Q
period 1996-09-30
IBIS TECHNOLOGY CORP
filed 1996-11-07
CIK 855182

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


For the Quarterly Period Ended September 30, 1996 Commission file number 0-23668
                               ------------------                        -------

                           Ibis Technology Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                             04-2987600
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    32 Cherry Hill Drive, Danvers, MA               01923
--------------------------------------------------------------------------------
                 (Address of principal executive offices)         (Zip Code)


                                 (508) 777-4247
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                                 Yes  X   No
                                                                     ---     ---

5,181,815 shares of Common Stock, par value $.008, were outstanding on November 4, 1996.


                                                      Total Number of Pages: 18
                                                                            ----
                                                      Exhibit Index at Page  16
                                                                            ----

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART 1 - FINANCIAL INFORMATION
------------------------------                                            PAGE
                                                                         NUMBER
                                                                         ------

  Item 1 - Financial Statements:

  Balance Sheets
    December 31, 1995 and September 30, 1996.............................   3

  Statements of Operations
    Three Months Ended September 30, 1995 and 1996
    and Nine Months Ended September 30, 1995 and 1996....................   4

  Statements of Cash Flows
    Nine Months Ended September 30, 1995 and 1996........................   5

  Notes to Financial Statements..........................................   6

Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations..................................   7



PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings...............................................  14

Item 2 - Changes in Securities...........................................  14

Item 3 - Defaults upon Senior Securities................................   14

Item 4 - Submission of Matters to a Vote of Security Holders............   14

Item 5 - Other Information..............................................   14

Item 6 - Exhibits and Reports on Form 8-K...............................   14

Signatures .............................................................   15

Exhibit Index...........................................................   16

                                 IBIS TECHNOLOGY CORPORATION

                                      BALANCE SHEETS
                                                                             (UNAUDITED)
                                                           DECEMBER 31,     SEPTEMBER 30,
                                                               1995             1996
                                                           ------------     ------------
ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents .............................    $  2,279,852     $  9,222,871
Accounts receivable, net ..............................       2,743,090          980,989
Inventories, net (note 3) .............................         696,965        2,758,283
Prepaid expenses and other assets .....................          80,786           53,912
                                                           ------------     ------------
         Total current assets .........................       5,800,693       13,016,055
                                                           ------------     ------------

Property and equipment, net ...........................       4,803,179        6,911,193
Patents and other assets, net .........................         354,229          477,826
                                                           ------------     ------------
         Total assets .................................    $ 10,958,101     $ 20,405,074
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Bank notes payable, current ...........................    $    372,507     $         --
Capital lease obligation, current .....................         817,746          881,320
Accounts payable ......................................         484,044          754,587
Accrued liabilities ...................................         423,569          786,877
Deferred revenue, current .............................         239,433        1,457,475
                                                           ------------     ------------
         Total current liabilities ....................       2,337,299        3,880,259
                                                           ------------     ------------

Bank notes payable, long-term .........................         473,281               --
Capital lease obligation, noncurrent ..................       1,630,421          962,510
Other accrued liabilities .............................       1,708,007        1,094,962
                                                           ------------     ------------
         Total liabilities ............................       6,149,008        5,937,731
                                                           ------------     ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued ..........              --               --
   Common stock, $.008 par value
    Authorized 10,000,000 shares; issued 3,511,746 and
        5,175,903 shares in 1995 and 1996, respectively          28,094           41,407
    Additional paid-in capital ........................      14,925,304       25,288,794
    Accumulated deficit ...............................     (10,112,457)     (10,845,635)
   Less:  Deferred compensation and
     notes receivable stockholders ....................         (31,848)         (17,223)
                                                           ------------     ------------
         Total stockholders' equity ...................       4,809,093       14,467,343
                                                           ------------     ------------

         Total liabilities and stockholders' equity ...    $ 10,958,101     $ 20,405,074
                                                           ============     ============

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                               ---------------------------     ---------------------------
                                                  1995            1996            1995            1996
                                               -----------     -----------     -----------     -----------
NET SALES AND REVENUE:
Product sales .............................    $ 1,167,741      $1,209,976     $ 2,346,672      $3,600,363
Contract and other revenue ................        171,510          43,754         749,820         568,148
Equipment revenue .........................             --       1,600,000              --       2,840,000
                                               -----------      ----------     -----------      ----------
      Total net sales and revenue (note 2)       1,339,251       2,853,730       3,096,492       7,008,511

COST OF SALES AND REVENUE:
Cost of product sales .....................      1,129,009         984,524       3,025,372       3,016,055
Cost of contract and other revenue ........         75,760          55,361         305,047         112,622
Cost of equipment revenue .................             --       1,200,000              --       2,130,000
                                               -----------      ----------     -----------      ----------
      Total cost of sales and revenue .....      1,204,769       2,239,885       3,330,419       5,258,677
                                               -----------      ----------     -----------      ----------

      Gross profit (loss) .................        134,482         613,845        (233,927)      1,749,834
                                               -----------      ----------     -----------      ----------

OPERATING EXPENSES:
General and administrative ................        289,777         369,855         909,597       1,092,276
Marketing and selling .....................         83,517         131,339         381,765         389,592
Research and development ..................        292,199         361,097       1,108,591       1,067,538
Write off of prototype Ibis 1000 ..........        723,542              --         723,542              --
                                               -----------      ----------     -----------      ----------
      Total operating expenses ............      1,389,035         862,291       3,123,495       2,549,406
                                               -----------      ----------     -----------      ----------


      Loss from operations ................     (1,254,553)       (248,446)     (3,357,422)       (799,572)
                                               -----------      ----------     -----------      ----------

OTHER INCOME (EXPENSE):
Interest income ...........................         10,969         147,044         110,703         353,287
Interest expense ..........................        (65,755)        (75,624)       (193,294)       (284,825)
Other .....................................             --             260           1,798            (812)
                                               -----------      ----------     -----------      ----------
    Total other income (expense) ..........        (54,786)         71,680         (80,793)         67,650
                                               -----------      ----------     -----------      ----------
      Loss before income taxes ............     (1,309,339)       (176,766)     (3,438,215)       (731,922)

Income tax expense ........................             --              --          (1,256)         (1,256)
                                               -----------      ----------     -----------      ----------
      Net loss ............................    $(1,309,339)     $ (176,766)    $(3,439,471)     $(733,178)
                                               ===========      ==========     ===========      ==========

Net loss per common share .................    $     (0.38)     $    (0.03)    $     (1.01)     $    (0.16)
                                               ===========      ==========     ===========      ==========

Weighted average number
 of common shares outstanding .............      3,488,404       5,171,338       3,395,655       4,568,725
                                               ===========      ==========     ===========      ==========


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                    1995             1996
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................    $(3,439,471)     $  (733,178)
   Depreciation and amortization ............................      1,443,356        1,150,472
   Amortization of deferred compensation ....................         18,262           14,625
   Loss from sale of asset ..................................             --            1,788
   Write off of prototype Ibis 1000 implanter ...............        723,542               --
   Changes in operating assets and liabilities ..............     (1,662,721)         966,505
                                                                 -----------      -----------


         Net cash provided by (used in)
             operating activities ...........................     (2,917,032)       1,400,212
                                                                 -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net .................     (1,104,045)      (3,220,150)
   Decrease (increase) in other assets ......................        353,776         (163,721)
                                                                 -----------      -----------


         Net cash used in investing activities ..............       (750,269)      (3,383,871)
                                                                 -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable ................................        515,111               --
   Payments of bank notes payable ...........................       (181,366)        (845,788)
   Payments of capital lease obligations ....................       (416,840)        (604,337)
   Exercise of stock options
       and issuance of warrants .............................         22,800           55,810
   Proceeds from sale of common stock,
       net of issuance costs ................................             --       10,320,993
                                                                 -----------      -----------
         Net cash provided by financing activities...........        (60,295)       8,926,678
                                                                 -----------      -----------
         Net increase (decrease) in cash and cash equivalents     (3,727,596)       6,943,019

Cash and cash equivalents, beginning of period ..............      5,134,494        2,279,852
                                                                 -----------      -----------
Cash and cash equivalents, end of period ....................    $ 1,406,898      $ 9,222,871
                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .................    $   126,671      $   248,577
                                                                 ===========      ===========

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) INTERIM FINANCIAL STATEMENTS
    ----------------------------

     The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1995, and have been prepared by the Company in accordance with generally accepted accounting principles.

     The interim financial statements are unaudited, but in the opinion of management include all adjustments which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1995.

(2) REVENUE RECOGNITION
    -------------------

     Product sales are recognized upon shipment. Contract and equipment revenue are recognized on the percentage-of-completion method. Other revenue consists primarily of non-refundable net license fees received from the sublicense of the Company's beam scanning system.

(3) INVENTORIES
    -----------

         Inventories consist of the following:
                                            DECEMBER 31,   SEPTEMBER 30,
                                                1995           1996
                                            ------------   -------------
          Raw materials ..............        $486,043      $  412,650
          Work in process ............          15,323          18,753
          Finished goods .............         195,599         338,408
          Equipment in process .......              --       1,988,472
                                              --------      ----------
                                              $696,965      $2,758,283
                                              ========      ==========


(4) BANK NOTES PAYABLE
    ------------------

     During May 1996, the Company paid off amounts outstanding under its term loan totalling $721,619.

(5) CAPITALIZATION
    --------------

     On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds from the offering were approximately $10,320,000.

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

     Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX wafers for commercial applications. For the nine months ended September 30, 1996 and for the fiscal year ended December 31, 1995, commercial product sales (measured in dollar volume) represented 92% and 82%, respectively, of total product sales compared with 23% of total product sales for the fiscal year ended December 31, 1991. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature.

     Although the Company achieved record quarterly revenue and operating results in the third quarter, the Company believes that the impact of the slowdown in the semiconductor industry resulted in the Company's wafer sales for the quarter ended September 30, 1996 remaining relatively constant. This current economic condition could continue to affect the Company's sales of wafers in the near term. In addition, a significant component of the Company's revenue during the six months period ending September 30, 1996, resulted from the recognition of revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This is the only implanter sold by the Company and it is not clear whether the customer demand for this equipment will continue.

     The Company currently has four oxygen implanters on-line (two Ibis 1000's and two NV-200's), and is currently constructing three additional Ibis 1000 implanters, one of which will be sold to a semiconductor manufacturer to supplement its internal requirements and is expected to be shipped in the fourth quarter of this year. The other two additional implanters under construction are anticipated to be in operation in the first half of 1997. As the Company expands its production capacity in anticipation of expected increases in demand, it is anticipated that gross margins on product sales will initially be adversely affected until the implanters operate at or near full capacity. There can be no assurance that the Company will succeed in attracting a sufficient number of customers and/or orders for SIMOX wafers to offset such production costs or that the Company will succeed over its competition.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1995

     PRODUCT SALES. Product sales increased to $1,209,976 for the third quarter ended September 30, 1996, an increase of $42,235 or 3.6% from $1,167,741 for the third quarter ended September 30, 1995. The slight increase

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in product sales is attributable to the second Ibis 1000 implanter being placed into production late in the third quarter of 1996.

     CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the third quarter ended September 30, 1996 to $43,754 from $171,510 for the third quarter ended September 30, 1995, a decrease of $127,756 or 74.5%. This decrease resulted from decreased government contract backlog. Government contracts are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to the Company. The Company has been audited by the Defense Contract Audit Agency ("DCAA") in connection with the Company's 1990 through 1995 overhead and general and administrative rates. It has been determined that retroactive adjustments of amounts previously paid to the Company are not material.

     EQUIPMENT REVENUE. Equipment revenue for the third quarter ended September 30, 1996 was $1,600,000. This represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer to supplement its internal requirements. This implanter is expected to be shipped to this customer during the fourth quarter of 1996.

     TOTAL REVENUE. Total revenue for the third quarter ended September 30, 1996 was $2,853,730, an increase of $1,514,479 or 113.1% from total revenue of $1,339,251 for the third quarter ended September 30, 1995. This increase resulted from the equipment revenue of $1,600,000, which was partially offset by the decline in contract and other revenue.

     TOTAL COST OF REVENUE. Cost of product sales for the third quarter ended September 30, 1996 was $984,524, as compared to $1,129,009 for the third quarter ended September 30, 1995, a decrease of $144,485 or 12.8%. Cost of contract and other revenue for the third quarter ended September 30, 1996 was $55,361, as compared to $75,760 for the third quarter ended September 30, 1995, a decrease of $20,399, or 26.9%. Cost of equipment revenue for the third quarter ended September 30, 1996 was $1,200,000. The increase in cost of revenue resulted primarily from increases in cost of equipment revenue, materials, including the cost to add epitaxy to wafers, and wafer processing payroll and fringes as a result of operating implanters extra shifts. These increases were offset by a 33% decrease in depreciation expense from the prior year quarter due to the write off of the prototype implanter in the third quarter of 1995. The gross margin for all sales was 21.5% for the third quarter ended September 30, 1996, as compared to 10% for the third quarter ended September 30, 1995. The gross margin significantly improved for the third quarter ended September 30, 1996 primarily due to more effective utilization of the production capacity, which consists primarily of fixed costs, and profit recognized on equipment sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter ended September 30, 1996 were $369,855 (or 13.0% of total revenue) as compared to $289,777 (or 21.6% of total revenue) for the third quarter ended September 30, 1995. The increase is due to increases in investor relations expenses, and legal, transfer agent and printing fees associated with the additional offering in April 1996 and SEC filings via EDGAR.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the third quarter ended September 30, 1996 were $131,339 (or 4.6% of total revenue) as compared to $83,517 (or 6.2% of total revenue) for the third quarter ended September 30, 1995, an increase of $47,822 or 57.3%. The increase in marketing and selling

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses is primarily a result of additional personnel. Other marketing and selling expenses remained relatively stable.

     RESEARCH AND DEVELOPMENT. Internally funded research and development expenses increased by $68,898, or 23.6%, to $361,097 (or 12.7% of total revenue) for the third quarter ended September 30, 1996, as compared to $292,199 (or 21.8% of total revenue) for the third quarter ended September 30, 1995. The increase is primarily a result of an increase in internal research and development activities during the third quarter of 1996.

     WRITE-OFF OF PROTOTYPE IBIS 1000. As a result of the customers' favorable response to the quality improvements of the Ibis 1000 production implanter which became operational in May, 1995, during the quarter ended September 30, 1995, the Company wrote off the net book value of the prototype Ibis 1000 implanter in the amount of $723,542.

     LOSS FROM OPERATIONS. The loss from operations for the third quarter ended September 30, 1996 was $248,446 as compared to a loss of $1,254,553 for the third quarter ended September 30, 1995. The decrease in loss from operations resulted from the 113.1% increase in revenue combined with improved gross margins. In addition, the third quarter of 1995 includes the write off of the prototype Ibis 1000 implanter in the amount of $723,542.

     OTHER INCOME (EXPENSE). Total other income for the third quarter ended September 30, 1996 was $71,680 as compared to total other expense of $54,786 for the third quarter September 30, 1995. Total other income is a result of interest income earned on the proceeds from the April 1996 public offering, which was partially offset by interest on capitalized leases.

     LOSS BEFORE INCOME TAXES. The loss before income taxes was $176,766 for the third quarter ended September 30, 1996, as compared to $1,309,339 for the third quarter ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     PRODUCT SALES. Product sales increased to $3,600,363 for the nine months ended September 30, 1996, an increase of $1,253,691 or 53.4% from $2,346,672 for the nine months ended September 30, 1995. The increase in product sales is attributable to the increased commercial demand and a higher average sales price per wafer for the nine months ended September 30, 1996 compared to 1995, due to larger wafer sizes.

     CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the nine months ended September 30, 1996 to $568,148 from $749,820 for the nine months ended September 30, 1995, a decrease of $181,672 or 24.2%. This decrease resulted from decreased government contract backlog which was offset by the receipt of non-refundable net license fees for the Company's proprietary beam scanning system for certain applications other than oxygen implantation. Government contracts are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to the Company. The Company has been audited by the Defense Contract Audit Agency ("DCAA") in connection with the Company's 1990 through 1995 overhead and general and administrative rates. It has been determined that retroactive adjustments of amounts previously paid to the Company are not material.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     EQUIPMENT REVENUE. Equipment revenue for the nine months ended September 30, 1996 was $2,840,000. This represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer to supplement its internal requirements. This implanter is expected to be shipped to this customer during the fourth quarter of 1996.

     TOTAL REVENUE. Total revenue for the nine months ended September 30, 1996 was $7,008,511, an increase of $3,912,019 or 126.3% from total revenue of $3,096,492 for the nine months ended September 30, 1995. This increase resulted from the equipment revenue $2,840,000, increased product sales which were partially offset by a decrease in contract and other revenue.

     TOTAL COST OF REVENUE. Cost of product sales for the nine months ended September 30, 1996 was $3,016,055 as compared to $3,025,372 for the nine months ended September 30, 1995, a decrease of $9,317 or .3%. Cost of contract revenue for the nine months ended September 30, 1996 was $112,622, as compared to $305,047 for the nine months ended September 30, 1995, a decrease of $192,425, or 63.1%. Cost of equipment revenue for the nine months ended September 30, 1996 was $2,130,000. The increase in cost of revenue results primarily from increases in cost of equipment revenue, materials, including the cost to add epitaxy to wafers, and wafer processing payroll and fringes as a result of operating implanters extra shifts. These increases were offset by a 26.5% decrease in depreciation expense due to the write off of the prototype implanter in the third quarter of 1995. The gross margin for all sales was 25.0% for the nine months ended September 30, 1996, as compared to a negative gross margin of 7.6% for the nine months ended September 30, 1995. The gross margin significantly improved for the nine months ended September 30, 1996 primarily due to more effective utilization of the production capacity, which consists primarily of fixed costs, caused by a 53.4% increase in product sales, and profit recognized on equipment sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1996 were $1,092,276 (or 15.6% of total revenue) as compared to $909.597 (or 29.4% of total revenue) for the nine months ended September 30, 1995. The increase is due to increases in investor relations and consulting expenses, transfer agent, legal and printing fees, amortization expense relating to lease warrants and training costs.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the nine months ended September 30, 1996 were $389,592 (or 5.6% of total revenue) as compared to $381,765 (or 12.3 % of total revenue) for the nine months ended September 30, 1995, an increase of $7,826 or 2.0%. Although marketing personnel has increased over the prior period, payroll and related expenses remained relatively flat due to the accrual of severance costs for a former Vice President of Marketing in the first quarter of 1995. Other marketing and selling expenses remained relatively stable.

     RESEARCH AND DEVELOPMENT. Internally funded research and development expenses decreased by $41,053, or 3.7%, to $1,067,538 (or 15.2% of total revenue) for the nine months ended September 30, 1996, as compared to $1,108,591 (or 35.8% of total revenue) for the nine months ended September 30, 1995. The decrease is primarily a result of certain personnel's time and effort being deployed and capitalized in connection with the Ibis 1000 implanter machines in process during the nine months ended September 30, 1996.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     WRITE-OFF OF PROTOTYPE IBIS 1000. As a result of the customers' favorable response to the quality improvements of the Ibis 1000 production implanter which became operational in May, 1995, during the quarter ended September 30, 1995 the Company wrote off the net book value of the prototype Ibis 1000 implanter in the amount of $723,542.

     LOSS FROM OPERATIONS. The loss from operations for the nine months ended September 30, 1996 was $799,572 as compared to a loss of $3,357,422 for the nine months ended September 30, 1995. The decrease in loss from operations primarily resulted from the 126.3% increase in revenue combined with improved gross margins. In addition, in 1995 the Company wrote off the prototype Ibis 1000 implanter in the amount of $723,542.

     OTHER INCOME (EXPENSE). Total other income for the nine months ended September 30, 1996 was $67,650 as compared to total other expense of $80,793 for the nine months ended September 30, 1995. The total other income is due to interest income earned on proceeds from the April 1996 public offering, which was offset by increased interest expense on capitalized leases.

     LOSS BEFORE INCOME TAXES. The loss before income taxes was $731,922 for the nine months ended September 30, 1996, as compared to $3,438,215 for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,320,000, after deducting approximately $1,280,000 for Underwriting discounts, commissions and other associated expenses.

     As of September 30, 1996, the Company had cash and cash equivalents of $9,222,871. During the nine months ended September 30, 1996, the Company generated $1,400,212 in cash from operating activities as compared to cash used by operations in the amount of $2,917,032 for the same period in 1995. Depreciation and amortization expense for the nine months ended September 30, 1996 and 1995 was $1,150,472 and $1,443,356, respectively. This accounted for 16.4% and 46.6% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. The principal uses of cash were to fund the Company's operations, construction of Ibis 1000's and other additions to property and equipment. As of September 30, 1996, the Company had invested approximately $15 million in property and equipment. At September 30, 1996, the Company had commitments to purchase approximately $1.1 million in material or subassemblies to be used to manufacture additional Ibis 1000 oxygen implanters.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     During the third quarter ended September 30, 1996, the Company's line of credit for both working capital and term loan borrowing capability expired. It was not renewed since it was not in current utilization as a result of the completion of a public offering in April, 1996 by the Company.

     During the first quarter of 1996, a major semiconductor manufacturer issued a purchase order to Ibis for the purchase of one Ibis 1000 implanter and as of September 30, 1996, has made advance payments to the Company equaling approximately 37% of the purchase price. During the second quarter of 1996 the Company finalized a definitive agreement with respect to the purchase of the implanter and possible current purchases of additional implanters. The agreement provides that the use of the implanter by this manufacturer and its ability to sell SIMOX wafers will be subject to certain restrictions. The Company anticipates that it will ship this implanter in the fourth quarter of 1996, at which time it will invoice the customer approximately $2.1 million.

     The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources (including the proceeds from the April 1996 public offering), together with funds generated from operations, are believed to be sufficient to support the Company's operations on their anticipated scale for eighteen months. Management of the Company currently believes that this anticipated scale of operations will include additional Ibis 1000 oxygen implanters (in addition to its four oxygen implanters currently on-line: two Ibis 1000's and two NV-200's), the purchase of support equipment and expansion of the Company's facilities. The new implanters are expected to be transferred to production at various times, beginning in the first quarter of 1997.

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

                                OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------
         None

Item 2 - Changes in Securities
         ---------------------
         None

Item 3 - Defaults upon Senior Securities
         -------------------------------
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5 - Other Information
         -----------------
         None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits furnished as Exhibits hereto:

             11   Statement regarding computation of per share loss.

             27   Financial Data Schedule.

         (b) On September 12, 1996 the Company filed a Current Report on Form 8-K/A (which amended the current report on Form 8-K filed on June 5, 1996) for the May 22, 1996 event with the Securities and Exchange Commission reporting the Company had entered into an Equipment Purchase Master Agreement (the "Agreement") for the sale, by the Company, of its proprietary Ibis 1000 oxygen implanters to International Business Machines Corporation.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Ibis Technology Corporation



Date: November 4, 1996                  By: /s/ TIMOTHY J. BURNS
                                           -------------------------------------
                                           Timothy J. Burns
                                           Chief Financial Officer and Treasurer

                                           (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION                          PAGE
-----------                         -----------                          ----

11               Statement regarding computation of per share loss.       17

27               Financial Data Schedule.                                 18