Form 10-K
period 1996-12-31
IBIS TECHNOLOGY CORP
filed 1997-03-28
CIK 855182

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period      to

                         Commission file number: 0-23668

                           IBIS TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                     04-2987600
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

    32 CHERRY HILL DRIVE, DANVERS, MA          01923
(Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (508) 777-4247

Securities registered pursuant to Section 12(b) of the Exchange Act:

       None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
       Title of each class

       Common Stock, $.008 Par Value Per Share
       Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 11, 1997, was $31,289,918, based on the last sale price as reported by the Nasdaq National Market System.

         As of March 11, 1997, the registrant had 5,197,278 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997.

--------------------------------------------------------------------------------
Ibis Technology Corporation


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Ibis Technology Corporation ("Ibis" or the "Company") is an advanced materials company and the leading supplier of SIMOX (Separation by IMplantation of OXygen) wafers to the semiconductor industry. SIMOX wafers are state-of-the-art silicon-on-insulator ("SOI") wafers which enable the production of integrated circuits with significant advantages over circuits constructed on conventional bulk silicon or epitaxial wafers. These advantages include substantially reduced power consumption, more efficient low-voltage operation, significantly improved speed, and reduced integrated circuit manufacturing costs. These characteristics make SIMOX wafers well-suited for many commercial applications, including cellular phones, wireless communications devices, portable and desktop computers, automotive electronics, and microwave systems. SIMOX wafers are created by implanting oxygen atoms below the surface of a silicon wafer in sufficient quantity to transform a layer of the silicon to silicon dioxide, while maintaining a thin layer of circuit quality single crystal silicon at the surface.

     The Company began its operations in 1988, producing four, five and six inch SIMOX wafers, mainly for military applications, on an NV-200 implanter manufactured by Eaton Corporation ("Eaton"). Since 1989, the Company has spent in excess of $10 million for the development of its proprietary oxygen implanter (the Ibis 1000) and advanced proprietary processing technologies which enable the production of SIMOX wafers capable of meeting the requirements of high volume commercial applications, including the production of eight inch wafers. The Ibis 1000 prototype, with proprietary beam scanning technology, became operational in 1993, permitting the Company to begin producing wafers of this size. The first fully-automated production version of the Ibis 1000 implanter was completed in May 1995, enabling volume production of high-quality SIMOX wafers. Since then the Company has constructed two additional implanters, one of which was sold to one of the Company's largest customers. The Company believes that its demonstrated ability to supply high quality, competitively priced wafers and its increased wafer production capacity, together with substantial progress in customers' development programs, are accelerating the acceptance of Ibis-produced SIMOX wafers for mainstream commercial applications.

     In recent years, the Company has focused on integrating SIMOX wafers into commercial applications, which have substantially higher volume potential than military applications, the Company's initial target market. Unit sales of SIMOX wafers for commercial applications have expanded from approximately 36% of the Company's total wafers sold in 1992 to approximately 88% of its wafers sold in 1996.

     Ibis has sold SIMOX wafers to most of the world's leading commercial semiconductor manufacturers, including Advanced Micro Devices, Digital Equipment Corporation, Fujitsu, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola, National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, and Toshiba. These commercial shipments have been used principally for evaluation purposes in products, including ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. For any potential customer who is ultimately committed to designing and building integrated circuits on SIMOX wafers, the time required for a customer to make a definitive buying decision and for Ibis to "make the sale" - from initial contract to full-scale chip fabrication - will be lengthy and proceed along definable, targeted stages. The sales cycle typically goes from intensive evaluation of Ibis' SIMOX material in the customer's process laboratory to full circuit evaluations in the chip-design lab which, we hope, will lead to full scale chip production in the fab. This is a normal sales cycle in the semiconductor industry for any technologically advanced material such as Ibis' SIMOX. In addition, the Company supplies SIMOX wafers to military-oriented semiconductor manufacturers such as Allied-Signal Aerospace and Honeywell for use in production applications.

     The Company believes that strategic alliances will play an important role in developing a worldwide commercial market for SIMOX wafers. In September 1995, the Company and Motorola entered into an agreement for Motorola to provide funding to the Company to substantially expand the Company's current SIMOX wafer production capacity to meet requirements of Motorola for its commercial programs. The implanter that was constructed with this funding became operational in September, 1996 and shipments to Motorola under the terms of this Agreement commenced shortly thereafter. The two companies continue to work closely to advance the processing and testing of SIMOX material in conjunction with Motorola's rigorous quality standards. The Company also has a strategic alliance agreement with Mitsubishi Materials, under which Mitsubishi markets and sells in Japan SIMOX wafers manufactured by Ibis. The Company and Mitsubishi are collaborating on joint research and development focused on commercial deployment of SIMOX technology with the ultimate objective of establishing SIMOX manufacturing capability in Japan to service this marketplace.

     In May 1996, the Company entered into an agreement with one of the world's leading semiconductor manufacturers for the sale of an Ibis 1000 implanter, which was delivered to the purchaser in November 1996. Under the terms of this agreement, there are certain limitations on the purchaser's ability to sell SIMOX wafers produced on this implanter. The agreement also sets forth terms and conditions in the event that the purchaser desires to buy additional implanters. The revenue, together with related costs, was recognized on a percentage of completion basis determined by the achievement of various milestones.

     The Company's objective is to make its SIMOX wafers the preferred advanced materials substrate for mainstream commercial applications. The Company's strategy for attaining this objective is to capitalize on the technology embodied in the Ibis 1000 by building additional high current oxygen implanters to increase available capacity, further advancing its process technology, increasing throughput and reducing production costs, and to form strategic marketing, manufacturing and distribution alliances. The Company believes that this strategy will enable it to become the predominant supplier of SIMOX-SOI technology and SIMOX wafers with the quality, cost, and size required for mainstream commercial applications.

     Ibis was incorporated in Massachusetts on October 7, 1987 and commenced operations in January 1988. Ibis' executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923. Its telephone number is (508) 777-4247.

MARKETING, SALES AND CUSTOMERS

     While the silicon wafer market is projected in the Rose Silicon Report to grow at an approximate 16% compounded annual growth rate through 1999, the SIMOX market is projected to expand at a 43% compounded annual growth rate during the same period. The Company believes that these growth rates are consistent with its capacity expansion and product development roadmap.

     The Company intends to take advantage of this projected growth by continuing to conduct a direct selling effort focused on the top 20 U.S. semiconductor manufacturers, most of which are customers of the Company. Ibis' sales personnel together with Ibis' senior management and engineering and scientific personnel interact with the research and development, manufacturing, purchasing and marketing departments of customers in assisting in the evaluation, prototyping and production of circuits fabricated on its SIMOX wafers.

     An important element of Ibis' selling strategy is its substantial commitment to technical support for its customer base. Ibis offers detailed technical assistance in the areas of device physics, material science, circuit design, and semiconductor manufacturing, to facilitate customers' integration of SIMOX technology into their product lines. Another important element of the Company's sales and marketing strategy is to develop and maintain a reputation for technical excellence. To this end, the Company frequently presents papers at technical conferences and collaborates closely with the research and development labs of selected customers,

--------------------------------------------------------------------------------
Ibis Technology Corporation


industry consortium and government laboratories on advanced research projects. The Company believes that its ability to make this technical expertise available to customers will accelerate the incorporation of SIMOX technology into mainstream commercial applications.

     Overseas, the Company relies on its direct sales force, together with the use of manufacturer's representatives, to market its products. The Company has a strategic alliance with Mitsubishi Materials, under which Mitsubishi markets and sells in Japan SIMOX wafers manufactured by Ibis. The two companies are also collaborating on joint research and development focused on optimizing SIMOX process technology for high-volume commercial applications with the ultimate objective of establishing SIMOX manufacturing capability in Japan to service this marketplace. See "Business -- Strategic Alliances." The Company has also targeted Korea, where it has a marketing arrangement, and Europe, where it sells directly, as areas of focus for its products.

     During the fiscal years ended 1994, 1995 and 1996 revenues from Honeywell, IBM, Motorola, and Texas Instruments accounted for, in the aggregate, approximately $1,266,000, $2,554,000, and $6,420,000 or approximately 39%, 55%, and 68% of the Company's revenues, respectively.

     Customers of the Company that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 1994, 1995, and 1996, approximately 32%, 18%, and 10% respectively, of the Company's product sales were generated by product sales to such customers.

     Sales to overseas customers in 1994, 1995 and 1996 were less than 10% of total revenue in those periods.

STRATEGIC ALLIANCES

     The Company has entered into a number of strategic relationships which the Company believes enables it to better address its target market, to advance its technology more effectively, and to match its technical developments and production expansion to the needs of its key customers.

     In September 1995, the Company and Motorola entered into a strategic business development agreement whereby Motorola advanced to Ibis the required funding to build an Ibis 1000 implanter. The SIMOX wafer manufacturing capacity of this implanter will be primarily dedicated to serving Motorola's production requirements until at least December 31, 2000, with cash price concessions to Motorola reflecting the amortization of the funding. Ibis has agreed to grant to Motorola a security interest in the implanter to secure Ibis' obligations to Motorola. The implanter which was fully funded by Motorola became operational in September 1996, and Ibis is currently shipping wafers to Motorola under the terms of this Agreement. In connection with this agreement, the two companies continue to work closely to advance Ibis' processing and testing technology in conjunction with Motorola's rigorous quality standards.

     In July 1994, the Company entered into a business development agreement with Mitsubishi Materials, under which Mitsubishi markets and sells in Japan SIMOX wafers manufactured by Ibis. The two companies are also collaborating on joint research and development focused on optimizing SIMOX process technology for high-volume commercial applications with the ultimate objective of establishing SIMOX manufacturing capability in Japan to service the marketplace. The agreement contemplates that, depending upon the success of their marketing and research and development arrangements, the parties will enter into future business relationships for the manufacture and sale of SIMOX wafers. The initial term of this agreement expires in 1997. It can be terminated by either company after the initial term with 120 days written notice.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

     Since 1994, Ibis has participated in the Low Power Electronics Program, sponsored by the Advanced Research Project Agency (ARPA), by performing research and development and providing SIMOX wafers for evaluation by other participants in the program. See "Business -- Research and Development." The program's mission is to accelerate the development of all aspects of the next generation of low power electronics. Ibis is also a participant in a program sponsored by Sematech, a consortium of ten of the largest semiconductor manufacturers in the United States, to facilitate high-volume production of SIMOX wafers. These two complementary programs provide Ibis with funding, technology transfer, and visibility and interaction with semiconductor manufacturers.

RESEARCH AND DEVELOPMENT

     The Company has active research and development programs in both equipment and process technology. Ibis' equipment engineers continually seek to refine and enhance the capabilities of the Ibis 1000. Current development projects are aimed at increasing the throughput capacity of the machine, thereby lowering the per wafer production cost, improving beam line optics and increasing beam current and the level of systems automation. The Company's process engineers are refining techniques to produce SIMOX wafers of higher quality, developing new processes to produce SIMOX wafers with thinner buried oxide layers at lower cost and at the same time responding to specific customer requirements -- all steps aimed at enhancing the range of potential commercial applications for Ibis' SIMOX wafers. As a result of these research and development efforts, the Company announced in October 1996 a new SIMOX product, ADVANTOX(TM), which is currently being tested by various customers. This product has a thinner buried oxide layer and consequently the ability to significantly increase the output of the Ibis 1000 implanter compared to the standard SIMOX wafer product. During the fiscal years ended 1994, 1995 and 1996, the Company's internally funded research and development expenses were approximately $1,237,000, $1,582,000, and $1,477,000, or 38%, 34% and 16% of the Company's revenues, respectively.

     Government sponsored research and development activities also comprise a part of the Company's research and development effort. SIMOX technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant defense and space-based systems. As a result of this government sponsored research and development, radiation-tolerant integrated circuits on Ibis-produced SIMOX wafers are now in production for military applications at Honeywell and Allied-Signal Aerospace. During the fiscal years ended 1994, 1995 and 1996, revenues from government sponsored research and development contracts were approximately $737,000, $764,000, and $396,000 or 23%, 16%, and 4% of the Company's revenues, respectively. Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

     The major focus of government-sponsored research and development has been on improving SIMOX manufacturing methods and processes to ensure that high quality SIMOX wafers are available for commercial and military applications. The SBIR program, which is the largest source of direct government support to the Company, has funded development of advanced methods of SIMOX processing, resulting in improved fabrication and characterization of SIMOX materials. The Company has received SBIR contracts from ARPA, the Defense Special Weapons Agency, the U.S. Air Force, the Department of Energy, National Science Foundation, National Aeronautical and Space Administration and the Strategic Defense Initiative Organization. Similarly, the Company expects its cooperative research efforts with entities including the Naval Research Laboratory, the Microelectronics Research Laboratory, and the National Institute of Standards to yield benefits to the Company's ongoing commercialization activities.

     Since 1994, Ibis has participated in the Low Power Electronics Program, sponsored by ARPA. The program's mission is to accelerate the development of all aspects of the next-generation of low power electronics, including materials, technologies, and applications. The materials effort is largely focused on development of processes which address high volume, low cost SIMOX manufacturing requirements of the

--------------------------------------------------------------------------------
Ibis Technology Corporation


mainstream commercial integrated circuits industry. Extensive experimental work is focused on the optimization of thinner buried oxide processes to address these requirements. This development work is consistent with the Company's internal research and development efforts. In addition, the ARPA program is serving to promote the deployment of SIMOX SOI technology in commercial low power electronics applications. In July 1995, Ibis agreed to develop SIMOX wafers for the ARPA program as a subcontractor to a major semiconductor manufacturer. In 1995 and 1996, the Company sold approximately $590,000 and $568,000, respectively, of SIMOX wafers under this program. The program is scheduled to be completed in 1997.

     Contracts with government agencies require compliance with applicable government regulations and are generally subject to competitive bidding, extensive regulation and cancellation at the government's sole discretion. Pursuant to the terms of such government contracts, the Company will be required to grant to the U.S. government a royalty-free nonexclusive worldwide license to inventions claimed by the Company which were funded by the U.S. government. Government contracts are subject to termination at the election of the relevant agency. Additionally, these agreements are subject to negotiated overhead rates and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to the Company. In 1996, the Defense Contract Audit Agency ("DCAA") concluded its audit of the Company in connection with the Company's 1990 through 1995 overhead and general and administrative rates. The amount of the retroactive adjustments of amounts previously paid to the Company was not material.

COMPETITION

     Ibis faces three general sources of competition: direct SIMOX competition, competing SOI technologies, and competing non-SOI technologies.

     Among direct SIMOX competitors, Ibis is presently the only U.S. manufacturer of SIMOX wafers. The first generation oxygen implanter, the NV-200, was produced in limited quantities by Eaton Corporation and just six are in operation worldwide. The Company believes that Eaton has no plans to manufacture additional NV-200's. Of these six implanters, Ibis owns two. The Company believes that the remaining four are owned by Nippon Telephone and Telegraph ("NTT"), the Fraunhofer Institute, Nippon Steel, and SOITEC, and only Nippon Steel and SOITEC use these machines for commercial production, as opposed to research. To date, SOITEC, a French-based company that spun off from LETI, a French government research lab, has been the primary source of competition for Ibis. In 1995, Hitachi began marketing its oxygen implanter and, the Company believes, has sold two to date, to Komatsu and Nippon Steel. Both Komatsu, in partnership with NTT and Nippon Steel, are marketing SIMOX material. However, the Company believes that, to date, commercial shipments made by Komatsu/NTT and Nippon Steel have been produced by both their NV-200s and by their new Hitachi implanters. The Company also believes that, at this stage of the market's development, the availability of alternate sources of SIMOX wafers will help address customer concerns about the lack of available alternate sources of supply.

     The second source of competition for Ibis is the development of alternative SOI materials. Two distinct approaches for this method of production are silicon-on-sapphire ("SOS") and thin-film bonded wafers. In SOS technology, circuitry is constructed in a layer of silicon which has been deposited on a sapphire substrate. This material has been used in the construction of radiation resistant circuits. However, several problems with this material, including large current conduction in the sapphire when exposed to radiation, brittleness causing breakage during integrated circuit fabrication and large mismatches between sapphire and silicon crystal structures, have led to performance and manufacturability limitations.

     Thin-film bonded wafers are constructed by bonding two wafers and then thinning one of the two layers. In this approach, two bulk silicon wafers, each with a thermally-grown oxide layer, are first bonded

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


together to form a silicon/silicon dioxide/silicon wafer. Several alternatives are currently being explored across the industry to perform the subsequent thinning process -- including mechanical polishing, chemical etching (e.g. the BESOI process), plasma assisted chemical etching (e.g., the PACE process used by IPEC to create AcuThin(TM) wafers), bond and selective etching of porous silicon (e.g., Canon Eltran(R) process) or an implant-enhanced slicing of the wafer (e.g., the (R)Smartcut process of SOITEC, used to produce (R)Unibond wafers). If this approach becomes commercially successful, this process could reduce the competitive cost disadvantage of the bonded wafer method. While the bonded wafer approach has the advantages that the buried oxide can be made very thick and that the top silicon layer is generally of very high quality, the Company believes it suffers from two limitations. To date, achieving uniformity in the top silicon layer comparable to that of SIMOX has proven difficult. Also, the requirement to use two silicon wafers and perform complex processing has, to date, resulted in a relatively high cost structure for bonded wafers. As wafer diameters increase, the Company believes that dealing with these limitations may become increasingly difficult.

     The third source of competition is derived from alternative non-SOI technologies designed to obtain benefits similar to those of SOI, including improvements to existing technologies. Significant resources are continually expended to address the shortcomings of epitaxial and bulk silicon wafers. The semiconductor industry has demonstrated its resourcefulness in overcoming device physics problems with these materials through creative circuit design and manufacturing techniques, thereby extending the useful life of conventional substrates, and there can be no assurance that it will not continue to do so. The relatively lower cost of these substrates provides an incentive to the semiconductor industry to solve these problems without moving to new, more advanced substrates. In addition, complex variations of more conventional approaches, such as elaborate circuit structures built on bulk silicon substrates, and compound materials (silicon-germanium, gallium-arsenide, indium phosphide, etc.), are still in various research and development phases.

BACKLOG

     The Company's backlog consists of written orders for SIMOX wafers to be delivered during 1997 and research and development (R&D) contracts to be performed during 1997 and 1998. As of February 28, 1997, the backlog was $910,245 in wafer orders and approximately $800,000 in R&D contracts. This is compared with a backlog of approximately $1.6 million in wafer orders and $15,000 in contracts at February 29, 1996. Approximately 61% of the backlog is for four-inch wafers, 37% is for five and six-inch wafers, and 2% is for eight-inch wafers. As customers of the Company move from development and pilot production into volume production, the Company expects much of the increased demand will be for eight-inch wafers. Approximately 94% of the present product backlog is comprised of orders for commercial applications and approximately 78% is comprised of orders from five customers of the Company. All customer orders are subject to modification or cancellation by the customers.

     Backlog can fluctuate greatly based upon, among other matters, the timing of receipt of orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

PATENTS AND PROPRIETARY RIGHTS

     The Company has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to the Company during the development of the Ibis 1000. The sublicense agreement obligates the Company to pay a royalty of 1% of all revenue derived from the sale and servicing of products incorporating or produced with the sublicensed technology, including oxygen implantation machines and oxygen-implanted wafers, up to a maximum aggregate payment of $160,000. As of February 28, 1997, the Company has paid $102,201 of this royalty.

         The Company's beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant

--------------------------------------------------------------------------------
Ibis Technology Corporation


to these rights, the Company has entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid to the Company a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by the Company from sublicenses are to be shared on a substantially equal basis with the Company's sublicensor of the beam scanning system. As of December 31, 1996, the Company has received approximately $640,000 in net license fees, after deducting amounts paid to the sublicensor.

     The Company has also obtained an exclusive license to technology developed by Superion Limited, a United Kingdom corporation, that facilitates presentation of wafers to ion beams. The Company has paid $90,000 for license fees at the rate of $30,000 per implantation machine that has been manufactured by the Company. Under the terms of this Agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.

     Although the Company owns or has exclusive rights to several patents and several pending applications, and the Company diligently monitors the research and development process to identify inventions which warrant pursuing patent protection, the Company relies largely upon trade secret protection to safeguard its proprietary technology. Each of the Company's employees is currently required to execute confidentiality agreements pursuant to which they agree to assign to the Company all patent rights and technical or other information developed by the employees during their employment with the Company, and agree not to disclose any trade secret or confidential information without the prior written consent of the Company. Notwithstanding these confidentiality agreements, no assurance can be given that other companies will not acquire information which the Company considers to be proprietary. Moreover, no assurance can be given that the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that patent applications will be allowed. Even if a competitor's products were to infringe patents owned by the Company, it would be very costly for the Company to enforce its rights in an enforcement action, which would also divert funds and resources which otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available, if at all, on commercially reasonable terms.

     Pursuant to the terms of its government contracts, the Company will be required to grant to the U.S. government a royalty-free non-exclusive worldwide license to inventions claimed by the Company which were funded by the U.S. government.

GOVERNMENT REGULATION

     The Company has entered into certain research and development contracts with agencies of the United States government which require compliance with applicable government regulations. These contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. government's sole discretion. See "Business -- Research and Development."

     The Company is subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in its operations and exposure of its personnel to occupational hazards. Although the Company believes that it has all permits necessary to conduct its business, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. The Company's future activities may result in it being

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


subject to additional regulation. Such regulations could require the Company to acquire significant equipment or to incur other substantial expenses to comply with regulations. Any failure by the Company to control the use or to restrict adequately the discharge of, hazardous substances or to properly control other occupational hazards could subject it to substantial financial liabilities.

MANUFACTURING AND SUPPLIES

     The Company manufactures its Ibis 1000 oxygen implanters from standard components and from components manufactured in-house or by other vendors according to the Company's design specifications. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on these limited source suppliers and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on the Company's business and results of operations.

     The Company manufactures its SIMOX wafers using conventional bulk silicon wafers and a variety of chemicals and gases, all of which are available from multiple sources. The Company orders the wafers, chemicals and gases pursuant to blanket purchase orders which generally may be modified or cancelled by the Company upon 60 days' prior notice to the vendor. The Company is currently able to purchase its required supply of bulk silicon wafers from its normal sources. In the periods of increasing demand in the semiconductor industry for silicon wafers, there is no assurance that the Company will be able to purchase an adequate supply of such silicon wafers for manufacture of its products at or near current prices, if at all. Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

     As of February 28, 1997, the Company employed 55 persons on a full-time basis, and two people on a permanent part-time basis. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good.

BUSINESS OUTLOOK

     This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX wafers will be realized commercially or that a commercial market for SIMOX wafers will continue to develop; the dependence by the Company on key customers (during 1994, 1995 and 1996, revenues from four customers averaged in the aggregate between 39% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for

--------------------------------------------------------------------------------
Ibis Technology Corporation


wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

ITEM 2.  DESCRIPTION OF PROPERTY

     Ibis' corporate office and manufacturing facilities are located at a leased facility in Danvers, Massachusetts. The facility, which has approximately 27,000 square feet of space, includes over 2,500 square feet of cleanroom, which is designed to accommodate a total of four Ibis 1000 implanters. In addition, the Company has an option to lease an additional contiguous space of approximately 10,000 square feet on or before August 1, 1998. The Company's current lease expires on December 31, 2003 and contains an option to renew for five years. The Company believes that this space should be sufficient for planned future manufacturing requirements.

     Ibis' current manufacturing equipment includes two NV-200 implanters, one acquired from Eaton in 1988 and one acquired from Texas Instruments in 1993 (which is leased pursuant to an equipment lease), and two Ibis 1000 implanters including one that is primarily dedicated to Motorola's production requirements, as well as advanced annealing and cleaning equipment. Two additional Ibis 1000 implanters are currently under construction. One of the implanters is expected to be placed in production in the middle of 1997 and the other implanter is expected to be placed in production near the end of 1997. The Company is planning to phase out production of SIMOX wafers from its NV-200 implanters during 1997 such that in the future all SIMOX wafers will be produced on the Ibis 1000 implantation equipment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against the Company of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 1996.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock and Redeemable Warrants began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock, the Redeemable Warrants or any other securities of the Company. On April 4, 1996, the Company commenced trading on the Nasdaq National Market System. The Company's Common Stock is traded under the symbol "IBIS". The Company's Redeemable Warrants are traded under the symbol "IBISW". The following tables set forth, for 1995 and 1996, the high and low sales prices for the Common Stock and the Redeemable Warrants, as reported by the Nasdaq Small Cap Market and the Nasdaq National Market System.

                                                                  REDEEMABLE
                                           COMMON STOCK            WARRANTS
                                           ------------            --------
                                         HIGH        LOW        HIGH       LOW
                                         ----        ---        ----       ---
  1995:
       First Quarter...............     $ 3.50      $1.38      $0.63      $0.25
       Second Quarter..............     $ 4.88      $2.38      $0.75      $0.44
       Third Quarter...............     $ 6.63      $3.50      $1.13      $0.63
       Fourth Quarter..............     $11.63      $5.00      $4.13      $1.00

  1996:
       First Quarter...............     $ 9.50      $6.00      $3.50      $1.88
       Second Quarter..............     $11.25      $6.88      $5.50      $2.38
       Third Quarter...............     $ 9.13      $7.00      $4.00      $2.50
       Fourth Quarter..............     $ 9.13      $6.75      $3.88      $2.63


STOCKHOLDERS

     As of March 11, 1997, there were approximately 135 stockholders of record of the 5,197,278 outstanding shares of Common Stock and approximately 16 holders of record of the 1,380,000 Redeemable Warrants. There are approximately 2,700 beneficial owners of the Common Stock.

DIVIDENDS

     The Company has never declared or paid any dividends and does not anticipate paying such dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     In the fiscal year ended December 31, 1996, the Company has sold the following securities that were not required to be registered under the Securities Act of 1933 as amended (the "Securities Act").

--------------------------------------------------------------------------------
Ibis Technology Corporation


     In July 1996, the Company issued an aggregate of 4,177 shares of common stock to two individuals in connection with investor relations services rendered to the Company. In this case, the Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, since no public offering was involved. No underwriters were involved in the foregoing sale of securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 1996, are derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audited balance sheets at December 31, 1996 and 1995 and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996 and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                      YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------
                                         1992      1993       1994       1995       1996
                                         ----      ----       ----       ----       ----
                                           (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales ......................   $ 2,067    $ 2,747    $ 2,360    $ 3,822    $ 4,767
Contract and other revenue .........     1,031      1,331        890        811        886
Equipment revenue ..................      --         --         --         --        3,800
                                       -------    -------    -------    -------    -------
  Total revenue ....................   $ 3,098    $ 4,078    $ 3,250    $ 4,633    $ 9,453
                                       -------    -------    -------    -------    -------
Cost of product sales ..............     1,405      2,012      3,255      4,071      4,042
Cost of contract and other revenue .       416        622        399        349        320
Cost of equipment revenue ..........      --         --         --         --        2,625
                                       -------    -------    -------    -------    -------
  Total cost of revenue ............   $ 1,821    $ 2,634    $ 3,654    $ 4,420    $ 6,987
                                       -------    -------    -------    -------    -------
  Gross profit (loss)...............   $ 1,277    $ 1,444    $  (404)   $   213    $ 2,466
                                       -------    -------    -------    -------    -------
Operating expenses:
  General and administrative .......   $   868    $ 1,349    $ 1,397    $ 1,299    $ 1,423
  Marketing and selling ............       459        347        362        495        515
  Research and development .........       937        875      1,237      1,582      1,477
  Write off of prototype Ibis 1000 .      --         --         --          724
                                       -------    -------    -------    -------    -------
  Total operating expenses .........   $ 2,264    $ 2,571    $ 2,996    $ 4,100    $ 3,415
                                       -------    -------    -------    -------    -------
  Loss from operations .............   $  (987)   $(1,127)   $(3,400)   $(3,887)   $  (949)
                                       -------    -------    -------    -------    -------
Total other income (expense) .......       (63)       (31)       (73)      (105)       110
Proceeds from life insurance policy       --         --        2,000       --         --
                                       -------    -------    -------    -------    -------
Loss before income taxes ...........   $(1,050)   $(1,158)   $(1,473)   $(3,992)   $  (839)
Income tax expense .................        (1)        (1)        (1)        (1)        (1)
                                       -------    -------    -------    -------    -------
Net loss ...........................   $(1,051)   $(1,159)   $(1,474)   $(3,993)   $  (840)
Net loss per common share(1) .......   $  (.83)   $  (.70)   $  (.53)   $ (1.17)   $  (.18)
Weighted average common shares
  outstanding ......................     1,309      1,701      2,819      3,424      4,723



                                                    YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------
                                          1992      1993      1994      1995       1996
                                          ----      ----      ----      ----       ----
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) ..........   $  (126)   $  (761)   $ 3,712   $ 3,463   $ 8,068
Total assets .......................     4,253      5,907     12,282    10,958    19,542
Long-term debt, less current portion       363        835      1,022     2,104       973
Total liabilities ..................     1,509      3,555      3,635     6,149     5,178
Redeemable preferred stock .........     6,280      6,614       --        --        --
Stockholders' equity (deficit) .....    (3,535)    (4,262)     8,647     4,809    14,364

-------
[FN]
(1)Computed on the basis described for net earnings (loss) per common share in
   Note 2(g) of Notes to Financial Statements.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements of the Company (including Notes thereto) and Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     The Company was formed in October 1987 and commenced operations in January 1988. The Company's initial activities consisted of producing and selling SIMOX wafers and conducting funded and unfunded research and development activities. This research led to the Company's development of a proprietary second generation implanter, the Ibis 1000, and to other proprietary process technology.

     Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX wafers for commercial applications. For the fiscal year ended December 31, 1996, commercial product sales (measured in dollar volume) represented 90% of total product sales compared with 24% of total product sales for the fiscal year ended December 31, 1992. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature.

     Although the Company achieved record annual revenue and operating results in 1996, quarterly wafer sales remained relatively constant throughout the year. In addition, approximately 40% of the total revenue in 1996 resulted from the recognition of the revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This is the only implanter that the Company has ever sold and the Company has not received a commitment for another sale.

     The Company currently has four oxygen implanters on-line (two Ibis 1000 implanters, one of which is primarily dedicated to serve Motorola's production requirements and two NV-200s) and is currently constructing two additional Ibis 1000 implanters. It is anticipated that one of these implanters will be placed in production in the middle of 1997 and the second implanter will be placed in production near the end of 1997 or such other time as additional capacity is needed to meet additional demand. The Company is planning to phase out the production of SIMOX wafers from its NV-200 implanters during 1997, such that in the future all SIMOX wafers will be produced on the Ibis 1000 implantation equipment. As the Company expands its production capacity in anticipation of expected increases in demand, it is anticipated that gross margins on product sales will initially be adversely affected until the implanters operate at or near full capacity. There can be no assurance, however, that the Company will succeed in attracting a sufficient number of customers and/or orders for SIMOX wafers to offset production costs or that the Company will succeed over its competition.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     PRODUCT SALES. Product sales increased to $4,765,808 for the fiscal year ended December 31, 1996, an increase of $943,682 or 24.7% from $3,822,126 for the fiscal year ended December 31, 1995. The increase in product sales is a result of a 36.7% increase in product sales for commercial applications which is attributable to several factors. The first Ibis 1000 implanter was in production for a full year in 1996. It had been qualified and transferred to full scale production during the second quarter of 1995. In addition, a second Ibis 1000

--------------------------------------------------------------------------------
Ibis Technology Corporation


implanter was qualified and placed in full scale production during the third quarter of 1996. With the additional product capacity, the number of wafers shipped increased 23.7% in 1996 from the prior year. The transition to the higher priced eight-inch wafers continued in 1996 with eight inch wafer shipments accounting for 31.5% of total shipments in 1996 compared with 16.0% of total shipments in 1995.

     CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the fiscal year ended December 31, 1996 to $887,098 from $811,200 for the fiscal year ended December 31, 1995, an increase of 9.4%. This increase is due to receipt of non-refundable net license fees for the Company's proprietary beam scanning system for certain applications other than oxygen implantation and consulting with respect to this technology offset by lower government contractual activity. Government contracts are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and adjustments of amounts paid to the Company. The Defense Contract Audit Agency ("DCAA") concluded its audit of the Company in connection with the Company's 1990 through 1995 overhead and general and administrative rates. The amount of the retroactive adjustments of amounts previously paid to the Company was not material.

     EQUIPMENT REVENUE. Equipment revenue of $3,800,000 in 1996 represents the recognition on a percentage of completion basis, determined by milestone accomplishments, of the sale of an Ibis 1000 implanter to one of the world's leading semiconductor manufacturers. This equipment was shipped to the customer during the fourth quarter of 1996. The amount of equipment revenue recognized represents 95% of the total equipment revenue from this sale. The balance of equipment revenue from this sale will be recognized upon the delivery of certain software upgrades in 1997. This sale represents the only sale of an Ibis 1000 implanter to a customer in the Company's history. The Company does not currently have a firm commitment for another implanter sale and there can be no assurance that the Company will receive such a firm commitment.

     TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 1996 was $9,452,906, an increase of $4,819,580 or 104.0% from total revenue of $4,633,326 for the fiscal year ended December 31, 1995. The recognition of equipment revenue of $3,800,000 accounted for 78.8% of this increase in total revenue in 1996.

     COST OF PRODUCT SALES. Cost of product sales for the fiscal year ended December 31, 1996 was $4,041,170, as compared to $4,071,672 for the fiscal year ended December 31, 1995, a decrease of $30,502 or .8%. The decrease in cost of product sales results from decreases in materials cost as more customers supplied their own wafers in 1996, and decreases in depreciation expense due to shorter depreciated life of the prototype Ibis 1000 implanter which was written-off at the end of the third quarter of 1995 compared with the standard depreciation life of the Ibis 1000 production implanter, offset by increases in payroll, utilities, warranty and shipping expenses. The gross margin from product sales for the fiscal year ended December 31, 1996 was 15.2%, as compared with a negative gross margin of 6.5% for the fiscal year ended December 31, 1995. The significant improvement in gross margin for the fiscal year ended December 31, 1996 is primarily due to more effective utilization of production capacity, which consists primarily of fixed costs, caused by a 24.7% increase in product sales.

     COST OF CONTRACT AND OTHER REVENUE. The cost of contract and other revenue for the fiscal year ended December 31, 1996 was $320,522, as compared to $349,029 for the fiscal year ended December 31, 1995, a decrease of $28,507 or 8.2%. The decrease is due to lower payroll and payroll related expenses partially offset by increased subcontract and materials cost as the nature of the contract work changed during 1996 from the contract work performed during 1995. The non-refundable net license fees included in contract and other revenue had no costs associated with it.

     COST OF EQUIPMENT REVENUE. The cost of equipment revenue represents all costs related to the amount of the equipment revenue that was recognized in 1996 on a percentage of completion basis for the Ibis

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


1000 implanter. It includes the costs to design, build, test and warranty this implanter for one year from date of site acceptance. The gross margin in 1996 from the sale of this implanter was 30.9%.

     TOTAL COST OF REVENUE. Total cost of revenue increased for the fiscal year ended December 31, 1996, was $6,986,692, as compared to $4,420,701 for the fiscal year ended December 31, 1995, an increase of $2,565,991 or 58.0%. This increase is due to cost of equipment revenue, which costs are recognized in relationship to the equipment revenue recognition.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1996 were $1,423,476 (15.1% of total revenue) as compared to $1,299,346 (28.0% of total revenue) for the fiscal year ended December 31, 1995, an increase of $124,130 or 9.5%. This results from increases in investor relations expense, transfer fees, consulting, liability insurance, relocation costs and depreciation and amortization expenses.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 1996 were $515,408 (5.5% of total revenues) as compared to $494,822 (10.7% of total revenue) for the fiscal year ended December 31, 1995, an increase of $20,586 or 4.2%. The increase in marketing and sales expenses is a result of increases in payroll, payroll related expenses and travel.

     RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $104,910 or 6.6% to $1,476,594 (15.6% of total revenue) for the fiscal year ended December 31, 1996 from $1,581,504 (34.1% of total revenue) for the fiscal year ended December 31, 1995. This decrease is primarily the result of certain expenses of the equipment design group being excluded from research and development expenses and charged to the development and building of Ibis 1000 implanters for internal and customer use. This reduction was partially offset by increased expenses, primarily in the areas of consulting and testing, associated with the wafer technology group's expanded efforts of various quality improvement programs.

     LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1996 was $949,264, as compared to a loss from operations of $3,886,589 for the fiscal year ended December 31, 1995. The decrease in the loss from operations of $2,937,325 is a result of the gross margin recognized on the equipment revenue in 1996, the write-off of the prototype Ibis 1000 implanter in 1995, and the 24.7% increase in product sales in 1996 that resulted in a product sales gross margin of 15.2% in 1996 compared with a negative product sales gross margin in 1995 of 6.5%.

     OTHER INCOME (EXPENSE). Total other income for the fiscal year ended December 31, 1996 was $110,404 as compared with other expense of $104,950 for the fiscal year ended December 31, 1995. The increase in other income is due to interest earned from the proceeds of the April 1996 public offering, which was partially offset by increased interest expense on capitalized leases.

     LOSS BEFORE INCOME TAXES. The loss before income taxes was $838,860 for the fiscal year ended December 31, 1996, as compared to $3,991,539 for the fiscal year ended December 31, 1995. The decrease in the loss before income taxes of $3,152,679, is a result of the gross margin recognized on the equipment revenue in 1996, the write-off of the prototype Ibis 1000 implanter in 1995, the 24.7% increase in product sales in 1996 that resulted in a product sales gross margin of 15.2% in 1996 compared with a negative gross margin in 1995 of 6.5% and the interest income from proceeds of the secondary stock offering completed in April 1996.

     As of December 31, 1996, the Company had net operating loss and general business credit carryforwards of approximately $12,190,000 and $313,000, respectively, for tax purposes expiring through 2011. As a result of the stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a

--------------------------------------------------------------------------------
Ibis Technology Corporation


change of ownership within the meaning of Internal Revenue Code Sec. 382(g) occurred. As a result of this ownership change, the net operating loss carryforward utilization is limited to approximately $1,500,000 per year, which limitation, if not utilized, is cumulative.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

         PRODUCT SALES. Total revenue for the fiscal year ended December 31, 1995, was $4,633,326, an increase of $1,384,090 or 42.6% from total revenue of $3,249,236 for the fiscal year ended December 31, 1994. Product sales increased to $3,822,126 for the fiscal year ended December 31, 1995, an increase of $1,462,561 or 62.0% from $2,359,565 for the fiscal year ended December 31, 1994. The increase in product sales is the result of a 92% increase in product sales for commercial applications over the prior fiscal year, which is attributable to several factors. First, the new Ibis 1000 implanter was qualified and transferred to full-scale production during the second quarter and, during the third quarter, the Company successfully transitioned the new Ibis 1000 implanter to eight-inch wafers, which have a higher sales price than six-inch wafers. In addition, the number of wafers shipped in 1995 increased 32% over the prior year.

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the fiscal year ended December 31, 1995 to $811,200 from $889,671 for the fiscal year ended December 31, 1994, a decrease of $78,471 or 8.8%. This decrease resulted primarily from decreased government backlog. This was partially offset by a favorable contract dispute settlement in the amount of $80,000 relating to an order canceled in 1994.

         TOTAL COST OF REVENUE. Cost of product sales for the fiscal year ended December 31, 1995 was $4,071,672, as compared to $3,254,941 for the fiscal year ended December 31, 1994, an increase of $816,731 or 25.1%. Cost of contract and other revenue for the fiscal year ended December 31, 1995 was $349,029, as compared to $398,584 for the fiscal year ended December 31, 1994, a decrease of $49,555, or 12.4%. The increase in cost of revenue results from increases in materials, wafer processing payroll and fringes as a result of hiring additional personnel to operate implanters, extra shifts, and to perform equipment upgrades, repairs and maintenance of support equipment and facilities expansion. In addition, depreciation increased 6% to $1,637,592 from $1,542,294, repairs and maintenance of equipment almost doubled, and utilities increased 139% due to production and facility expansion. The gross margin was 4.6% for the fiscal year ended December 31, 1995, as compared to a negative gross margin of 12.4% for the fiscal year ended December 31, 1994. The gross margin significantly improved for the fiscal year ended December 31, 1995 primarily due to more effective utilization of the production capacity, which consists primarily of fixed costs, caused by a 42.6% increase in revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1995 were $1,299,346 (or 28.0% of total revenue) as compared to $1,396,760 (or 43.0% of total revenue) for the fiscal year ended December 31, 1994. The decrease is due to a reduction in compensation expense in connection with certain stock options granted and certain shares issued in 1993, which amounted to $24,350 in 1995 as compared to $112,192 in 1994. The decrease is also attributable to decreases in consulting, placement and recruiting expenses which were offset by increases in payroll, fringe and investor relations expenses and transfer agent fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 1995 were $494,822 (or 10.7% of total revenue) as compared to $361,723 (or 11.1% of total revenue) for the fiscal year ended December 31, 1994, an increase of $133,099 or 36.8%. The increase in marketing and selling expenses is a result of increases in payroll and fringes, travel, and advertising.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $344,565, or 27.9%, to $1,581,504 (or 34.1% of total revenue) for the fiscal year ended

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


December 31, 1995, as compared to $1,236,939 (or 38.1% of total revenue) for the fiscal year ended December 31, 1994. The increase resulted primarily from an increase in payroll and fringe expense and consultant fees in the equipment design and development group in order to test and qualify the new Ibis 1000 and to perform process and equipment refinements. The increase is also attributable to increases in payroll and fringe expense in the wafer technology group and a 152% increase in materials expense due to expanded efforts in internal research and development programs, primarily focused on total quality improvement.

     WRITE-OFF OF PROTOTYPE IBIS 1000. The favorable response of customers to the quality improvements of the new Ibis 1000 production implanter led the Company to standardize future mainstream production on this equipment. Therefore, it was no longer economical to operate the prototype Ibis 1000 implanter and in the third quarter of 1995, the Company discontinued operation of the prototype and wrote off its net book value in the amount of $723,542.

     LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1995 was $3,886,589 as compared to a loss of $3,399,711 for the fiscal year ended December 31, 1994. The increase in loss from operations primarily resulted from the write-off of the prototype Ibis 1000 implanter in the third quarter of 1995, increases in personnel and expanded research and development and sales and marketing efforts. These increased expenses were partially offset by a 42.6% increase in revenue.

     OTHER INCOME (EXPENSE). Total other expense for the fiscal year ended December 31, 1995 was $104,950 as compared to total other income of $1,926,668 for the fiscal year ended December 31, 1994. The decrease in total other income is due primarily to the receipt of $2,000,000 in key-man life insurance proceeds in June 1994 as a result of Dr. Michael Guerra's death.

     LOSS BEFORE INCOME TAXES. The loss before income taxes was $3,991,539 for the fiscal year ended December 31, 1995, as compared to $1,473,043 for the fiscal year ended December 31, 1994. The increase in loss before income taxes in 1995 is primarily due to the receipt of $2,000,000 in key-man life insurance proceeds in June 1994 as a result of Dr. Michael Guerra's death. The increase in loss is also a result of the write-off of the prototype Ibis 1000 implanter machine, increases in personnel and expanded research and development and sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash and cash equivalents of $9,201,016. During the fiscal year ended December 31, 1996 the Company generated $3,291,555 in cash from operating activities as compared to cash used in operations in the amount of $3,119,013 for the same period in 1995. Depreciation and amortization expense for the fiscal years ended December 31, 1996 and 1995 was $1,678,070 and $1,811,446, respectively. This accounted for 17.7% and 39.1% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements and government contracts. The principal use of cash during the fiscal year ended December 31, 1996 was to fund the construction of the Ibis 1000 implanters and other additions to property and equipment which totaled approximately $5 million. As of December 31, 1996, the Company had invested $14,392,843 in property and equipment. At December 31, 1996, the Company had commitments to purchase approximately $1.8 million in material or subassemblies to be used in normal operations.

     On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,300,000, after deducting approximately

--------------------------------------------------------------------------------
Ibis Technology Corporation


$1,300,000 for underwriting discounts, commissions and other associated expenses. During the third quarter of 1996, the Company's line of credit with a bank for both working capital and term loan borrowing capability expired. It was not renewed since it was not being used as a result of the completion of this public offering.

     On November 22, 1995, the Company and Financing for Science International, Inc. ("FSI") closed a sale-leaseback transaction, pursuant to which the Company sold to FSI one Ibis 1000 oxygen implanter for $2,040,000, and FSI leased back the implanter to the Company for an initial term of four years at a monthly rent of $48,654. The Company has an option to repurchase the Ibis 1000 at the end of the initial four-year term at a price equal to the fair market value, provided that such value may not be less than $204,000 nor more than $408,000. If the Company does not exercise its option to purchase the Ibis 1000 at the end of the initial lease term, the lease will be automatically renewed for an additional year at a monthly rent of $30,600. At the expiration of the renewal period, the Company will have an option to repurchase the Ibis 1000 at the then current fair market value, provided that such price shall not exceed $102,000. The Company provided FSI with a security reserve of $250,000 in order to secure the Company's faithful performance of its obligations under the leaseback. As partial consideration for this transaction, the Company issued to FSI a warrant to purchase up to 35,478 shares of the Company's common stock, exercisable until December 31, 2002 at an exercise price of $5.75 per share, subject to adjustment upon the occurrence of certain events.

     The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations, are believed to be sufficient to support the Company's operations on their anticipated scale for eighteen months. Management of the Company currently believes that this anticipated scale of operations will include additional Ibis 1000 oxygen implanters (in addition to its four oxygen implanters currently on-line: two Ibis 1000's and two NV-200's), the purchase of support equipment and expansion of the Company's facilities. Two new implanters are expected to be transferred to production at various times in 1997. The Company is planning to phase out production of SIMOX wafers from its NV-200 implanters during 1997 such that in the future all SIMOX wafers will be produced on the Ibis 1000 implantation equipment.

EFFECTS OF INFLATION

     The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

NEW ACCOUNTING STANDARD

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue its present APB No. 25 accounting treatment for stock-based compensation. See Note 12 of the Notes to Financial Statements for further information about SFAS 123.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           IBIS TECHNOLOGY CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
         --------------------------------------------------------------

  Financial Statements:                                                   PAGE
                                                                         NUMBER
                                                                         ------

    Independent Auditors' Report.........................................  24
    Balance Sheets as of December 31, 1995 and 1996......................  25
    Statements of Operations for the Years Ended
     December 31, 1994, 1995 and 1996....................................  26
    Statements of Stockholders' Equity (Deficit) for the Years Ended
     December 31, 1994, 1995 and 1996....................................  27
    Statements of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996.................................................  28
    Notes to Financial Statements........................................  29

  Schedule:

    Schedule II - Valuation and Qualifying Accounts......................  45

--------------------------------------------------------------------------------
Ibis Technology Corporation


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ibis Technology Corporation:

     We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP

Boston, Massachusetts
January 31, 1997

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                                                                    1995             1996
                                                                    ----             ----
ASSETS
------


   CURRENT ASSETS:
   Cash and cash equivalents..............................     $  2,279,852        $  9,201,016
   Accounts receivable, trade, net (notes 3 and 13).......        2,648,192             920,388
   Unbilled reevenue......................................           94,898              77,860
   Inventories (note 4)...................................          696,965             732,975
   Prepaid expenses and other current assets..............           80,786              45,460
                                                               ------------        ------------
      Total current                                               5,800,693          10,977,699
                                                               ------------        ------------
   Property and equipment (notes 5, 6 and 7)..............        9,422,079          14,392,843
   Less: Accumulated depreciation and  amortization ......       (4,618,900)         (6,240,062)
                                                               ------------        ------------
      Net property and equipment..........................        4,803,179           8,152,781
   Patents and other assets, net..........................          354,229             411,902
                                                               ------------        ------------
      Total assets........................................     $ 10,958,101        $ 19,542,382
                                                               ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Bank notes payable, current (note 6) ......................    $   372,507                --
Capital lease obligation, current (note 7) ................        817,746              657,070
Accounts payable ..........................................        484,044              955,781
Accrued liabilities (notes 8 and 9) .......................        663,002            1,297,266
                                                               -----------         ------------
   Total current liabilities ..............................      2,337,299            2,910,117
                                                               -----------         ------------
Bank notes payable, long-term (note 6) ....................        473,281                   --
Capital lease obligation, noncurrent (note ................      1,630,421              973,351
Other accrued liabilities (notes 8 and 9) .................      1,708,007            1,294,963
                                                               -----------         ------------
   Total liabilities ......................................      6,149,008            5,178,431

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY (NOTES 11 AND 12):
Undesignated preferred stock, $.01  par value
   Authorized 2,000,000 shares; none issued ..................          --               --
Common stock, $.008 par value
   Authorized 10,000,000 shares; issued 3,511,746 shares and
   5,182,148 shares in 1995 and 1996, respectively ...........       28,094              41,457
  Additional paid-in capital .................................   14,925,304          25,292,217
  Accumulated deficit ........................................  (10,112,457)        (10,952,573)
  Less: Deferred compensation, net ...........................      (14,698)                 --
  Less: Notes receivable from stockholders ...................      (17,150)            (17,150)
                                                               ------------        ------------
      Total stockholders' equity .............................    4,809,093          14,363,951
                                                               ------------        ------------
      Total liabilities and stockholders' equity ............  $ 10,958,101        $ 19,542,382
                                                               ============        ============



                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
Ibis Technology Corporation



                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                   1994             1995            1996
                                                   ----             ----            ----
Product sales .............................    $ 2,359,565     $ 3,822,126     $ 4,765,808
Contract and other revenue ................        889,671         811,200         887,098
Equipment revenue .........................           --              --         3,800,000
                                               -----------     -----------     -----------
          Total revenue (note 13) .........      3,249,236       4,633,326       9,452,906
                                               -----------     -----------     -----------
Cost of product sales .....................      3,254,941       4,071,672       4,041,170
Cost of contract and other revenue ........        398,584         349,029         320,522
Cost of equipment revenue .................           --              --         2,625,000
                                               -----------     -----------     -----------
          Total cost of revenue ...........      3,653,525       4,420,701       6,986,692
                                               -----------     -----------     -----------
          Gross profit (loss) .............       (404,289)        212,625       2,466,214
                                               -----------     -----------     -----------
Operating expenses:
  General and administrative ..............      1,396,760       1,299,346       1,423,476
  Marketing and selling ...................        361,723         494,822         515,408
  Research and development ................      1,236,939       1,581,504       1,476,594
  Write-off of prototype Ibis 1000 (note 5)           --           723,542            --
                                               -----------     -----------     -----------
          Total operating expenses ........      2,995,422       4,099,214       3,415,478
                                               -----------     -----------     -----------
          Loss from operations ............     (3,399,711)     (3,886,589)       (949,264)
                                               -----------     -----------     -----------
Other income (expense):
  Interest income .........................        208,357         138,665         462,481
  Interest expense ........................       (298,138)       (255,429)       (351,617)
  Other ...................................         16,449          11,814            (460)
  Proceeds from life insurance (note 14) ..      2,000,000            --              --
                                               -----------     -----------     -----------
          Total other income (expense) ....      1,926,668        (104,950)        110,404
                                               -----------     -----------     -----------
           Loss before income taxes .......     (1,473,043)     (3,991,539)       (838,860)

Income tax expense (note 10) ..............          1,256           1,256           1,256
                                               -----------     -----------     -----------
          Net loss ........................    $(1,474,299)    $(3,992,795)    $  (840,116)
                                               ===========     ===========     ===========
Net loss per common share .................    $      (.53)    $     (1.17)    $      (.18)
                                               ===========     ===========     ===========
Weighted average number of common
  shares outstanding ......................      2,819,057       3,423,864       4,722,025
                                               ===========     ===========     ===========


See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                    ADDITIONAL                                    NOTES        STOCKHOLDERS'
                                         COMMON      PAID-IN       ACCUMULATED     DEFERRED   RECEIVABLE FROM     EQUITY
                                         STOCK       CAPITAL         DEFICIT     COMPENSATION  STOCKHOLDERS      (DEFICIT)
                                         -----       -------         -------     ------------  ------------      ---------

BALANCES AT DECEMBER 31, 1993 .....    $ 1,846    $   554,370     $ (4,645,363)    $(155,785)    $(17,150)    $(4,262,082)

  Accretion of redeemable
    preferred stock ...............       --           (6,737)            --            --           --            (6,737)
  Amortization of deferred
    compensation expense ..........       --             --               --         112,192         --           112,192
  Conversion of preferred stock
    into 1,381,633 shares of
    common stock ..................     11,053      6,609,990             --            --           --         6,621,043
  Conversion of notes plus
    accrued interest into 246,477
    shares of common stock ........      1,972        751,488             --            --           --           753,460
  Net exercise of warrants and
    conversion into 117,211
    shares of common stock ........        938           (938)            --            --           --              --
  Public offering of 1,200,000
    shares of common stock and
    1,380,000 warrants, net of
    issuance costs ................      9,600      6,882,139             --            --           --         6,891,739
  Issuance of 120,000
    underwriter's warrants ........       --              120             --            --           --               120
  Exercise of stock options .......      1,141         10,651             --            --           --            11,792
  Net loss ........................       --             --         (1,474,299)         --           --        (1,474,299)
                                       -------    -----------     ------------     ---------     --------     -----------
BALANCES AT DECEMBER 31, 1994 .....     26,550     14,801,083       (6,119,662)      (43,593)     (17,150)      8,647,228
  Amortization of deferred
    compensation expense ..........       --           (4,545)            --          28,895         --            24,350
  Issuance of warrants ............       --          106,434             --            --           --           106,434
  Exercise of stock options .......      1,544         22,332             --            --           --            23,876
  Net loss ........................       --             --         (3,992,795)         --           --        (3,992,795)
                                       -------    -----------     ------------     ---------     --------     -----------
BALANCES AT DECEMBER 31, 1995 .....     28,094     14,925,304      (10,112,457)      (14,698)     (17,150)      4,809,093
  Amortization of deferred
    compensation expense ..........       --             --               --          14,698         --            14,698
  Public offering of 1,600,000
    shares of common stock, net
    of issuance costs .............     12,800     10,292,401             --            --           --        10,305,201
  Issuance of 4,177 investor
    relations shares ..............         33         17,967             --            --           --            18,000
  Exercise of warrants ............       --           29,949             --            --           --            29,949
  Exercise of stock options .......        530         26,596             --            --           --            27,126
  Net loss ........................       --             --           (840,116)         --           --          (840,116)
                                       -------    -----------     ------------     ---------     --------     -----------
BALANCES AT DECEMBER 31, 1996 .....    $41,457    $25,292,217     $(10,952,573)    $    --       $(17,150)    $14,363,951
                                       =======    ===========     ============     =========     ========     ===========



                                                                            27
See accompanying notes to financial statements.

--------------------------------------------------------------------------------
Ibis Technology Corporation



                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                 1994                 1995                     1996
                                                                                 ----                 ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................         $(1,474,299)         $(3,992,795)         $   (840,116)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

     Write-off of prototype Ibis 1000 ..............................                --                723,542                  --
     Depreciation and amortization .................................           1,713,867            1,811,446             1,678,070
     Amortization of deferred compensation .........................             112,192               24,350                14,698
     Loss on sale of asset .........................................                --                   --                   1,788
     Accreted interest .............................................              16,088                 --                    --
     Changes in assets and liabilities:

       Accounts receivable, trade ..................................             245,504           (2,214,980)            1,727,804
       Unbilled revenue ............................................              58,564               24,217                17,038
       Inventories .................................................             (69,404)            (380,720)              (36,010)
       Prepaid expenses and other assets ...........................               3,380              (42,871)               35,326
       Accounts payable ............................................             361,734             (469,196)              471,737
       Accrued liabilities .........................................             247,335            1,397,994               221,220
                                                                             -----------          -----------          ------------
          Net cash provided by (used in) operating activities.......           1,214,961           (3,119,013)            3,291,555
                                                                             -----------          -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment, net .........................          (2,884,626)          (1,669,933)           (4,981,546)
  Proceeds from sale of asset.......................................                --                   --                   5,700
  Other assets .....................................................            (451,730)             324,907              (111,287)
                                                                             -----------          -----------          ------------
          Net cash used in investing activities ....................          (3,336,356)          (1,345,026)           (5,087,133)
                                                                             -----------          -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in bank notes payable ...................................             483,362              634,158                  --
  Payments of bank notes payable ...................................              (7,160)            (264,572)             (845,788)
  Proceeds from sale of equipment ..................................                --              2,040,000                  --
  Payments of capital lease obligations ............................            (749,928)            (824,065)             (817,746)
  Proceeds from sales of common stock, net of issuance costs .......           6,891,739                 --              10,323,201
  Exercise of stock options and issuance of warrants ...............              11,912               23,876                57,075
  Decrease in deferred offering costs ..............................             293,211                 --                    --
                                                                             -----------          -----------          ------------
          Net cash provided by financing activities ................           6,923,136            1,609,397             8,716,742
                                                                             -----------          -----------          ------------
          Net increase (decrease) in cash and cash
           equivalents .............................................           4,801,741           (2,854,642)            6,921,164
Cash and cash equivalents, beginning of year .......................             332,753            5,134,494             2,279,852
                                                                             -----------          -----------          ------------
Cash and cash equivalents, end of year .............................         $ 5,134,494          $ 2,279,852          $  9,201,016
                                                                             ===========          ===========          ============

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest ...........................         $   135,232          $   171,533          $    308,667
                                                                             ===========          ===========          ============
Supplemental disclosures of noncash investing and
  financing activities:

  Capital lease obligations incurred ...............................         $   508,464          $ 2,040,000          $       --
                                                                             ===========          ===========          ============
  Issuance of warrants .............................................         $      --            $   106,434          $       --
                                                                             ===========          ===========          ============
  Issuance of shares of common stock...............................          $      --            $      --            $     18,000
                                                                             ===========          ===========          ============
  Conversion of notes into common stock ............................         $   753,460          $      --            $       --
                                                                             ===========          ===========          ============
  Conversion of redeemable preferred stock .........................         $ 6,621,043          $      --            $       --
                                                                             ===========          ===========          ============

See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND ORGANIZATION

     Ibis Technology Corporation (the "Company") was incorporated in October 1987 for the purpose of supplying silicon-on-insulator wafers formed by the SIMOX (Separation by Implantation of Oxygen) technology. SIMOX wafers are manufactured using a specialized oxygen ion implanter which is integrated with other specialized process and characterization equipment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Cash and Cash Equivalents

     Cash equivalents represent highly liquid investments which have original maturities of three months or less.

     (b) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost method.

     (c) Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Amortization is provided using the straight-line method over the life of the lease, ranging from three and one-half to four years.

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

     (d) Other Assets and Patents

     Other assets consist principally of deferred financing costs, deposits and prepaid royalties. Patents and prepaid royalties are amortized over five years using the straight-line method; deferred financing costs are being amortized over the period of loan or lease commitment.

     (e) Revenue Recognition

     Product sales are recognized upon shipment. Contract and equipment revenue is recognized on the percentage of completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage of completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which include shipment of the product, achievement of milestones or completion of the contract.

--------------------------------------------------------------------------------
Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     Government contracts are performed under negotiated overhead rates and are subject to audit and retroactive adjustments of amounts paid to the Company. In 1996, the Defense Contract Audit Agency ("DCAA") concluded its audit of the Company in connection with the 1990 through 1995 overhead and general and administrative rates. The amount of the retroactive adjustments of amounts previously paid to the Company was not material.

     (f) Research and Development

     Research and development costs are charged to expense as incurred. Research and development costs funded by contracts are included as a component of contract revenue.

     (g) Net Loss Per Common Share

     Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period, after giving retroactive effect to the conversion of redeemable preferred stock and including the dilutive effect, if any, of stock options and warrants.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the initial public offering price of $7.00 per share and stock options issued with exercise prices below the IPO price during the twelve-month period preceding the date of the initial filing of the registration statement for the IPO have been included in the calculation of common equivalent shares, using the Treasury stock method, as if they were outstanding for 1994.

     (h) Issuance Costs

     Issuance costs of common stock are netted against additional paid-in capital.

     (i) Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

     (j) Fair Value of Financial Instruments

     Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accrued liabilities and capital lease obligations. The carrying amount of these financial instruments approximates fair value.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31:

                                              1995           1996
                                              ----           ----
Accounts receivable, trade ...........    $ 1,046,396     $ 896,777
Progress billings on equipment funding      1,600,000          --
Accounts receivable, other ...........          9,346        31,161
Less: Allowance for doubtful accounts          (7,550)       (7,550)
                                          -----------     ---------
                                          $ 2,648,192     $ 920,388
                                          ===========     =========

     During September 1995, the Company entered into a strategic business development agreement with a customer whereby the customer advanced to the Company the required funding to build an Ibis 1000 implanter, whose SIMOX wafer manufacturing capacity would be primarily dedicated to serving this customer's production requirements over a multi-year period, with wafer prices being reduced to repay this funding. Revenue is being recognized as wafers are shipped and discounts are earned by the customer. This customer paid the progress billings in the first quarter of 1996. Amounts billed for which revenue has not been earned are included in deferred revenue (see note 8).

(4) INVENTORIES

     Inventories consist of the following at December 31:

                                           1995        1996
                                           ----        ----
Raw materials .......................    $486,043    $284,670
Work in process .....................      15,323     105,401
Finished goods ......................     195,599     342,904
                                         --------    --------
                                         $696,965    $732,975
                                         ========    ========


(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                             1995           1996
                                             ----           ----
Machinery and equipment .............    $ 7,812,077    $10,739,847
Furniture and fixtures ..............        209,327        238,379
Leasehold improvements ..............        495,251        554,282
Construction in progress ............        905,424      2,860,335
                                         -----------    -----------
                                         $ 9,422,079    $14,392,843
                                         ===========    ===========

     During September 1995, management of the Company decided to write off the first Ibis 1000, a prototype implanter, with a net book value of $723,542. This decision was influenced by the success of the new production Ibis 1000 with its state-of-the-art robotics and full automation. These features have led to significant reductions in contamination levels and an overall improvement in yield and throughput. Customers'

--------------------------------------------------------------------------------
                                                    IBIS TECHNOLOGY CORPORATION


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     favorable response to these quality improvements has resulted in the Company's decision to standardize future mainstream production on this type of equipment. Consequently, it was no longer economical to operate the prototype Ibis 1000 implanter.

     Construction in progress includes the cost to manufacture additional Ibis 1000 oxygen implanters and subassemblies.

     At December 31, 1996 the Company had commitments to purchase approximately $1.8 million in material or subassemblies to be used in normal operations.

(6) BANK NOTES PAYABLE

     In March 1994, the Company obtained a short-term working capital line of credit which was increased to $2,000,000 in May 1994. The line of credit was secured by substantially all of the Company's assets, including a $2,000,000 key-man life insurance policy on Dr. Michael Guerra, and was guaranteed by certain stockholders of the Company. The Company had borrowed $748,000 under this line which was paid off in June 1994 with the proceeds from the life insurance policy (see note 14).

     In September 1994, the loan agreement was modified and the facility was increased to $3,500,000. The credit facility consisted of a $2,000,000 term loan for equipment purchases and a $1,500,000 revolving line of credit for working capital purposes. All outstanding principal and interest under the line of credit was due and payable in full by no later than August 31, 1996. The term loan had an interest rate of prime plus one and one-half percent and required equal principal payments to be made over a period of 36 months beginning the month after a draw down is made. The line of credit had an interest rate of prime plus one percent and availability was based upon 80% of domestic and pre-approved international accounts receivable under 90 days from invoice. As of December 31, 1995, the Company had borrowed $1,117,520, of which $845,788 was outstanding, under the term loan, which was secured by certain equipment of the Company. In May of 1996, the Company paid the outstanding loan balance with proceeds from the secondary offering (see note 11) and the credit facility expired in August, 1996.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Bank notes payable at December 31, 1995 consist of the following:

                                                                      1995
                                                                      ----
Promissory note payable, dated September 29, 1994; due in
  monthly principal installments of $3,580 through October
  1997; interest at prime rate plus one and one-half percent
  and payable monthly .........................................    $ 78,766

Promissory note payable, dated December 21, 1994; due in
  monthly principal installments of $9,847 through December
  1997; interest at prime rate plus one and one-half percent
  and payable monthly .........................................     236,315

Promissory note payable, dated March 29, 1995; due in
  monthly principal installments of $7,977 through April
  1998; interest at prime rate plus one and one-half
  percent and payable monthly ..................................    215,378

Promissory note payable, dated June 29, 1995; due in
  monthly principal installments of $6,332 through July
  1998; interest at prime rate plus one and one-half
  percent and payable monthly ...................................   196,282

Promissory note payable, dated December 21, 1995; due in
  monthly principal installments of $3,307 through December
  1998; interest at prime rate plus one and one-half percent
  and payable monthly ..........................................     119,047
                                                                    --------
                                                                     845,788
Less: Current portion ..........................................     372,507
                                                                    --------
     Bank notes payable, less current portion ..................    $473,281
                                                                    ========


(7) LEASE COMMITMENTS

     In November 1995, the Company sold the Ibis 1000 production implanter for $2,040,000 and leased it back under a capital lease. A security reserve paid by the Company in the amount of $250,000 was applied to the principal portion of the lease obligation. Warrants to purchase 35,478 shares of common stock at $5.75 per share were issued in connection with this lease. The warrants, which were valued at $106,434 at the time of issuance, have been recorded in other assets as deferred financing costs and are being amortized over 48 months, the initial term of the lease.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION

                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     In September 1993, the Company entered into a $1,000,000 lease to purchase a used oxygen ion implanter machine. Warrants to purchase 2,500 shares of common stock at $2.16 per share were issued in connection with this lease. If these warrants are unexercised on or about December 31, 1996 or December 31, 1997, the lessor has the option to demand that the Company repurchase the warrants for $5.60 per share times the number of shares purchasable by the unexercised warrants. The potential liability for the repurchase of the warrant was accreted over a thirty-nine month period. At December 31, 1996, the warrants were still unexercised, however, the lessor did not make such a demand.

     The Company drew down approximately $524,000 under an equipment lease line entered into during 1993. Warrants to purchase 23,333 shares of Class C convertible preferred stock at $2.70 per share were issued in connection with this lease. Upon consummation of the initial public offering, the warrants to purchase 23,333 shares of Class C convertible preferred stock were exchanged for warrants to purchase 29,166 shares of common stock. The warrants, which have been valued at $16,333, have been recorded in other assets as deferred financing costs and are being amortized over the life of the lease commitment. Both leases have a lease term of 42 months.

     In January 1997, the Company entered into a noncancelable operating lease for its office and manufacturing facility expiring in 2003 with a five-year renewal option. The Company also leases certain equipment under noncancelable operating leases expiring through 2000, as well as equipment used in operations under noncancelable capital leases expiring through 1999. Future minimum lease payments under noncancelable leases at December 31, 1996, are as follows:

                                         CAPITAL      OPERATING
                                         LEASES         LEASES
                                         ------         ------
Year ending:
  1997 ............................    $  825,027    $  191,220
  1998 ............................       583,977       190,370
  1999 ............................       535,194       190,370
  2000 ............................          --         190,370
  2001 ............................          --         183,060
  Later years .....................          --         366,120
                                       ----------    ----------
      Total minimum lease payments      1,944,198    $1,311,510
                                                     ==========
Less: Amount representing interest        313,777
Less: Current maturities ..........       657,070
                                       ----------
Capital lease obligation, less current $  973,351
                                       ==========

     Interest was calculated using imputed interest rates ranging from 10% to 18%.

     Rent expense was approximately $232,000, $228,000 and $205,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

(8) ACCRUED LIABILITIES

     Current accrued liabilities were as follows at December 31:

                                          1995          1996
                                          ----          ----
Deferred revenue, current portion .    $191,337    $  433,708
Accrued vacation ..................     120,162       142,658
Accrued warranty ..................        --         178,197
Accrued interest ..................        --         246,837
Accrued payroll ...................      98,256        78,698
Other .............................     253,247       217,168
                                       --------    ----------
          Total ...................    $663,002    $1,297,266
                                       ========    ==========

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Noncurrent accrued liabilities were as follows at December 31:


                                          1995          1996
                                          ----          ----
Deferred revenue ..................    $1,486,562    $1,292,188
Other liabilities .................       221,445         2,775
                                       ----------    ----------
          Total ...................    $1,708,007    $1,294,963
                                       ==========    ==========


(9) LICENSE AGREEMENTS

     The Company has obtained an exclusive sublicense to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter in the field of oxygen implantation. Pursuant to the sublicense agreement, the Company is obligated to pay a royalty of 1% of all sales of wafers from the Ibis 1000 implanter, not to exceed $160,000 in the aggregate. Royalty expense was approximately $18,400 and $34,600 for the years ended December 31, 1995 and 1996, respectively. The sublicense agreement also grants the Company certain rights to the beam scanning system for applications other than oxygen implantation. During 1994, the Company entered into an agreement with a third party to license the above-referenced technology and received approximately $156,000, net, in nonrefundable prepaid royalties from such third party. This revenue had been deferred and included in other accrued liabilities and was recognized as royalties when earned. During both 1995 and 1996, approximately $78,000 was recognized as revenue for this particular agreement. In addition, the Company received $68,000 and $417,000 in 1995 and 1996, respectively, for non-refundable option fees in accordance with three additional non-exclusive sublicense agreements.

(10) INCOME TAXES

     Income tax expense consists of state income taxes for each year.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below at December 31:

                                                                          1995           1996
                                                                          ----           ----
Deferred tax assets:
Net operating loss carryforwards ................................    $ 4,742,000     $ 4,909,000
Property and equipment, principally due to differences in
  depreciation ..................................................        130,000         191,000
Accruals not currently deductible for tax purposes ..............         97,000         131,000
General business tax credit carryforwards .......................        283,000         313,000
Other ...........................................................        170,000         257,000
                                                                     -----------     -----------
          Total gross deferred tax assets .......................      5,422,000       5,801,000
Less: Valuation allowance .......................................     (5,422,000)     (5,801,000)
                                                                     -----------     -----------
          Net deferred tax assets ...............................    $      --       $      --
                                                                     ===========     ===========

     As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company's deferred tax assets. The amount recorded as net deferred tax assets as of December 31, 1995 and 1996 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable

--------------------------------------------------------------------------------
Ibis Technology Corporation



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

income within the carryforward period. The Company has no deferred tax liabilities at December 31, 1995 and 1996. The net change in the total valuation allowance was an increase of $2,032,000 and $379,000 for the years ended December 31, 1995 and December 31, 1996, respectively.

     At December 31, 1996, the Company had net operating loss and general business credit carryforwards of approximately $12,190,000 and $313,000, respectively, for tax purposes expiring through 2011. The Company's initial and secondary public offerings of common stock created an ownership change within the meaning of Internal Revenue Code Section 382(g) and future annual usage of net operating loss carryforwards is limited to approximately $1,500,000 per year. Future equity transactions could cause additional ownership changes which could result in further limitations of the net operating loss carryforwards.

(11) CAPITALIZATION

     On December 20, 1993, the Board of Directors approved a 1.25 for 1 stock split of common stock which has been retroactively reflected in the financial statements. The stock split was approved by the Company's stockholders in January 1994.

     In December 1993, the Board of Directors and stockholders approved that the Restated Articles of Organization of the Company be amended by increasing the number of authorized shares of common stock from 5,000,000 to 10,000,000, and authorizing an additional 2,000,000 shares of preferred stock, $.01 par value ("Undesignated Preferred Stock"), that are subject to issuance by the Board of Directors and to fix the terms thereof. Of the common shares, 163,236 and 76,480 have been reserved for issuance upon exercise of options outstanding under the Company's 1988 Stock Option Plan, and the 1993 Employee, Director and Consultant Stock Option Plan. In May 1996, the Board of Directors amended the 1993 Employee, Director and Consultant Stock Option Plan to increase the reserved number of shares of common stock for which stock options may be granted from 250,000 shares to 750,000 shares (see note 12).

     In April 1994, the Board of Directors reserved 1,380,000, 120,000 and 120,000 shares of common stock for issuance upon exercise of redeemable warrants, underwriter's warrants and underwriter's redeemable warrants, respectively, which automatically increased to 1,434,648, 124,752 and 129,093, respectively, as a result of certain antidilution provisions.

     With respect to the issuance of the subordinated convertible demand notes (see note 6), the Company entered into Stock Purchase and Repurchase Agreements with two officers of the Company to issue and sell 43,750 shares of common stock at a purchase price of $.40 per share. The Company's right to repurchase the shares lapsed during 1994 upon consummation of the IPO. In connection with these agreements, the Company received $17,150 of 4% Promissory Notes, due on or before November 9, 1997.

     In connection with the issuance of such shares, during 1993 the Company recorded deferred compensation of $223,125, which represents the excess of the fair market value per share on the date of sale, as estimated for financial reporting purposes to be $5.50 over the sale price of $.40 multiplied by the 43,750 shares sold. Compensation expense in 1993 and 1994 was $175,315 and $47,810, respectively.

     On May 27, 1994, the Company completed an initial public offering of 1,200,000 shares of common stock at $7.00 per share and 1,380,000 redeemable warrants at $0.20 per share (see note 12(b)). The Company's net proceeds were approximately $6,892,000, after deducting approximately $1,784,000 for underwriting discounts, commissions and other associated expenses.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     In connection with the initial public offering, during 1994 all of the Company's preferred stock was converted into common stock.

     On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,305,000, after deducting approximately $1,295,000 for underwriting discounts, commissions and other associated expenses.

(12) STOCK OPTIONS AND WARRANTS

     (a) Stock Option Plans

     In March 1988, the Board of Directors and stockholders of the Company approved the 1988 Stock Option Plan (the "Plan"). The Plan permits the Company to grant incentive stock options to its key employees and nonqualified options to any employees, consultants, directors or officers that the Board deems appropriate. The incentive stock options must be granted at a price not less than the fair market value of the common stock at the time of grant or, in the case of certain optionees, 110% of such fair market value in order to qualify for certain tax advantages under Section 422A of the Internal Revenue Code. The purchase price of nonqualified options granted is determined at the discretion of the Board of Directors. The Company has reserved 107,789 shares of common stock for issuance under this plan, which represents outstanding options and options available for grant thereunder.

     In December 1993, the Board of Directors and stockholders approved the adoption of the Company's 1993 Employee, Director and Consultant Stock Option Plan which provides for the issuance of options to purchase up to 250,000 shares of common stock of the Company to employees, consultants and non-employee directors. In May, 1996, the stockholders increased to 750,000 shares the aggregate number of shares that may be granted under this plan.

     A summary of stock options activity under the plans as of December 31 is as follows:

                                                   1994         1995         1996
                                                   ----         ----         ----
INCENTIVE STOCK OPTIONS:
Options outstanding at beginning of year ....     444,540      364,297      352,538
  Options granted during year ...............      95,000      221,000      358,000
  Options exercised during year .............    (131,385)    (188,685)     (55,425)
  Options expired or canceled during year ...     (43,858)     (44,074)     (39,667)
                                                 --------     --------     --------
Options outstanding at end of year ..........     364,297      352,538      615,446
                                                 ========     ========     ========

NONQUALIFIED STOCK OPTIONS:

Options outstanding at beginning of year ....      52,452       47,465       49,346
  Options granted during year ...............       6,250        6,250       22,500
  Options exercised during year .............     (11,237)      (4,369)     (15,000)
  Options canceled during year ..............        --           --         (6,250)
                                                 --------     --------     --------
Options outstanding at end of year ..........      47,465       49,346       50,596
                                                 ========     ========     ========

Options exercisable at end of year ..........     242,532      122,186      187,792
Options available for future grants at end of
  year ......................................     194,528       11,352      176,769
Option prices per common share outstanding at
  year-end .................................. $.08 - 7.00  $.08 - 7.00   $.08-10.45

--------------------------------------------------------------------------------
Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     In connection with the grant of certain options in 1993, the Company recorded deferred compensation of $264,140, which represents the excess of the fair market value per share on the option grant date, as estimated for financial reporting purposes, over the exercise price of certain options granted under the 1988 Plan. The Company's Board of Directors granted such stock options at per share exercise prices which it believed to be at or above the fair market value of the underlying common stock at the time of grant. In light of the initial public offering of the Company's common stock in 1994, the Company has utilized per share market prices in excess of such exercise prices in computing deferred compensation for financial reporting purposes. Compensation expense is recognized ratably over the vesting period of the options. During the years ended December 31, 1994, 1995 and 1996, the results of operations include compensation expense of $112,192, $24,350 and $14,698 respectively, related to the amortization of deferred compensation with respect to such options.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. The Company intends to continue using the measurement prescribed by APB No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations. Had compensation costs for the stock option plans been determined based on the fair value at the grant dates for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts at December 31:

                                                           1995            1996
                                                           ----            ----
Net loss                As reported                    $(3,992,795)    $  (840,116)
                        Pro forma                      $(4,442,295)    $(1,567,196)

Loss per share          As reported                    $    (1.17)    $      (.18)
                        Pro forma                      $    (1.30)    $      (.33)

     The per share weighted-average fair value of each option granted during 1995 and 1996 was $3.8781 and $3.9500, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1995 - expected volatility of 75.58%, risk-free interest rate of 6.22%, and an expected life of 3 years; 1996 - expected volatility of 75.58%, risk-free interest rate of 6.22%, and an expected life of 3 years. The expected dividend yield rate for both 1995 and 1996 is zero.

     Pro forma net loss reflects only options granted in 1995 and 1996, therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 is not considered.

     (b) Warrants

     At December 31, 1996, there are warrants to purchase 9,336, 2,500, 29,166, 35,478 and 4,177 shares of common stock at $7.23, $2.16, $2.16, $5.75 and $8.40 per share, respectively (see note 7).

--------------------------------------------------------------------------------
Ibis Technology Corporation


     Upon completion of the initial public offering, the Company had 1,380,000 redeemable warrants outstanding. As a result of the issuance of additional warrants in November 1995, the closing of the secondary offering of 1,600,000 shares of common stock at $7.25 per share in April 1996 and granting of certain stock options, each redeemable warrant entitles the holder to purchase 1.04 shares of common stock, 1,434,648 shares in the aggregate, at a price of $8.08 per share through May 20, 1999, and is redeemable by the Company at a redemption price of $.20 per share at any time after May 20, 1996, provided certain conditions are met. In connection with the offering, the Company sold to the underwriter non-redeemable warrants to purchase 120,000 shares of common stock and/or up to 120,000 redeemable warrants. At December 31, 1996, as a result of the issuance of the securities described above each Underwriter's warrant is exercisable until May 20, 1999 for 1.04 shares of common stock (124,752 shares in the aggregate) at an initial exercise price of $8.08 per share and the underlying redeemable warrant entitles the holders to purchase 129,093 shares of common stock, $1,209,600 in the aggregate, at a price of $9.37 per share.

     During 1996, 124,786 redeemable warrants were exercised at $.24 per warrant. The initial exercise price for the redeemable warrant is $9.33.

(13) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF BUSINESS RISK

     The Company sells its products to a limited number of semiconductor manufacturers primarily in the United States.

     Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

                       GOVERNMENT              OTHER                         TOTAL
                      -------------   ----------------------------       -------------
                       DOLLAR         SIGNIFICANT   DOLLAR               DOLLAR
     YEAR ENDED        AMOUNT     %    CUSTOMERS    AMOUNT       %       AMOUNT      %
     ----------        ------     -    ---------    ------       -       ------      -
December 31, 1994    $737,000    23%      2       $  715,000    22%    $1,452,000    45%
December 31, 1995     764,000    16%      2        1,990,000    43%     2,754,000    59%
December 31, 1996     396,000     4%      1        5,768,000    61%     6,164,000    65%

     Accounts receivable from government sales amounted to approximately $63,000 and $93,000 at December 31, 1995 and 1996, respectively. Accounts receivable from other significant customers amounted to $596,000 and $64,000 at December 31, 1995 and 1996, respectively.

     Export sales to unaffiliated customers in 1994, 1995 and 1996 were less than 10% of total revenues in those years.

     During 1994, 1995 and 1996, the Company purchased substantially all of its conventional bulk silicon wafers from one supplier. An interruption in the delivery of these wafers could have a material adverse effect on the Company's results of operations.

(14) PROCEEDS FROM LIFE INSURANCE

     The Company received $2,000,000 in key-man life insurance proceeds in June 1994 as a result of the death of Dr. Michael Guerra, one of the founders of the Company, and formerly CEO and Chairman of the Board.

--------------------------------------------------------------------------------
Ibis Technology Corporation



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND OFFICERS OF THE REGISTRANT

     The Response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 11.        EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreement and Change of Control Arrangements" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

ITEM 14(a). The following documents are filed as part of this annual report on Form 10-K.

ITEM 14(a)(1).  See "Index to Financial Statements and Financial Statement
AND (2) Schedule" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION

ITEM 14(a)(3)  Exhibits
               --------

               The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                                DESCRIPTION
 --------      -----------------------------------------------------------------
    * 3.1   -  Restated Articles of Organization of Registrant (Filed as Exhibit
               3.1)
    * 3.2   -  Restated By-Laws of the Registrant, as amended (Filed as Exhibit
               3.2)
    * 4.1   -  Article 4 of Restated Articles of Organization (Filed as Exhibit
               4.1)
    * 4.2   -  Form of Common Stock Certificate (Filed as Exhibit 4.2)
    * 4.3   -  Form of Redeemable Warrant Certificate (Filed as Exhibit 4.3)
    * 4.4   -  Amended and Restated Shareholders Agreement dated as of August
               17, 1989, as amended, among the Registrant and certain holders of
               Common Stock (Filed as Exhibit 4.4)
    *10.1   -  Master Agreement, dated as of August 7, 1992, among the
               Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as Exhibit
               10.1)
    *10.2   -  Sublicense Agreement, dated December 21, 1993, among the
               Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as Exhibit
               10.2)
   *+10.3   -  Business Development Agreement, dated as of July 15, 1994, between the Registrant and Mitsubishi Materials Corporation
               (Filed as Exhibit 10.3)
    *10.4   -  Lease Agreement, dated December 22, 1987, as amended, between the
               Registrant and Thomas J. Flatley d/b/a The Flatley Company (Filed
               as Exhibit 10.4)
    *10.5   -  Master Lease Agreement, dated September 14, 1993, between the
               Registrant and Comdisco, Inc. ("Comdisco") (Filed as Exhibit
               10.5)
    *10.6   -  Warrant Agreement, dated as of October 26, 1993, as amended, between the Registrant and Comdisco (Filed as Exhibit 10.6)
    *10.7   -  Warrant, dated November 15, 1990, as amended, issued by the
               Registrant to Phoenix Venture Incorporated (Filed as Exhibit
               10.7)
    *10.8   -  Master Equipment Lease Agreement, dated as of September 22, 1993, as amended, between the Registrant and Financing for Science
               International, Inc. ("FSI"), as assigned to General Electric
               Capital Corporation as of April 29, 1994 (Filed as Exhibit 10.8)
    *10.9   -  Warrant, dated October 1, 1993, issued by the Registrant to FSI
               (Filed as Exhibit 10.9)
   *10.10   -  Warrant, dated January 2, 1991, as amended, issued by the
               Registrant to Venlease Associates (Filed as Exhibit 10.10)
   *10.11   -  Form of Noncompetition, Nondisclosure and Assignment of
               Inventions Agreement between the Registrant and each current employee of the Registrant (Filed as Exhibit 10.11)
  +*10.12   -  Employment Agreement, dated December 20, 1993, as amended, between the Registrant and Geoffrey Ryding (Filed as Exhibit
               10.12)
  +*10.13   -  Ibis Technology Corporation 1988 Stock Option Plan (Filed as
               Exhibit 10.13)
  +*10.14   -  Form of Stock Option Agreement under 1988 Stock Option Plan
               (Filed as Exhibit 10.14)
  +*10.15   -  Ibis Technology Corporation 1993 Employee, Director and
               Consultant Stock Option Plan as amended (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the Quarter
               Ended September 30, 1996 and Incorporated herein by reference)
  +*10.16   -  Form of Stock Option Agreement under 1993 Employee, Director and
               Consultant Stock Option Plan (Filed as Exhibit 10.16)
  +*10.17   -  1995/1996 Incentive Compensation Plan of the Registrant (Filed as
               Exhibit 10.17)

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


  EXHIBIT
  NUMBER                                DESCRIPTION
 --------      -----------------------------------------------------------------
*++10.18    -  Capacity Option Agreement, dated September 21, 1995, between
               Registrant and Motorola Corporation (Filed as Exhibit 10.18)
  *10.19    -  Letter Agreement, dated March 4, 1994, as amended, between the
               Registrant and Fleet Bank of Massachusetts, N.A. ("Fleet") (Filed
               as Exhibit 10.19)
 *10.19A    -  Amendment to Letter Agreement, dated February 2, 1996, between the Registrant and Fleet (Filed as Exhibit 10.19A)
  *10.20    -  Master Equipment Lease Agreement, dated November 1, 1995, between
               Registrant and FSI (Filed as Exhibit 10.20)
  *10.21    -  Bill of Sale dated November 22, 1995 between the Registrant and
               FSI (Filed as Exhibit 10.21)
  *10.22    -  Sale and Leaseback Agreement dated as of November 1, 1995 between the Registrant and FSI (Filed as Exhibit 10.22)
  *10.23    -  Reserve Pledge and Security Agreement dated as of November 1,
               1995 between FSI and Registrant (Filed as Exhibit 10.23)
  *10.24    -  Warrant issued by Registrant in favor of FSI dated November 22,
               1995 for the Purchase of shares of Common Stock of the Registrant
               (Filed as Exhibit 10.24)
  *10.25    -  Sales Representative Agreement, dated February 17, 1995, between the Registrant and Young Woo High Tech (Filed as Exhibit 10.25)
  *10.26    -  Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit
               10.26)
  *10.27    -  License Agreement, dated as of September 1, 1994, between the
               Registrant and Nissin Electric Co., Ltd. (Filed as Exhibit 10.27)
  *10.28    -  Underwriter's Warrant Agreement, dated May 27, 1994, between the
               Registrant and Josephthal Lyon & Ross Incorporated ("Josephthal")
               (Filed as Exhibit 10.28)
  *10.29    -  Underwriting Agreement, dated May 20, 1994, between, the
               Registrant and Josephthal (Filed as Exhibit 10.29)
  *10.30    -  Warrant Agreement, dated as of May 20, 1994, between the
               Registrant and Continental Stock Transfer & Trust Company (Filed
               as Exhibit 10.30)
   10.31    -  Contract, as amended, dated May 25, 1994, between the Registrant and the Defense Nuclear Agency (Filed as Exhibit 10.31 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1996, and incorporated herein by reference)
   10.32    -  Equipment Purchase Master Agreement, dated as of May 22, 1996, between Registrant, and IBM (Filed as Exhibit 10.1 to the
               Company's Current Report on Form 8-K/A (File No. -0-13078) filed on September 12, 1996 and Incorporated herein by reference).
   10.33    -  Description of Fees Paid to Ted R. Dintersmith, Ph.D.
      11    -  Statement regarding computation of per share loss
      23    -  Consent and Report on Financial Statement Schedule of KPMG Peat
               Marwick LLP
      27    -  Financial Data Schedule

----------

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 333-1174, effective April 2, 1996.

+ Confidential treatment previously obtained from Securities and Exchange Commission; filed as Exhibit No. 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994. The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



++ Confidential treatment previously obtained from Securities and Exchange Commission; filed as Exhibit No. 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

+    Management contract or compensatory plan, contract or arrangement.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(B) Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts

ITEM 14(b)    Reports on Form 8-K
              -------------------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 28, 1997.

                                        IBIS TECHNOLOGY CORPORATION

                                        By: /S/ GEOFFREY RYDING
                                            -------------------
                                            Geoffrey Ryding
                                            President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.




    SIGNATURES                                   TITLE                                            DATE
    ----------                                   -----                                            ----

By: /S/ RICHARD HODGSON                 Chairman of the Board of Directors                    March 28, 1997
    --------------------------------    and Director
    Richard Hodgson

By: /S/ GEOFFREY RYDING, PH.D.          President, Chief Executive Officer                    March 28, 1997
    --------------------------------    (principal executive officer) and Director
    Geoffrey Ryding, Ph.D.


By: /S/ TIMOTHY J. BURNS                Chief Financial Officer, Operations Manager,          March 28, 1997
    --------------------------------    Treasurer, Clerk, (principal financial
    Timothy J. Burns                    and accounting officer)


By: /S/ PETER  H. ROSE, PH.D.           Director                                              March 28, 1997
    --------------------------------
    Peter H. Rose, Ph.D.

By: /S/ TED R. DINTERSMITH, PH.D.       Director                                              March 28, 1997
    --------------------------------
    Ted R. Dintersmith, Ph.D.

By: /S/ DIMITRI A. ANTONIADIS, PH.D.    Director                                              March 28, 1997
    --------------------------------
    Dimitri A. Antoniadis, Ph.D.

By: /S/ DONALD MCGUINNESS               Director                                              March 28, 1997
    --------------------------------
    Donald McGuinness


--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION

                                                                     SCHEDULE II

                           IBIS TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                          BALANCE AT                            BALANCE AT
                                         BEGINNING OF   CHARGED      AMOUNTS      END OF
           DESCRIPTION                      PERIOD      TO EXPENSE  WRITTEN OFF   PERIOD
           -----------                      ------      ----------  -----------   ------

     Allowance for Doubtful Accounts
     December 31, 1994                     $  --       $   --       $  --      $   --
     December 31, 1995                        --          7,550        --         7,550
     December 31, 1996                       7,550         --          --         7,550

     Reserve for Inventory Obsolescence
     December 31, 1994                     $13,500     $110,861     $60,361    $ 64,000
     December 31, 1995                      64,000       92,576      65,576      91,000
     December 31, 1996                      91,000       87,000      11,000     167,000

