Form 10-Q
period 1997-03-31
IBIS TECHNOLOGY CORP
filed 1997-05-13
CIK 855182

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


For the Quarterly Period Ended March 31, 1997    Commission file number  0-23668


                           Ibis Technology Corporation
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2987600
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                        32 Cherry Hill Drive, Danvers, MA                 01923
                    (Address of principal executive offices)        (Zip Code)


                                 (508) 777-4247
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                             Yes   X     No
                                                                  ---       ---

5,204,054 shares of Common Stock, par value $.008, were outstanding on May 7, 1997.


                                                   Total Number of Pages   23
                                                   Exhibit Index at Page   14

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART 1 - FINANCIAL  INFORMATION                                            PAGE
                                                                          NUMBER

  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 1996 and  March 31, 1997 ........................       3

    Statements of Operations
        Three Months Ended March 31, 1996 and 1997 ...................       4

    Statements of Cash Flows
        Three Months Ended March 31, 1996 and 1997 ...................       5

    Notes to Financial Statements ....................................       6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..........................       7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...........................................      12

Item 2 - Changes in Securities .......................................      12

Item 3 - Defaults upon Senior Securities .............................      12

Item 4 - Submission of Matters to a Vote of Security Holders .........      12

Item 5 - Other Information ...........................................      12

Item 6 - Exhibits and Reports on Form 8-K ............................      12

Signatures ...........................................................      13

Exhibit Index ........................................................      14

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                     DECEMBER 31,           MARCH 31,
                                                                         1996                 1997
                                                                     ------------         ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................        $  9,201,016         $  6,767,108
  Accounts receivable, trade, net ...........................             920,388            1,256,796
  Unbilled revenue ..........................................              77,860              150,544
  Inventories (note 3)  .....................................             732,975            1,047,402
  Prepaid expenses and other current assets .................              45,460               52,140
                                                                     ------------         ------------
          Total current assets ..............................          10,977,699            9,273,990
                                                                     ------------         ------------
Property and equipment ......................................          14,392,843           16,780,008
  Less: Accumulated depreciation and amortization ...........          (6,240,062)          (6,745,035)
                                                                     ------------         ------------
          Net property and equipment ........................           8,152,781           10,034,973
Patents and other assets, net ...............................             411,902              319,039
                                                                     ------------         ------------
          Total assets ......................................        $ 19,542,382         $ 19,628,002
                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Capital lease obligation, current .........................        $    657,070         $    549,860
  Accounts payable ..........................................             955,781            1,620,224
  Accrued liabilities .......................................           1,297,266            1,119,062
                                                                     ------------         ------------
          Total current liabilities .........................           2,910,117            3,289,146
                                                                     ------------         ------------

Capital lease obligation, noncurrent ........................             973,351              860,861
Other accrued liabilities ...................................           1,294,963            1,548,688
                                                                     ------------         ------------
          Total liabilities .................................           5,178,431            5,698,695


STOCKHOLDERS' EQUITY:
  Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued ................                  --                   --
  Common stock, $.008 par value
    Authorized 10,000,000 shares; issued 5,182,148 shares and
    5,197,278 shares in 1996 and 1997, respectively .........              41,457               41,578
  Additional paid-in capital ................................          25,292,217           25,294,815
  Accumulated deficit .......................................         (10,952,573)         (11,389,936)
  Less: Notes receivable from stockholders ..................             (17,150)             (17,150)
                                                                     ------------         ------------
          Total stockholders' equity ........................          14,363,951           13,929,307
                                                                     ------------         ------------
          Total liabilities and stockholders' equity ........        $ 19,542,382         $ 19,628,002
                                                                     ============         ============



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -------------------------------
                                                                 1996                1997
                                                             -----------         -----------

SALES AND REVENUE:
  Product sales .....................................        $ 1,290,988         $ 1,113,948
  Contract and other revenue ........................            412,783             524,753
  Equipment revenue .................................            240,000                  --
                                                             -----------         -----------
          Total sales and revenue (note 2)  .........          1,943,771           1,638,701

COST OF SALES AND REVENUE:
  Cost of product sales .............................          1,059,969             980,454
  Cost of contract and other revenue ................             22,013             343,629
  Cost of equipment revenue .........................            180,000                  --
                                                             -----------         -----------
          Total cost of sales and revenue ...........          1,261,982           1,324,083
                                                             -----------         -----------

          Gross profit ..............................            681,789             314,618
                                                             -----------         -----------

OPERATING EXPENSES:
  General and administrative ........................            354,995             337,583
  Marketing and selling .............................            130,397             110,049
  Research and development ..........................            411,359             347,694
                                                             -----------         -----------
          Total operating expenses ..................            896,751             795,326
                                                             -----------         -----------

           Loss from operations .....................           (214,962)           (480,708)
                                                             -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income ...................................             46,226             103,288
  Interest expense ..................................           (112,431)            (58,703)
  Other .............................................             (1,787)                 16
                                                             -----------         -----------
          Total other income (expense) ..............            (67,992)             44,601
                                                             -----------         -----------

           Loss before income taxes .................           (282,954)           (436,107)

Income tax expense ..................................              1,256               1,256
                                                             -----------         -----------

           Net loss .................................        $  (284,210)        $  (437,363)
                                                             ===========         ===========

Net loss per common share ...........................        $     (0.08)        $     (0.08)
                                                             ===========         ===========

Weighted average number of common shares outstanding           3,518,746           5,190,839
                                                             ===========         ===========



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -------------------------------
                                                                      1996                1997
                                                                   -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................        $  (284,210)        $  (437,363)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization ........................            376,714             518,688
     Amortization of deferred compensation ................              5,610                  --
     Loss from sale of asset ..............................              1,788                  --
     Changes in operating assets and liabilities ..........          2,498,995               9,765
                                                                   -----------         -----------

          Net cash provided by operating activities .......          2,598,897              91,090
                                                                   -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net ................           (611,225)         (2,387,344)
  Decrease (increase) in other assets .....................             (3,422)             79,327
                                                                   -----------         -----------

          Net cash used in investing activities ...........           (614,647)         (2,308,017)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes payable ..........................            (93,126)                 --
  Payments of capital lease obligations ...................           (195,643)           (219,700)
  Exercise of stock options ...............................              6,594               2,719
  Increase in deferred offering costs .....................           (420,051)                 --
                                                                   -----------         -----------

      Net cash used in financing activities ...............           (702,226)           (216,981)
                                                                   -----------         -----------

      Net increase (decrease) in cash and cash equivalents           1,282,024          (2,433,908)

Cash and cash equivalents, beginning of period ............          2,279,852           9,201,016
                                                                   -----------         -----------

Cash and cash equivalents, end of period ..................        $ 3,561,876         $ 6,767,108
                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ................        $    97,716         $    54,790
                                                                   ===========         ===========



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


(1) INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1996, and have been prepared by the Company in accordance with generally accepted accounting principles.

         The interim financial statements are unaudited, but in the opinion of management include all adjustments which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1996 which are included in the Annual Report on Form 10-K.

(2) REVENUE RECOGNITION

         Product sales are recognized upon shipment. Contract and equipment revenue are recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents contract revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3) INVENTORIES

         Inventories consist of the following:

                                                 DECEMBER 31,        MARCH 31,
                                                     1996               1997
                                                 ------------       ----------

               Raw materials ................     $  284,670        $  421,261
               Work in process ..............        105,401            13,584
               Finished goods ...............        342,904           612,557
                                                  ----------        ----------
                                                  $  732,975        $1,047,402
                                                  ==========        ==========

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Ibis Technology Corporation ("Ibis" or the "Company") was formed in October 1987 and commenced operations in January 1988. The Company's initial activities consisted of producing and selling SIMOX-SOI wafers and conducting funded and unfunded research and development activities. This research led to the Company's development of a proprietary second generation implanter, the Ibis 1000, and to other proprietary process technology.

         Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the quarter ended March 31, 1997 and for the fiscal year ended December 31, 1996, commercial product sales (measured in dollar volume) represented 82% and 90%, respectively, of total product sales compared with 24% of total product sales for the fiscal year ended December 31, 1992. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature.

         During 1996 the Company recognized revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This is the first implanter the Company has sold and has no commitments for additional implanter equipment sales. The sale of the implanter accounted for 40% of total revenue in 1996. Quarterly wafer sales have remained relatively consistent in the range of $1.1 to $1.3 million per quarter during 1996 and through the first quarter of 1997.

         The Company has four oxygen implanters on-line (two Ibis 1000 implanters, one of which is primarily dedicated to serve Motorola Corporation's production requirements, and two NV-200s). Two additional Ibis 1000 implanters are currently in construction, one anticipated to be placed in production in the middle of 1997, the other near the end of 1997 or at such time as additional capacity is needed to meet demand. The Company presently is phasing out production of SIMOX-SOI wafers on the NV-200 implanters such that in the future all SIMOX-SOI wafers will be produced on Ibis 1000 implantation equipment. As the Company expands its production capacity in anticipation of increased demand, it is expected that gross margins on product sales will initially be adversely affected until the implanters are operating at or near full capacity. There can be no assurances the Company will succeed in attracting a sufficient number of customers and/or SIMOX-SOI wafer orders to offset such production costs or that the Company will prevail over its competition.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1997 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1996

         PRODUCT SALES. Product sales decreased to $1,113,948 for the first quarter ended March 31, 1997, a decrease of $177,040 or 14% from $1,290,988 for the first quarter ended March 31, 1996. The decrease in product sales is attributable to the absence of wafer sales during the first quarter of 1997 to a semiconductor manufacturer

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to which wafer sales accounted for 32% of total product sales during the first quarter of 1996. This manufacturer has moved from the material evaluation stage of the SIMOX-SOI wafers to the full circuit design and test phase. It is a normal part of the SIMOX-SOI sales cycle to use fewer SIMOX-SOI wafers during full circuit testing and the reduced wafer requirements for this customer are being supplied by their Ibis 1000 implanter. There can be no assurance that this manufacturer will purchase any wafers from the Company in the future.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the first quarter ended March 31, 1997 to $524,753 from $412,783 for the first quarter ended March 31, 1996, an increase of $111,970 or 27%. The increase in contract and other revenue is attributable to revenues derived from a contract for consulting services related to the implementation of magnetic scanning technology previously licensed to the customer, as well as a near four-fold increase in government contract revenue. There were no license revenues generated in the first quarter ended March 31, 1997 compared to $378,300 or 92% of contract and other revenue during the quarter ended March 31, 1996. During the first quarter of 1997 the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 15% of contract and other revenue for the period ending March 31, 1997.

         EQUIPMENT REVENUE. There were no equipment sales during the quarter ended March 31, 1997 and no commitments for additional equipment sales currently exist. Equipment revenue of $240,000 for the first quarter ended March 31, 1996 represents revenue recognized using the percentage-of-completion method in connection to the Ibis 1000 sale to a major semiconductor manufacturer. This implanter was shipped to the customer in the fourth quarter of 1996.

         TOTAL SALES AND REVENUE. Total sales and revenue for the first quarter ended March 31, 1997 was $1,638,701, a decrease of $305,070, or 16%, from total revenue of $1,943,771 for the first quarter ended March 31, 1996. This decrease resulted from the decrease in product sales and the lack of equipment revenue and was partially offset by increased contract and other revenue.

         TOTAL COST OF REVENUE. Cost of product sales for the first quarter ended March 31, 1997 was $980,454, as compared to $1,059,969 for the first quarter ended March 31, 1996, a decrease of $79,515 or 8%. Cost of contract revenue for the first quarter ended March 31, 1997 was $343,629, as compared to $22,013 for the first quarter ended March 31, 1996, an increase of $321,616, or a fourteen-fold increase. Cost of equipment revenue for the first quarter ended March 31, 1996 was $180,000. The gross margin for all sales was 19% for the first quarter ended March 31, 1997 as compared to 35% for the first quarter ended March 31, 1996. This decrease in gross margin is primarily attributable to the cost of sales for contract and other revenue increasing due to changes in the make-up of contract and other revenue. Cost of sales for contract and other revenue consists of labor and materials expended performing consulting tasks during the first quarter of 1997 and cost of spare parts as compared to negligible costs associated with license revenue generation during the quarter ended March 31, 1996. Also contributing to the overall gross margin decrease is the loss of gross profit on equipment revenue in 1996 and increase in cost of product sales percentage resulting in a product sales gross margin of 12% during the first quarter ended March 31, 1997 as compared to 18% during the quarter ended March 31, 1996. This increase in cost of product sales is mainly due to increased depreciation expense of capital additions used in the manufacturing process.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter ended March 31, 1997 were $337,583 (or 21% of total revenue) as compared to $354,995 (or 18% of total revenue) for the first quarter ended March 31, 1996, a decrease of $17,412, or 5%. The reduction is due to decreases in various administrative expenses.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses have decreased, totalling $110,049 (or 7% of total revenue) for the first quarter ended March 31, 1997 as compared to $130,397 (or 7% of total revenue) for the first quarter ended March 31, 1996, a decrease of $20,348. The decrease is due primarily to a reduction in trade show expenditures and related travel expenses.

         RESEARCH AND DEVELOPMENT. Internally funded research and development expenses have decreased by $63,665, or 15%, to $347,694 (or 21% of total revenue) for the first quarter ended March 31, 1997, as compared to $411,359 (or 21% of total revenue) for the first quarter ended March 31, 1996. The decrease is due to the Company's ability to invoice the consulting customer for labor hours worked which pertain to their contract, resulting in these charges being classified as costs of revenue.

         LOSS FROM OPERATIONS. The loss from operations for the first quarter ended March 31, 1997 was $480,708 as compared to a loss of $214,962 for the first quarter ended March 31, 1996, an increase in loss of $265,746. The increase in the net loss from operations is primarily the result of the reduction in product sales and lack of equipment revenue.

         OTHER INCOME (EXPENSE). Total other income for the first quarter ended March 31, 1997 was $44,601 as compared to total other expense of $67,992 for the first quarter ended March 31, 1996, a difference of $112,593. This difference is due to interest earned from the proceeds of the April 1996 public offering in addition to reduced interest expense resulting from the payoff of bank term debt.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $436,107 for the first quarter ended March 31, 1997, as compared to $282,954 for the first quarter ended March 31, 1996. The increase of $153,153 in the net loss before income taxes is the result primarily of the reduction in product sales due to the full circuit design and test phase of a major customer as well as the lack of equipment revenue.

LIQUIDITY AND CAPITAL RESOURCES

         On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,300,000, after deducting approximately $1,300,000 for underwriting discounts, commissions and other associated expenses.

         As of March 31, 1997, the Company had cash and cash equivalents of $6,767,108. During the first quarter ended March 31, 1997, the Company provided $91,090 in cash provided by operating activities as compared to cash provided by operating activities in the amount of $2,598,897 for the same period in 1996. The decline of $2,507,807 in cash provided by operating activities resulted primarily from cash outlays for the two Ibis 1000 implanters in construction and expenditures for capital additions relating to the production capacity expansion. Depreciation and amortization expense for the first quarters ended March 31, 1997 and 1996 was $518,688 and $376,714, accounting for 32% and 19% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financing, equipment lines of credit, a working capital line of credit, a term

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



loan, sale leaseback arrangements, collaborative relationships and government contracts. The principal use of cash during the quarter ended March 31, 1997 was to fund the construction of the Ibis 1000 implanters and other additions to property and equipment which totaled approximately $2.4 million. At March 31, 1997, the Company had commitments to purchase approximately $88,000 in material or subassemblies to be used to manufacture the two additional Ibis 1000 implanters.

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations, are believed to be sufficient to support the Company's operations on their anticipated scale for fifteen months. This anticipated scale of operations includes the two additional Ibis 1000 oxygen implanters (in addition to its four oxygen implanters currently on-line: two Ibis 1000's and two NV-200s), the purchase of support equipment and expansion of the Company's facilities. Of the two new implanters in construction, one is expected to be transferred to production in the middle of 1997, the other near the end of 1997 or at such time as additional capacity is needed to meet demand. The Company is phasing out production of SIMOX-SOI wafers from its NV-200 implanters such that in the future all SIMOX-SOI wafers will be produced on the Ibis 1000 implantation equipment.

NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share that is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

         The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

EFFECTS OF INFLATION

         The Company believes that over the past two years inflation has not had a significant impact on the Company's sales or operating results.

BUSINESS OUTLOOK

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1994, 1995 and 1996, revenues from four customers averaged in the aggregate between 39% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the loss of the services of one or more of the Company's key individuals, the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings
         None

Item 2 - Change in Securities
         None

Item 3 - Defaults upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits furnished as Exhibits hereto:

              11 -     Statement regarding computation of per share loss

              10.4 - Fifth Amendment to Lease dated February 4, 1997, amending Lease Agreement dated December 22, 1987 between Company and Thomas J. Flatley d/b/a The Flatley Company

              27 -     Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ibis Technology Corporation



Date:   May 13, 1997         By:  /s/ Nancy J. Neill
                                  -----------------------------------------
                                  Nancy J. Neill
                                  Controller and Assistant Treasurer


Date:   May 13, 1997         By:  /s/ Timothy J. Burns
                                  -----------------------------------------
                                  Timothy J. Burns
                                  Chief Financial Officer, Operations
                                  Manager, Treasurer and Clerk
                                  (principal financial and accounting officer)

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION                                 PAGE
-----------                     -----------                                 ----

11             Statement regarding computation of per share loss             15

10.4           Fifth Amendment to Lease dated February 4, 1997, amending     16
               Lease Agreement dated December 22, 1987 between Company
               and Thomas J. Flatley d/b/a The Flatley Company

27             Financial Data Schedule                                       23