Form 10-Q
period 1997-06-30
IBIS TECHNOLOGY CORP
filed 1997-08-13
CIK 855182

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


For the Quarterly Period Ended June 30, 1997      Commission file number 0-23668
                               -------------                             -------


                           Ibis Technology Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2987600
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       32 Cherry Hill Drive, Danvers, MA            01923
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


                                                       Yes  X         No
                                                          -----         -----

5,245,728 shares of Common Stock, par value $.008, were outstanding on August 7, 1997.


                                                 Total Number of Pages  19
                                                                        --
                                                 Exhibit Index at Page  17
                                                                        --

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART 1 - FINANCIAL  INFORMATION
                                                                           PAGE
                                                                          NUMBER
                                                                          ------

    Item 1 - Financial Statements:

      Balance Sheets
          December 31, 1996 and June 30, 1997..............................  3

      Statements of Operations
          Three Months Ended June 30, 1996 and 1997
          and Six Months Ended June 30, 1996 and 1997......................  4

      Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1997..........................  5

      Notes to Financial Statements........................................  6

    Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  7


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings................................................. 14

Item 2 - Changes in Securities............................................. 14

Item 3 - Defaults upon Senior Securities................................... 14

Item 4 - Submission of Matters to a Vote of Security Holders............... 14

Item 5 - Other Information................................................. 14

Item 6 - Exhibits and Reports on Form 8-K.................................. 15

Signatures................................................................. 16

Exhibit Index.............................................................. 17

                           IBIS TECHNOLOGY CORPORATION

                                                   BALANCE SHEETS

                                                                                                               (UNAUDITED)
                                                                                     DECEMBER 31,                JUNE 30,
                                                                                         1996                      1997
                                                                                     ------------              ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................................     $  9,201,016              $  4,558,668
   Accounts receivable, trade, net .............................................          920,388                 1,151,956
   Unbilled revenue ............................................................           77,860                   197,902
   Inventories (note 3) ........................................................          732,975                   928,047
   Prepaid expenses and other current assets ...................................           45,460                    66,648
                                                                                     ------------              ------------
         Total current assets ..................................................       10,977,699                 6,903,221
                                                                                     ------------              ------------
Property and equipment .........................................................       14,392,843                17,299,949
   Less: Accumulated depreciation and amortization .............................       (6,240,062)               (7,258,197)
                                                                                     ------------              ------------
         Net property and equipment ............................................        8,152,781                10,041,752
Patents and other assets, net ..................................................          411,902                   335,773
                                                                                     ------------              ------------
         Total assets ..........................................................     $ 19,542,382              $ 17,280,746
                                                                                     ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Capital lease obligation, current ...........................................     $    657,070              $    494,287
   Accounts payable ............................................................          955,781                   480,474
   Accrued liabilities .........................................................        1,297,266                   821,693
                                                                                     ------------              ------------
         Total current liabilities .............................................        2,910,117                 1,796,454
                                                                                     ------------              ------------

Capital lease obligation, noncurrent ...........................................          973,351                   744,417
Other accrued liabilities ......................................................        1,294,963                 1,669,688
                                                                                     ------------              ------------
         Total liabilities .....................................................        5,178,431                 4,210,559
                                                                                     ------------              ------------
STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value ................................
   Authorized 2,000,000 shares; none issued ....................................               --                        --
   Common stock, $.008 par value ...............................................
   Authorized 10,000,000 shares; issued 5,182,148 and
        5,243,513 shares in 1996 and 1997, respectively ........................           41,457                    41,948
   Additional paid-in capital ..................................................       25,292,217                25,341,956
   Accumulated deficit .........................................................      (10,952,573)              (12,296,567)
   Less: Notes receivable from stockholders ....................................          (17,150)                  (17,150)
                                                                                     ------------              ------------
         Total stockholders' equity ............................................       14,363,951                13,070,187
                                                                                     ------------              ------------
         Total liabilities and stockholders' equity ............................     $ 19,542,382              $ 17,280,746
                                                                                     ============              ============




                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                               ----------------------------        -----------------------------
                                                                  1996              1997              1996               1997
                                                               ----------        ----------        ----------        -----------

SALES AND REVENUE:
  Product sales ........................................       $1,099,400        $  512,580        $2,390,388        $ 1,626,528
  Contract and other revenue ...........................          111,611           899,153           524,394          1,423,906
  Equipment revenue ....................................        1,000,000                --         1,240,000                 --
                                                               ----------        ----------        ----------        -----------
      Total sales and revenue (note 2) .................        2,211,011         1,411,733         4,154,782          3,050,434

COST OF SALES AND REVENUE:
  Cost of product sales ................................          971,562           997,511         2,031,531          1,977,965
  Cost of contract and other revenue ...................           35,249           507,238            57,261            850,867
  Cost of equipment revenue ............................          750,000                --           930,000                 --
                                                               ----------        ----------        ----------        -----------
      Total cost of sales and revenue ..................        1,756,811         1,504,749         3,018,792          2,828,832
                                                               ----------        ----------        ----------        -----------

      Gross profit (loss) ..............................          454,200           (93,016)        1,135,990            221,602
                                                               ----------        ----------        ----------        -----------

OPERATING EXPENSES:
  General and administrative ...........................          367,426           388,078           722,422            725,661
  Marketing and selling ................................          127,855           135,208           258,252            245,257
  Research and development .............................          295,081           316,432           706,441            664,126
                                                               ----------        ----------        ----------        -----------
      Total operating expenses .........................          790,362           839,718         1,687,115          1,635,044
                                                               ----------        ----------        ----------        -----------

      Loss from operations .............................         (336,162)         (932,734)         (551,125)        (1,413,442)
                                                               ----------        ----------        ----------        -----------

OTHER INCOME (EXPENSE):
  Interest income ......................................          160,016            74,875           206,243            178,163
  Interest expense .....................................          (96,771)          (49,012)         (209,202)          (107,715)
  Other ................................................              715               240            (1,072)               256
                                                               ----------        ----------        ----------        -----------
      Total other income (expense) .....................           63,960            26,103            (4,031)            70,704
                                                               ----------        ----------        ----------        -----------

      Loss before income taxes .........................         (272,202)         (906,631)         (555,156)        (1,342,738)

Income tax expense .....................................               --                --             1,256              1,256
                                                               ----------        ----------        ----------        -----------

      Net loss .........................................       $ (272,202)       $ (906,631)       $ (556,412)       $(1,343,994)
                                                               ==========        ==========        ==========        ===========

Net loss per common share ..............................       $    (0.05)       $    (0.17)       $    (0.13)       $     (0.26)
                                                               ==========        ==========        ==========        ===========

Weighted average number
 of common shares outstanding ..........................        5,009,467         5,221,257         4,264,107          5,207,301
                                                               ==========        ==========        ==========        ===========





                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   ----------------------------------
                                                                                       1996                   1997
                                                                                   -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................................       $  (556,412)           $(1,343,994)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization .........................................           757,339              1,044,525
     Amortization of deferred compensation .................................            10,656                     --
     Loss from sale of asset ...............................................             1,788                     --
     Changes in operating assets and liabilities ...........................         1,845,072             (1,144,025)
                                                                                   -----------            -----------

         Net cash provided by (used in)
             operating activities ..........................................         2,058,443             (1,443,494)
                                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ................................        (1,692,012)            (2,907,287)
   Decrease (increase) in other assets .....................................           (34,602)                49,920
                                                                                   -----------            -----------

         Net cash used in investing activities .............................        (1,726,614)            (2,857,367)
                                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of bank notes payable ..........................................          (845,788)                    --
   Payments of capital lease obligations ...................................          (397,030)              (391,717)
   Exercise of stock options
       and issuance of warrants ............................................            43,952                 50,230
   Proceeds from sale of common stock,
       net of issuance costs ...............................................        10,386,149                     --
                                                                                   -----------            -----------

         Net cash provided by (used in) financing activities ...............         9,187,283               (341,487)
                                                                                   -----------            -----------

         Net increase (decrease) in cash and cash equivalents ..............         9,519,112             (4,642,348)

Cash and cash equivalents, beginning of period .............................         2,279,852              9,201,016
                                                                                   -----------            -----------

Cash and cash equivalents, end of period ...................................       $11,798,964            $ 4,558,668
                                                                                   ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ................................       $   182,385            $   103,484
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

(3) INVENTORIES

         Inventories consist of the following:

                                            DECEMBER 31,            JUNE 30,
                                                1996                  1997
                                            ------------            --------


     Raw materials ...................        $284,670              $361,914
     Work in process .................         105,401                27,398
     Finished goods ..................         342,904               538,735
                                              --------              --------
                                              $732,975              $928,047
                                              ========              ========

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

         Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the six months ended June 30, 1997 and for the fiscal year ended December 31, 1996, commercial product sales (measured in dollar volume) represented 84% and 90%, respectively, of total product sales compared with 24% of total product sales for the fiscal year ended December 31, 1992. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. In the second quarter of 1997, however, the Company announced that two of it's customers had indicated their intentions to adopt SIMOX-SOI technology in commercial products.

         During 1996 the Company recognized revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This is the first implanter the Company has sold and has no commitments for additional implanter equipment sales. The sale of the implanter accounted for 40% of total revenue in 1996. Quarterly wafer sales have remained relatively consistent in the range of $1.1 to $1.3 million per quarter during 1996 and through the first quarter of 1997. During the quarter ended June 30, 1997, wafer sales were approximately 43% of this range due to lower wafer demand from one of the Company's customers in particular, reduced production capacity as a result of repair and maintenance of the first Ibis 1000, and use of the second Ibis 1000 for SIMOX-SOI development.

         The Company has two Ibis 1000 implanters on-line, one of which is primarily dedicated to serve Motorola Corporation's production requirements. Two additional Ibis 1000 implanters are currently in construction, one anticipated to be placed in production in the third quarter of 1997, the other in the beginning of 1998 or at such time as additional capacity is needed to meet demand. During the quarter ended June 30, 1997, the Company phased out production of SIMOX-SOI wafers on the NV-200 implanters, consequently all SIMOX-SOI wafers are being produced on Ibis 1000 implantation equipment. As the Company expands its production capacity in anticipation of increased demand, it is expected that gross margins on product sales will initially be adversely affected until the implanters are operating at or near full capacity. There can be no assurance the Company will succeed in attracting a sufficient number of customers and/or SIMOX-SOI wafer orders to offset such production costs or that the Company will prevail over its competition.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1997 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1996

         PRODUCT SALES. Product sales decreased $586,820, or 53%, to $512,580 for the second quarter ended June 30, 1997 from $1,099,400 for the second quarter ended June 30, 1996. The decrease in product sales is

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


attributable to several factors, one of which was the absence of wafer sales during the second quarter of 1997 to a semiconductor manufacturer to which wafer sales accounted for 29% of total product sales during the second quarter of 1996 as the customer has moved from the material evaluation stage of the SIMOX-SOI wafers to the full circuit design and test phase. It is a normal part of the SIMOX-SOI sales cycle for a customer to use fewer SIMOX-SOI wafers during full circuit testing and the reduced wafer requirements are being supplied by their Ibis 1000 implanter. Wafer production related issues also contributed to the decrease in product sales during the second quarter of 1997. The first event was a component failure and subsequent upgrade on the first Ibis 1000 implanter which resulted in a ten week production loss. The other matter was the dedication of the second Ibis 1000 to process development for a specific customer. This decision resulted in a six week loss of production.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the second quarter ended June 30, 1997 to $899,153 from $111,611 for the second quarter ended June 30, 1996, a seven-fold increase of $787,542. The increase in contract and other revenue is attributable to revenues derived from a contract for consulting services related to implementation of the magnetic scanning technology previously licensed to this customer, as well as an eleven-fold increase in government contract revenue. There were no license revenues generated in the second quarter ended June 30, 1997 compared to $79,474 or 71% of contract and other revenue during the second quarter ended June 30, 1996. During 1997, the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 35% of contract and other revenue for the second quarter ended June 30, 1997.

         EQUIPMENT REVENUE. There were no equipment sales during the second quarter ended June 30, 1997 and no commitments for additional sales currently exist. Equipment revenue of $1,000,000 for the second quarter ended June 30, 1996 represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer. This implanter was shipped to the customer in the fourth quarter of 1996.

         TOTAL SALES AND REVENUE. Total sales and revenue for the second quarter ended June 30, 1997 was $1,411,733, a decrease of $799,278, or 36%, from total revenue of $2,211,011 for the second quarter ended June 30, 1996. This decrease resulted from the lack of equipment revenue and the decrease in product sales and was partially offset by increased contract and other revenue.

         TOTAL COST OF REVENUE. Cost of product sales for the second quarter ended June 30, 1997 was $997,511, as compared to $971,562 for the second quarter ended June 30, 1996, an increase of $25,949 or 3%. Cost of contract revenue for the second quarter ended June 30, 1997 was $507,238, as compared to $35,249 for the second quarter ended June 30, 1996, an increase of $471,989, a thirteen-fold increase. Cost of equipment revenue for the second quarter ended June 30, 1996 was $750,000. The gross margin for all sales was negative 7% for the second quarter ended June 30, 1997 as compared to 21% for the second quarter ended June 30, 1996. The decrease in gross margin is primarily attributable to the fundamental fixed cost nature of product sales costs which did not have a reduction commensurate with the significant decrease in product sales. In addition, the cost of sales for contract and other revenue increased as a result of changes in the make-up of contract and other revenue. Cost of sales for contract and other revenue consists of labor and materials expended in performing consulting tasks during the second quarter of 1997 and cost of spare parts as compared to negligible costs associated with licensing revenue

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


generation during the second quarter ended June 30, 1996. Also contributing to the overall gross margin decrease is the lack of gross profit on equipment revenue in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter ended June 30, 1997 were $388,078 (or 27% of total revenue) as compared to $367,426 (or 17% of total revenue) for the second quarter ended June 30, 1996, an increase of $20,652, or 6%. The increase is due to increases in payroll and insurance expenses offset by decreases in travel and professional fees expense.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the second quarter ended June 30, 1997 were $135,208 (or 10% of total revenue) as compared to $127,855 (or 6% of total revenue) for the second quarter ended June 30, 1996, an increase of $7,353, or 6%. The increase in marketing and selling expenses is primarily the result of an increase in advertising and public relations expense offset by a decrease in payroll expense.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $21,351, or 7%, to $316,432 (or 22% of total revenue) for the second quarter ended June 30, 1997, as compared to $295,081 (or 13% of total revenue) for the second quarter ended June 30, 1996. The increase is primarily due to an increase in test wafer expenses for process development partially offset by decreases in travel related expenses.

         LOSS FROM OPERATIONS. The loss from operations for the second quarter ended June 30, 1997 was $932,734 as compared to a loss of $336,162 for the second quarter ended June 30, 1997, an increase of $596,572, or 177%. The increase in the loss from operations is the result of the reduction in product sales, lack of equipment revenue and reduced available production capacity.

         OTHER INCOME (EXPENSE). Total other income for the second quarter ended June 30, 1997 was $26,103 as compared to total other income of $63,960 for the second quarter ended June 30, 1996, a difference of $37,857, or 59%. This difference is a result of reduced interest income earned on the remaining proceeds from the April 1996 public offering, which was offset by decreased interest expense resulting from the repayment of bank term debt.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $906,631 for the second quarter ended June 30, 1997, as compared to $272,202 for the second quarter ended June 30, 1996. The increase of $634,429, or 233%, is due to reduced product sales without a commensurate reduction in the cost of product sales and the lack of equipment revenue.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         PRODUCT SALES. Product sales decreased $733,860, or 31%, to $1,626,528 for the six months ended June 30, 1997 from $2,390,388 for six months ended June 30, 1996. The decrease in product sales is attributable to several factors, one of which was the absence of wafer sales during the first two quarters of 1997 to a semiconductor manufacturer to which wafer sales accounted for 32% of total product sales during the first two quarters of 1996 due to their movement of the sales cycle from material evaluation to full circuit design and test phase. It is a normal part of the SIMOX-SOI sales cycle for a customer to use fewer SIMOX-SOI wafers during full circuit testing and the reduced wafer requirements are being supplied by their Ibis 1000 implanter. Also contributing to the decrease in product sales were wafer production related issues arising during the second quarter

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of 1997. The first event was a component failure on the first Ibis 1000 implanter which resulted in a ten week production loss. The other matter was the dedication of the second Ibis 1000 to process development for a specific customer. This decision resulted in a six week loss of production.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the six months ended June 30, 1997 to $1,423,906 from $524,394 for the six months ended June 30, 1996, an increase of $899,512, or 172%. This increase is attributable to revenues derived from a contract for consulting services related to implementation of the magnetic scanning technology previously licensed to this customer, as well as a seven-fold increase in government contract revenue. There were no license revenues generated in the six months ended June 30, 1997 compared to license revenue of $457,774 or 87% of contract and other revenue during the six months ended June 30, 1996. During 1997 the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 28% of contract and other revenue for the six months ended June 30, 1997.

         EQUIPMENT REVENUE. There were no equipment sales during the six months ended June 30, 1997 and no commitments for additional sales currently exist. Equipment revenue of $1,240,000 for the six months ended June 30, 1996 represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer. This implanter was shipped to the customer in the fourth quarter of 1996.

         TOTAL SALES AND REVENUE. Total sales and revenue for the six months ended June 30, 1997 was $3,050,434, a decrease of $1,104,348, or 27%, from total revenue of $4,154,782 for the six months ended June 30, 1996. This decrease resulted from the lack of equipment revenue and the decrease in product sales and was partially offset by increased contract and other revenue.

         TOTAL COST OF REVENUE. Cost of product sales for the six months ended June 30, 1997 was $1,977,965, as compared to $2,031,531 for the six months ended June 30, 1996, a decrease of $53,566 or 3%. Cost of contract revenue for the six months ended June 30, 1997 was $850,867, as compared to $57,261 for the six months ended June 30, 1996, an increase of $793,606, or a fourteen-fold increase. Cost of equipment revenue for the six months ended June 30, 1996 was $930,000. The gross margin for all sales was 7% for the six months June 30, 1997 as compared to 27% for the six months ended June 30, 1996. The decrease in gross margin is primarily attributable to the fundamental fixed cost nature of product sales costs which did not have a reduction commensurate with the significant decrease in product sales. In addition, the cost of sales for contract and other revenue increased as a result of changes in the make-up of contract and other revenue. Cost of sales for contract and other revenue consists of labor and materials expended in performing consulting tasks during the first six months of 1997 and cost of spare parts as compared to negligible costs associated with license revenue generation during the six months ended June 30, 1996. Also contributing to the overall gross margin decrease is the lack of gross profit on equipment revenue in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1997 were $725,661 (or 24% of total revenue) as compared to $722,422 (or 17% of total revenue) for the six months ended June 30, 1996, an increase of $3,239, or .4%.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the six months ended June 30, 1997 were $245,257 (or 8% of total revenue) as compared to $258,252 (or 6% of total revenue) for the six months ended June 30, 1996, a decrease of $12,995 or 5%. The decrease is primarily attributable to reduced trade show and payroll expenses offset by advertising and public relations expenses commencing in 1997.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $42,315, or 6%, to $664,126 (or 22% of total revenue) for the six months ended June 30, 1997, as compared to $706,441 (or 17% of total revenue) for the six months ended June 30, 1996. The decrease is due to the Company's increase in billable labor on various contracts resulting in these charges being classified as costs of revenues, offset by increases in consulting and test wafer expenses for process development.

         LOSS FROM OPERATIONS. The loss from operations for the six months ended June 30, 1997 was $1,413,442 as compared to a loss of $551,125 for the six months ended June 30, 1996, an increase of $862,317 or 156%. The increase in loss from operations is the result of reduced product sales, lack of equipment revenue and reduced available production capacity.

         OTHER INCOME (EXPENSE). Total other income for the six months ended June 30, 1997 was $70,704 as compared to total other expense of $4,031 for the six months ended June 30, 1996. The increase in total other income is due to interest income earned on the remaining proceeds from the April 1996 public offering offset by decreased interest expense resulting from the repayment of bank term debt.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $1,342,738 for the six months ended June 30, 1997, as compared to $555,156 for the six months ended June 30, 1996, an increase of $787,582 or 142%. The increase in loss before income taxes is the result of reduced product sales, lack of equipment revenue and reduced available production capacity.

LIQUIDITY AND CAPITAL RESOURCES

         On April 9, 1996, the Company completed a public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,300,000, after deducting approximately $1,300,000 for underwriting discounts, commissions and other associated expenses.

         As of June 30, 1997, the Company had cash and cash equivalents of $4,558,668. During the six months ended June 30, 1997, the Company consumed $1,443,494 in cash from operating activities as compared to cash generated by operations in the amount of $2,058,443 for the same period in 1996. The decline of $3,501,937 in cash provided from operating activities resulted primarily from increased loss, receivables, inventory and by a reduction in liabilities. The increase in net cash used in investing activities is attributed to cash outlays for the two Ibis 1000 implanters in construction and expenditures for capital additions relating to the production capacity expansion. As of June 30, 1997, construction in progress represented $4,058,101, or 23%, of total property and equipment of $17,299,949. Depreciation and amortization expense for the six months ended June 30, 1997 and 1996 was $1,044,525 and $757,339, respectively. This accounted for 34% and 18% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. The

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


principal uses of cash during the six months ended June 30, 1997 were to fund the Company's operations, construction of Ibis 1000 implanters and other additions to property and equipment which totalled approximately $2.9 million. At June 30, 1997, the Company had commitments to purchase approximately $49,000 in material or subassemblies to be used to manufacture the two additional Ibis 1000 implanters.

         On July 24, 1997, the Company notified the holders of its 1,380,000 Redeemable Common Stock Purchase Warrants (the "Public Warrants") and its 120,000 Underwriter Redeemable Common Stock Purchase Warrants (the "Underwriter Warrants") that it will redeem these Warrants on August 26, 1997 at the redemption price of $.20 per Warrant. Prior to August 26, 1997, the holder of a Public Warrant shall have the right to exercise such Warrant to acquire 1.044 shares of the Company's Common Stock at a price of $8.05 per share and the holder of an Underwriter Warrant shall have the right to exercise such Warrant to acquire 1.09 shares of Common Stock at a price of $9.26 per share. It is not known at this time how many Warrants will be exercised and the amount of the actual proceeds to be received from the exercise of the Warrants.

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity, its research and development programs and operations. The Company's existing cash resources together with funds generated from operations, are believed to be sufficient to support the Company's operations on their anticipated scale for one year. The anticipated scale of operations includes the two additional Ibis 1000 implanters (in addition to its two Ibis 1000 implanters currently on-line), the purchase of support equipment and expansion of the Company's facilities. Of the two new implanters in construction, one is expected to be transferred to production in the third quarter of 1997, the other in the first quarter of 1998 or at such time as additional capacity is needed to meet demand. The Company has phased out production of SIMOX-SOI wafers from its NV-200 implanters, consequently all SIMOX-SOI wafers will be produced on the Ibis 1000 implantation equipment.

EFFECTS OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

BUSINESS OUTLOOK

         The Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1994, 1995 and 1996, revenues from four customers averaged in the aggregate between 39% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

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

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Annual Meeting of Stockholders of the Company was held on May 15, 1997. The following matters were voted upon at the meeting:

         (1) Two persons were elected to the Board of Directors of the Company to serve for a term ending in the year 2000 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for
         Director:

         Name                       Vote For          Vote Withheld
         ----                       --------          -------------

         Richard Hodgson            4,067,983             25,065

         Geoffrey Ryding            4,068,383             24,665

         Dimitri Antoniadis continues to serve as a Director for a term which expires in 1998 and Donald F. McGuinness and Peter H. Rose continue to serve as Directors for terms which expire in 1999 and until their successors are duly elected and qualified. Ted R. Dintersmith's resignation was accepted effective prior to the Regular Meeting of the Board of Directors held on May 15, 1997.

         (2) The stockholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997. This proposal was approved with 4,051,368 votes for, 30,965 votes against and 10,715 abstentions.

Item 5 - OTHER INFORMATION
         None

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits furnished as Exhibits hereto:

                  11       Statement regarding computation of per share loss.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K for the May 21, 1997 event with the Securities and Exchange Commission reporting the public dissemination of a press release announcing that Mitsubishi Electric Corporation reported that it is marketing a device fabricated on SIMOX-type silicon-on-insulator wafers, most of which wafers are the Company's products being supplied by Mitsubishi Materials Corporation.

                  The Company filed a Current Report on Form 8-K for the May 28, 1997 event with the Securities and Exchange Commission reporting the public dissemination of a press release announcing it had been awarded four research and development contracts, totalling $400,000, by various government agencies.

                  The Company filed a Current Report on Form 8-K for the June 6, 1997 event with the Securities and Exchange Commission reporting the public dissemination of a press release announcing that it expects a higher net loss than it anticipated for the second quarter ended June 30, 1997.

                  The Company filed a Current Report on Form 8-K for the June 24, 1997 event with the Securities and Exchange Commission reporting the public dissemination of a press release announcing that it had received an order from UK-based Bookham Technology Ltd. ("Bookham") for SIMOX-SOI wafers which Bookham has indicated will be used in manufacturing of its newly developed ASOC(TM) (Active Silicon Integrated Optical Circuit) fiber optic access network transceivers.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Ibis Technology Corporation



Date:   August 12, 1997                 By:  /s/ Nancy J. Neill
                                             -----------------------------------
                                             Nancy J. Neill
                                             Controller and Assistant Treasurer



Date:   August 12, 1997                 By:  /s/ Timothy J. Burns
                                             -----------------------------------
                                             Timothy J. Burns
                                             Chief Financial Officer, Operations
                                             Manager, Treasurer and Clerk
                                             (principal financial and accounting
                                             officer)

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION                             PAGE
-----------                        -----------                             ----

11                Statement regarding computation of per share loss         18

27                Financial Data Schedule                                   19