Form 10-Q
period 1997-09-30
IBIS TECHNOLOGY CORP
filed 1997-11-13
CIK 855182

'                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                       Or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended  September 30, 1997                 Commission file number        0-23668


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


                                 (978) 777-4247
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                        Yes   X           No


6,626,728 shares of Common Stock, par value $.008, were outstanding on November 10, 1997.


                                                   Total Number of Pages     20
                                                   Exhibit Index at Page     18

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX


PART 1 - FINANCIAL  INFORMATION                                            PAGE
-------------------------------                                           NUMBER
                                                                          ------
    Item 1 - Financial Statements:

      Balance Sheets
          December 31, 1996 and September 30, 1997.......................     3
      Statements of Operations
          Three Months Ended September 30, 1996 and 1997
           and Nine Months Ended September 30, 1996 and 1997.............     4

      Statements of Cash Flows
          Nine Months Ended September 30, 1996 and 1997..................     5

      Notes to Financial Statements......................................     6

    Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................     7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................     15

Item 2 - Changes in Securities...........................................     15

Item 3 - Defaults upon Senior Securities.................................     15

Item 4 - Submission of Matters to a Vote of Security Holders.............     15

Item 5 - Other Information...............................................     15

Item 6 - Exhibits and Reports on Form 8-K ...............................     16

Signatures ..............................................................     17

Exhibit Index............................................................     18

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                        (UNAUDITED)
                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                        1996               1997
ASSETS                                                              ------------       -------------
------
CURRENT ASSETS:
   Cash and cash equivalents ....................................   $  9,201,016        $ 14,155,131
   Accounts receivable, trade, net ..............................        920,388           1,685,832
   Unbilled revenue .............................................         77,860             293,462
   Inventories (note 3) .........................................        732,975             974,409
   Prepaid expenses and other current assets ....................         45,460              95,029
                                                                    ------------        ------------
         Total current assets ...................................     10,977,699          17,203,863
                                                                    ------------        ------------
Property and equipment ..........................................     14,392,843          17,703,992
   Less: Accumulated depreciation and amortization ..............     (6,240,062)         (7,764,488)
                                                                    ------------        ------------
         Net property and equipment .............................      8,152,781           9,939,504
Patents and other assets, net ...................................        411,902             373,509
                                                                    ------------        ------------
         Total assets ...........................................   $ 19,542,382        $ 27,516,876
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Capital lease obligation, current ............................   $    657,070        $    478,009
   Accounts payable .............................................        955,781           1,099,066
   Accrued liabilities ..........................................      1,297,266             881,319
                                                                    ------------        ------------
         Total current liabilities ..............................      2,910,117           2,458,394
                                                                    ------------        ------------
Capital lease obligation, noncurrent ............................        973,351             623,742
Other accrued liabilities .......................................      1,294,963           1,555,688
                                                                    ------------        ------------
         Total liabilities ......................................      5,178,431           4,637,824
                                                                    ------------        ------------
STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued ....................           --                  --
   Common stock, $.008 par value
    Authorized 10,000,000 shares; issued 5,182,148 and
        6,606,519 shares in 1996 and 1997, respectively .........         41,457              52,852
    Additional paid-in capital ..................................     25,292,217          35,559,413
    Accumulated deficit .........................................    (10,952,573)        (12,716,063)
   Less: Notes receivable from stockholders .....................        (17,150)            (17,150)
                                                                    ------------        ------------
         Total stockholders' equity .............................     14,363,951          22,879,052
                                                                    ------------        ------------
         Total liabilities and stockholders' equity .............   $ 19,542,382        $ 27,516,876
                                                                    ============        ============


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                             -----------------------------         ------------------------------
                                                1996               1997               1996               1997
                                             -----------        -----------        -----------        -----------
SALES AND REVENUE:
  Product sales ......................       $ 1,209,976        $ 1,074,295        $ 3,600,363        $ 2,700,823
  Contract and other revenue .........            43,754          1,089,071            568,148          2,512,977
  Equipment revenue ..................         1,600,000               --            2,840,000               --
                                             -----------        -----------        -----------        -----------
      Total sales and revenue (note 2)         2,853,730          2,163,366          7,008,511          5,213,800

COST OF SALES AND REVENUE:
  Cost of product sales ..............           984,524          1,138,879          3,016,055          3,116,844
  Cost of contract and other revenue .            55,361            741,116            112,622          1,591,983
  Cost of equipment revenue ..........         1,200,000               --            2,130,000               --
                                             -----------        -----------        -----------        -----------
      Total cost of sales and  revenue         2,239,885          1,879,995          5,258,677          4,708,827
                                             -----------        -----------        -----------        -----------

      Gross profit ...................           613,845            283,371          1,749,834            504,973
                                             -----------        -----------        -----------        -----------

OPERATING EXPENSES:
  General and administrative .........           369,855            315,044          1,092,276          1,040,705
  Marketing and selling ..............           131,339            114,173            389,592            359,430
  Research and development ...........           361,097            346,655          1,067,538          1,010,781
                                             -----------        -----------        -----------        -----------
      Total operating expenses .......           862,291            775,872          2,549,406          2,410,916
                                             -----------        -----------        -----------        -----------
      Loss from operations ...........          (248,446)          (492,501)          (799,572)        (1,905,943)
                                             -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE):
  Interest income ....................           147,044            102,656            353,287            280,819
  Interest expense ...................           (75,624)           (29,651)          (284,825)          (137,366)
  Other ..............................               260               --                 (812)               256
                                             -----------        -----------        -----------        -----------
      Total other income .............            71,680             73,005             67,650            143,709
                                             -----------        -----------        -----------        -----------
      Loss before income taxes .......          (176,766)          (419,496)          (731,922)        (1,762,234)

Income tax expense ...................              --                 --                1,256              1,256
                                             -----------        -----------        -----------        -----------
      Net loss .......................       $  (176,766)       $  (419,496)       $  (733,178)       $(1,763,490)
                                             ===========        ===========        ===========        ===========
Net loss per common share ............       $     (0.03)       $     (0.07)       $     (0.16)       $     (0.33)
                                             ===========        ===========        ===========        ===========
Weighted average number
 of common shares outstanding ........         5,171,338          5,774,010          4,568,725          5,402,808
                                             ===========        ===========        ===========        ===========




                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                          1996                1997
                                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................       $   (773,178)       $ (1,763,490)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization .............................................          1,150,472           1,563,099
     Amortization of deferred compensation .....................................             14,625                --
     Loss from sale of asset ...................................................              1,788                --
     Changes in operating assets and liabilities ...............................            966,505          (1,283,986)
                                                                                       ------------        ------------
         Net cash provided by (used in)
             operating activities ..............................................          1,400,212          (1,484,377)
                                                                                       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net.....................................         (3,220,150)         (3,311,329)
   Increase in other assets ....................................................           (163,721)               (100)
                                                                                        ------------       ------------
         Net cash used in investing activities .................................         (3,383,871)         (3,311,429)
                                                                                        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of bank notes payable ..............................................           (845,788)               --
   Payments of capital lease obligations .......................................           (604,337)           (528,670)
   Exercise of stock options
      and issuance of warrants .................................................             55,810             176,398
   Proceeds from warrant redemption,
      net of redemption costs ..................................................               --            10,102,193
   Proceeds from sale of common stock,
      net of issuance costs ....................................................         10,320,993                --
                                                                                       ------------        ------------
         Net cash provided by financing activities .............................          8,926,678           9,749,921
                                                                                       ------------        ------------
         Net increase in cash and cash equivalents .............................          6,943,019           4,954,115

Cash and cash equivalents, beginning of period .................................          2,279,852           9,201,016
                                                                                       ------------        ------------

Cash and cash equivalents, end of period .......................................       $  9,222,871        $ 14,155,131
                                                                                       ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ....................................       $    248,577        $    160,903
                                                                                       ============        ============

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

(3) INVENTORIES

         Inventories consist of the following:

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  1996            1997
                                                                              ------------     ---------
                    Raw materials..................................           $    284,670     $ 322,173
                    Work in process................................                105,401        65,176
                    Finished goods.................................                342,904       587,060
                                                                              ------------     ---------
                                                                              $    732,975     $ 974,409
                                                                              ============     =========

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

         Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the nine months ended September 30, 1997 and for the fiscal year ended December 31, 1996, commercial product sales (measured in dollar volume) represented 82% and 90%, respectively, of total product sales compared with 24% of total product sales for the fiscal year ended December 31, 1992. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. In the second quarter of 1997, however, the Company announced that two of its customers had indicated their intentions to adopt SIMOX-SOI technology in commercial products.

         During 1996 the Company recognized revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This is the first implanter the Company has sold and has no commitments for additional implanter equipment sales. The sale of the implanter accounted for 40% of total revenue in 1996. Quarterly wafer sales have remained relatively consistent in the range of $1.1 to $1.3 million per quarter during 1996 and through the first quarter of 1997. In the second quarter of 1997 wafer sales were approximately 43% of this range due to lower wafer demand from one of the Company's customers in particular, reduced production capacity as a result of repair and maintenance of the first Ibis 1000, and use of the second Ibis 1000 for SIMOX-SOI development. During the quarter ended September 30, 1997 wafer sales returned to a more typical level of approximately $1.1 million.

         The Company has two Ibis 1000 implanters on-line, one of which is primarily dedicated to serve Motorola Corporation's production requirements. Two additional Ibis 1000 implanters are currently in construction, one anticipated to be placed in production in the fourth quarter of 1997, the other in the beginning of 1998 or at such time as additional capacity is needed to meet demand. During the quarter ended June 30, 1997, the Company phased out production of SIMOX-SOI wafers on the NV-200 implanters, consequently all SIMOX-SOI wafers are being produced on Ibis 1000 implantation equipment. As the Company expands its production capacity in anticipation of increased demand, it is expected that gross margins on product sales will initially be adversely affected until the implanters are operating at or near full capacity. There can be no assurance that the Company will succeed in attracting a sufficient number of customers and/or SIMOX-SOI wafer orders to offset such production costs or that the Company will prevail over its competition.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1996

         PRODUCT SALES. Product sales decreased $135,681, or 11%, to $1,074,295 for the third quarter ended September 30, 1997 from $1,209,976 for the third quarter ended September 30, 1996. The decrease in product sales is attributable to a decrease in wafer sales to a customer, a major semiconductor manufacturer, as it has moved from the material evaluation stage of the SIMOX-SOI wafers to the full circuit design and test phase; sales to this customer accounted for 37% of total product sales during the third quarter of 1996 but only 5% of total product sales during the third quarter of 1997. It is a normal part of the SIMOX-SOI sales cycle for a customer to use fewer SIMOX-SOI wafers during full circuit testing and additionally, in their case, the reduced wafer requirements are being supplied by the Ibis 1000 implanter the customer owns. The decrease of 32% in total product sales to this customer was partially offset by a 21% increase in total product sales to past as well as new customers.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the third quarter ended September 30, 1997 to $1,089,071 from $43,754 for the third quarter ended September 30, 1996, a twenty-four-fold increase of $1,045,317. The increase in contract and other revenue is attributable to revenues derived from a contract for consulting services related to implementation of the magnetic scanning technology previously licensed to this customer, as well as a fifteen-fold increase in government contract revenue over the same period in 1996. License revenues generated in the third quarter ended September 30, 1997 were $62,500 or 6% of contract and other revenue compared to $19,475 or 45% of contract and other revenue during the third quarter ended September 30, 1996, an increase of $43,025 or 221%. During 1997, the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 6% of contract and other revenue for the third quarter ended September 30, 1997.

         EQUIPMENT REVENUE. There were no equipment sales during the third quarter ended September 30, 1997 and no commitments for additional sales currently exist. Equipment revenue of $1,600,000 for the third quarter ended September 30, 1996 represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer. This implanter was shipped to the customer in the fourth quarter of 1996.

         TOTAL SALES AND REVENUE. Total sales and revenue for the third quarter ended September 30, 1997 was $2,163,366, a decrease of $690,364 or 24% from total revenue of $2,853,730 for the third quarter ended September 30, 1996. This decrease resulted from the lack of equipment revenue and the decrease in product sales and was partially offset by increased contract and other revenue.

         TOTAL COST OF REVENUE. Cost of product sales for the third quarter ended September 30, 1997 was $1,138,879, as compared to $984,524 for the third quarter ended September 30, 1996, an increase of $154,355 or 16%. Cost of contract revenue for the third quarter ended September 30, 1997 was $741,116, as compared to $55,361 for the third quarter ended September 30, 1996, an increase of $685,755, a twelve-fold increase. Cost of equipment revenue for the third quarter ended September 30, 1996 was $1,200,000. The gross margin for all sales was 13% for the third quarter ended September 30, 1997 as compared to 22% for the third quarter ended September 30, 1996. The decrease in gross margin is primarily attributable to the fundamental fixed cost nature of

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


product sales costs which did not have a reduction commensurate with the decrease in product sales. In addition, the cost of sales for contract and other revenue increased as a result of changes in the make-up of contract and other revenue. Cost of sales for contract and other revenue consists of labor and materials expended in performing consulting tasks during the third quarter of 1997 and cost of spare parts as compared to negligible costs associated with licensing revenue generation during the third quarter ended September 30, 1996. Also contributing to the overall gross margin decrease is the lack of gross profit on equipment revenue in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter ended September 30, 1997 were $315,044 (15% of total revenue) as compared to $369,855 (13% of total revenue) for the third quarter ended September 30, 1996, a decrease of $54,811 or 15%. The decrease is due to decreases in professional fees, training and seminars expense and the absence of loan origination fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the third quarter ended September 30, 1997 were $114,173 (5% of total revenue) as compared to $131,339 (5% of total revenue) for the third quarter ended September 30, 1996, a decrease of $17,166 or 13%. The decrease in marketing and selling expenses is primarily the result of a decrease in payroll and related expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $14,442, or 4%, to $346,655 (16% of total revenue) for the third quarter ended September 30, 1997, as compared to $361,097 (13% of total revenue) for the third quarter ended September 30, 1996. The decrease is primarily due to the Company's increase in billable labor on various contracts resulting in these charges being classified as costs of revenues, offset by an increase in professional fees.

         LOSS FROM OPERATIONS. The loss from operations for the third quarter ended September 30, 1997 was $492,501 as compared to a loss of $248,446 for the third quarter ended September 30, 1997, an increase of $244,055 or 98%. The increase in the loss from operations is the result of lack of equipment revenue.

         OTHER INCOME (EXPENSE). Total other income for the third quarter ended September 30, 1997 was $73,005 as compared to total other income of $71,680 for the third quarter ended September 30, 1996, a difference of $1,325 or 2%. This difference is a result of reduced interest income earned on the remaining proceeds from the April 1996 public offering, which was offset by decreased interest expense resulting from the repayment of bank term debt.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $419,496 for the third quarter ended September 30, 1997, as compared to $176,766 for the third quarter ended September 30, 1996. The increase of $242,730 or 137% is due to the lack of equipment revenue.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         PRODUCT SALES. Product sales decreased $899,540, or 25%, to $2,700,823 for the nine months ended September 30, 1997 from $3,600,363 for the nine months ended September 30, 1996. The decrease in product sales is attributable to several factors, one of which was the negligible wafer sales during the first three quarters of 1997 to a customer, a major semiconductor manufacturer, as it has moved from the material evaluation stage of the SIMOX-SOI wafers to the full circuit design and test phase; sales to this customer accounted for 34% of total product sales for the nine months ended September 30, 1996. It is a normal part of the SIMOX-SOI sales cycle for a customer to use fewer SIMOX-SOI wafers during full circuit testing and additionally, in their case, the reduced wafer requirements are being supplied by the Ibis 1000 the customer owns. In addition, contributing to the decrease in product sales were wafer production related issues arising during the second quarter of 1997. The first event was a component failure on the first Ibis 1000 implanter which resulted in a ten week production loss. The other matter was the dedication of the second Ibis 1000 to process development for a specific customer, a decision which resulted in a six week loss of production. These production issues were resolved during the third quarter of 1997.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the nine months ended September 30, 1997 to $2,512,977 from $568,148 for the nine months ended September 30, 1996, a three-fold increase of $1,944,829. This increase is attributable to revenues derived from a contract for consulting services related to implementation of the magnetic scanning technology previously licensed to this customer, as well as a nine-fold increase in government contract revenue. License revenues generated in the nine months ended September 30, 1997 were $62,500 or 2% of contract and other revenue compared to license revenue of $477,249 or 84% of contract and other revenue during the nine months ended September 30, 1996, a decrease of $414,749 or 87%. During 1997 the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 18% of contract and other revenue for the nine months ended September 30, 1997.

         EQUIPMENT REVENUE. There were no equipment sales during the nine months ended September 30, 1997 and no commitments for additional sales currently exist. Equipment revenue of $2,840,000 for the nine months ended September 30, 1996 represents revenue recognized using the percentage-of-completion method in connection with the sale of an Ibis 1000 implanter to a major semiconductor manufacturer. This implanter was shipped to the customer in the fourth quarter of 1996.

         TOTAL SALES AND REVENUE. Total sales and revenue for the nine months ended September 30, 1997 was $5,213,800, a decrease of $1,794,711 or 26% from total revenue of $7,008,511 for the nine months ended September 30, 1996. This decrease resulted from the lack of equipment revenue and the decrease in product sales and was partially offset by increased contract and other revenue.

         TOTAL COST OF REVENUE. Cost of product sales for the nine months ended September 30, 1997 was $3,116,844, as compared to $3,016,055 for the nine months ended September 30, 1996, an increase of $100,789 or 3%. Cost of contract revenue for the nine months ended September 30, 1997 was $1,591,983, as compared to $112,622 for the nine months ended September 30, 1996, an increase of $1,479,361, or a thirteen-fold increase. Cost of equipment revenue for the nine months ended September 30, 1996 was $2,130,000. The gross margin for all sales was 10% for the nine months September 30, 1997 as compared to 25% for the nine months ended

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


September 30, 1996. The decrease in gross margin is primarily attributable to the fundamental fixed cost nature of product sales costs which did not have a reduction commensurate with the significant decrease in product sales and additional capacity costs in 1997. In addition, the cost of sales for contract and other revenue increased as a result of changes in the make-up of contract and other revenue. Cost of sales for contract and other revenue consists of labor and materials expended in performing consulting tasks during the first nine months of 1997 and cost of spare parts as compared to negligible costs associated with license revenue generation during the nine months ended September 30, 1996. Another contributing factor to the overall gross margin decrease is the lack of gross profit on equipment revenue in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1997 were $1,040,705 (20% of total revenue) as compared to $1,092,276 (16% of total revenue) for the nine months ended September 30, 1996, a decrease of $51,571 or 5%.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the nine months ended September 30, 1997 were $359,430 (7% of total revenue) as compared to $389,592 (6% of total revenue) for the nine months ended September 30, 1996, a decrease of $30,162 or 8%. The decrease is primarily attributable to reduced payroll and related expenses offset by advertising and public relations expenses commencing in 1997.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $56,757, or 5%, to $1,010,781 (19% of total revenue) for the nine months ended September 30, 1997, as compared to $1,067,538 (15% of total revenue) for the nine months ended September 30, 1996. The decrease is due to the Company's increase in billable labor on various contracts resulting in these charges being classified as costs of revenues, offset by increases in professional fees and test wafer expenses for process development.

         LOSS FROM OPERATIONS. The loss from operations for the nine months ended September 30, 1997 was $1,905,943 as compared to a loss of $799,572 for the nine months ended September 30, 1996, an increase of $1,106,371 or 138%. The increase in loss from operations is the result of lack of equipment revenue, diminished product sales and reduced available production capacity in the second quarter of 1997.

         OTHER INCOME (EXPENSE). Total other income for the nine months ended September 30, 1997 was $143,709 as compared to total other income of $67,650 for the nine months ended September 30, 1996. The increase in total other income is due to interest income earned on the remaining proceeds from the April 1996 public offering offset by decreased interest expense resulting from the repayment of bank term debt.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $1,762,234 for the nine months ended September 30, 1997, as compared to $731,922 for the nine months ended September 30, 1996, an increase of $1,030,312 or 141%. The increase in loss before income taxes is the result of lack of equipment revenue, diminished product sales and reduced available production capacity in the second quarter of 1997.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         As of September 30, 1997, the Company had cash and cash equivalents of $14,155,131. During the nine months ended September 30, 1997, the Company utilized $1,484,377 in cash from operating activities as compared to cash generated by operations in the amount of $1,400,212 for the same period in 1996. The decline of $2,884,589 in cash provided from operating activities resulted primarily from increased loss, receivables, inventory and by a reduction in liabilities. The increase in net cash used in investing activities is attributed to cash outlays for the two Ibis 1000 implanters in construction and expenditures for capital additions relating to production capacity expansion. As of September 30, 1997, construction in progress represented $4,434,365, or 25%, of total property and equipment of $17,703,992. Depreciation and amortization expense for the nine months ended September 30, 1997 and 1996 was $1,563,099 and $1,150,472, respectively. This accounted for 30% and 16% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. The principal uses of cash during the nine months ended September 30, 1997 were to fund the Company's operations, construction of Ibis 1000 implanters and other additions to property and equipment which totaled approximately $3.3 million. At September 30, 1997, the Company had commitments to purchase approximately $41,000 in material or subassemblies to be used to manufacture the two additional Ibis 1000 implanters.

         On July 24, 1997, the Company notified the holders of its 1,380,000 publicly traded Redeemable Common Stock Purchase Warrants (the "Public Warrants") and its 120,000 privately held Underwriter Redeemable Common Stock Purchase Warrants (the "Underwriter Warrants") that it would redeem these Warrants on August 26, 1997 at the redemption price of $.20 per Warrant. Prior to August 26, 1997, the holder of a Public Warrant had the right to exercise such Warrant to acquire 1.044 shares of the Company's Common Stock at a price of $8.05 per share and the holder of an Underwriter Warrant had the right to exercise such Warrant to acquire 1.09 shares of Common Stock at a price of $9.26 per share. The Company received net proceeds of approximately $10.1 million through the exercise of its Public Warrants. The holders of approximately 92% of these Warrants elected to exercise the Warrants rather than have them redeemed. Approximately 1,327,000 shares of Common Stock were issued upon exercise of the Public Warrants. None of the Underwriter Warrants were exercised.

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity, its research and development programs and operations. The Company's existing cash resources together with funds generated from operations, are believed to be sufficient to support the Company's operations on their anticipated scale for three years. The anticipated scale of operations includes the two additional Ibis 1000 implanters (in addition to its two Ibis 1000 implanters currently on-line), the purchase of support equipment and expansion of the Company's facilities. Of the two new implanters in construction, one is expected to be transferred to production in the fourth quarter of 1997, the other in the first quarter of 1998 or at such time as additional capacity is needed to meet demand. The Company has phased out production of SIMOX-SOI wafers from its NV-200 implanters, consequently all SIMOX-SOI wafers are being produced on the Ibis 1000 implantation equipment.

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

CHANGE IN MANAGEMENT

         Effective December 1, 1997, Martin J. Reid will become President and Chief Executive Officer and a member of the Company's Board of Directors. Mr. Reid will succeed Dr. Geoffrey Ryding as President and Chief Executive Officer. Dr. Ryding will remain a member of the Board of Directors.

NEW ACCOUNTING PRONOUNCEMENTS

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS, 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the consolidated financial statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities

         Redeemable Common Stock Purchase Warrants - The holders of 1,380,000 publicly traded Redeemable Common Stock Purchase Warrants had been entitled to purchase 1.044 shares of Common Stock per Warrant at a price of $8.05 per share through May 20, 1999. This right expired August 25, 1997 pursuant to notice provided July 24, 1997 that the Company would redeem all of its outstanding Redeemable Common Stock Purchase Warrants on August 26, 1997 at a redemption price of $.20 per Warrant. 1,270,795 of these Warrants were exercised for an aggregate of 1,326,705 shares of Common Stock.

         Underwriter Redeemable Common Stock Purchase Warrants - The holders of 120,000 privately held Underwriter Redeemable Common Stock Purchase Warrants had been entitled to purchase 1.09 shares of Common Stock per Warrant at a price of $9.26 per share through May 20, 1999. This right expired August 25, 1997 pursuant to notice provided July 24, 1997 that the Company would redeem all of its outstanding Underwriter Redeemable Common Stock Purchase Warrants on August 26, 1997 at a redemption price of $.20 per Warrant. None of these Warrants were exercised.

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

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company filed with the Securities and Exchange Commission (the "Commission") on July 24, 1997 a Current Report on Form 8-K for the July 24, 1997 event reporting the public dissemination of a press release announcing that it had provided notice that it would redeem in whole the Company's publicly traded Redeemable Common Stock Purchase Warrants (Nasdaq: IBISW) on August 26, 1997 at the redemption price of $0.20 per Warrant, unless such Warrants are exercised by 5:00 p.m. New York time on August 25, 1997.

                  The Company filed with the Commission on August 6, 1997 a Current Report on Form 8-K for the July 30, 1997 event reporting the public dissemination of a press release announcing its financial results for the second quarter and six months ended June 30, 1997.

                  The Company filed with the Commission on August 19, 1997 a Current Report on Form 8-K for the August 15, 1997 event reporting the public dissemination of a press release announcing the appointment of Robert L. Gable to its Board of Directors.

                  The Company filed with the Commission on September 4, 1997 a Current Report on Form 8-K for the September 2, 1997 event reporting the public dissemination of a press release announcing it had received net proceeds of approximately $10.2 million through the exercise of its publicly traded Redeemable Common Stock Purchase Warrants.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Ibis Technology Corporation



Date:  November 13, 1997            By: /s/ Nancy J. Neill
                                        ---------------------------------------
                                        Nancy J. Neill
                                        Controller and Assistant Treasurer


Date:  November 13, 1997            By: /s/ Timothy J. Burns
                                        --------------------------------------
                                        Timothy J. Burns
                                        Chief Financial Officer, Operations
                                        Manager, Treasurer and Clerk
                                       (principal financial and accounting
                                        officer)

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX


EXHIBIT NO.                           DESCRIPTION                                                   PAGE
-----------                           -----------                                                   ----
11                         Statement regarding computation of per share loss                         19

27                         Financial Data Schedule                                                   20