Form 10-K405
period 1997-12-31
IBIS TECHNOLOGY CORP
filed 1998-03-30
CIK 855182

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ________________ to ________________


                         Commission file number: 0-23150

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

       Registrant's telephone number, including area code: (978) 777-4247

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 11, 1998, was $72,108,184, based on the last sale price as reported by the Nasdaq National Market System.

     As of March 11, 1998, the registrant had 6,704,674 shares of common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

         Ibis Technology Corporation ("Ibis" or the "Company") is an advanced materials company and the leading supplier of SIMOX (Separation by IMplantation of OXygen) wafers to the semiconductor industry. SIMOX wafers are state-of-the-art silicon-on-insulator ("SOI") wafers which enable the production of integrated circuits with significant advantages over circuits constructed on conventional bulk silicon or epitaxial wafers. These advantages include substantially reduced power consumption, more efficient low-voltage operation, significantly improved speed, and reduced integrated circuit manufacturing costs. These characteristics make SIMOX-SOI wafers well-suited for many commercial applications, including cellular phones, wireless communications devices, portable and desktop computers, automotive electronics, microwave systems, telecom access networks and optical sensors. SIMOX-SOI wafers are created by implanting oxygen atoms below the surface of a silicon wafer in sufficient quantity to transform a layer of the silicon to silicon dioxide, while maintaining a thin layer of circuit quality single crystal silicon at the surface.

         The Company began its operations in 1988, producing four, five and six inch SIMOX-SOI wafers, mainly for military applications, on an NV-200 implanter manufactured by Eaton Corporation ("Eaton"). Since 1989, the Company has spent in excess of $10 million for the development of its proprietary oxygen implanter (the Ibis 1000) and advanced proprietary processing technologies which enable the production of SIMOX-SOI wafers capable of meeting the requirements of high volume commercial applications, including the production of eight inch wafers. The Ibis 1000 prototype, with proprietary beam scanning technology, became operational in 1993, permitting the Company to begin producing wafers of this size. The first fully-automated production version of the Ibis 1000 implanter was completed in May 1995, enabling volume production of high-quality SIMOX-SOI wafers. Since then the Company has constructed two additional implanters, one of which was sold to one of the Company's largest customers. Two additional implanters are currently under construction; one is anticipated to be completed during the first quarter of 1998, the other during the second half of 1998. The Company believes that its demonstrated ability to supply high quality, competitively priced wafers and its increased wafer production capacity, together with substantial progress in customers' development programs, are accelerating the acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications. During 1997, two customers, Mitsubishi Electric Corporation and Bookham Technology, Ltd., announced the commercial adoption of SIMOX-SOI technology utilizing Ibis-produced SIMOX-SOI wafers in their products.

         In the first quarter of 1998, the Company entered into negotiations with two current customers of the Company for the sale of an aggregate of three Ibis 1000 implanters.

         In recent years, the Company has focused on integrating SIMOX-SOI wafers into commercial applications, which have substantially higher volume potential than military applications, the Company's initial target market. Unit sales of SIMOX-SOI wafers for commercial applications have expanded from approximately 48% of the Company's total wafers sold in 1993 to approximately 83% of its wafers sold in 1997.

         Ibis has sold SIMOX-SOI wafers to most of the world's leading commercial semiconductor manufacturers, including Advanced Micro Devices, Fujitsu, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola, National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, and Toshiba. These commercial shipments have been used principally for evaluation purposes in products, including ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. For any potential customer who is ultimately committed to designing and building integrated circuits on SIMOX-SOI wafers, the time required for a customer to make a definitive buying decision and for

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


Ibis to "make the sale" - from initial contact to full-scale chip fabrication - will be lengthy and proceed along definable, targeted stages. The sales cycle typically goes from intensive evaluation of Ibis' SIMOX-SOI material in the customer's process laboratory to full circuit evaluations in the chip-design lab which, the Company hopes, will lead to full scale chip production in the fab. This is a normal sales cycle in the semiconductor industry for any technologically advanced material such as Ibis' SIMOX-SOI. In addition, the Company supplies SIMOX-SOI wafers to military-oriented semiconductor manufacturers such as Allied-Signal Aerospace and Honeywell for use in production applications.

         The Company believes that strategic alliances will play an important role in developing a worldwide commercial market for SIMOX-SOI wafers. In September 1995, the Company and Motorola entered into an agreement for Motorola to provide funding to the Company to substantially expand the Company's current SIMOX-SOI wafer production capacity to meet requirements of Motorola for its commercial programs. The implanter that was constructed with this funding became operational in September 1996 and shipments to Motorola under the terms of this Agreement commenced shortly thereafter. The two companies continue to work closely to advance the processing and testing of SIMOX-SOI material in conjunction with Motorola's rigorous quality standards. The Company also has a strategic alliance agreement with Mitsubishi Materials, under which Mitsubishi markets and sells in Japan SIMOX-SOI wafers manufactured by Ibis. The Company and Mitsubishi are collaborating on joint research and development focused on commercial deployment of SIMOX-SOI technology with the ultimate objective of establishing SIMOX-SOI manufacturing capability in Japan to service this marketplace.

         In May 1996, the Company entered into an agreement with one of the world's leading semiconductor manufacturers for the sale of an Ibis 1000 implanter, which was delivered to the purchaser in November 1996. Under the terms of this agreement, there are certain limitations on the purchaser's ability to sell SIMOX-SOI wafers produced on this implanter. The agreement also sets forth terms and conditions in the event that the purchaser desires to buy additional implanters. The revenue, together with related costs, was recognized on a percentage of completion basis determined by the achievement of various milestones.

         The Company's objective is to make its SIMOX-SOI wafers the preferred advanced materials substrate for mainstream commercial applications. The Company's strategy for attaining this objective is to capitalize on the technology embodied in the Ibis 1000 by building additional high current oxygen implanters to increase available capacity, further advancing its process technology, increasing throughput and reducing production costs, and to form strategic marketing, manufacturing and distribution alliances. The Company believes that this strategy will enable it to become the world leader in volume manufacturing of SIMOX-SOI technology and SIMOX-SOI wafers with the quality, cost, and size required for mainstream commercial applications.

         Ibis was incorporated in Massachusetts on October 7, 1987 and commenced operations in January 1988. Ibis' executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923. Its telephone number is (978) 777-4247.

MARKETING, SALES AND CUSTOMERS

         While the silicon wafer market is projected in the Rose Silicon Report to grow at an approximate 16% compounded annual growth rate through 1999, the SIMOX-SOI market is projected to expand at a 43% compounded annual growth rate during the same period. The Company believes that these growth rates are consistent with its capacity expansion and product development roadmap.

         The Company intends to take advantage of this projected growth by continuing to conduct a direct selling effort focused on the top 20 U.S. semiconductor manufacturers, most of which are customers of the Company. Ibis' sales personnel together with Ibis' senior management and engineering and scientific personnel interact with the research and development, manufacturing, purchasing and marketing departments of

------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


customers in assisting in the evaluation, prototyping and production of circuits fabricated on its SIMOX-SOI wafers.

         An important element of Ibis' selling strategy is its substantial commitment to technical support for its customer base. Ibis offers detailed technical assistance in the areas of device physics, material science, circuit design, and semiconductor manufacturing, to facilitate customers' integration of SIMOX-SOI technology into their product lines. Another important element of the Company's sales and marketing strategy is to develop and maintain a reputation for technical excellence. To this end, the Company frequently presents papers at technical conferences and collaborates closely with the research and development labs of selected customers, industry consortium and government laboratories on advanced research projects. The Company believes that its ability to make this technical expertise available to customers will accelerate the incorporation of SIMOX-SOI technology into mainstream commercial applications.

         Overseas, the Company relies on its direct sales force, together with the use of manufacturer's representatives, to market its products. The Company has a strategic alliance with Mitsubishi Materials, under which Mitsubishi markets and sells in Japan SIMOX-SOI wafers manufactured by Ibis. The two companies are also collaborating on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications with the ultimate objective of establishing SIMOX-SOI manufacturing capability in Japan to service this marketplace. See "Business -- Strategic Alliances." The Company has also targeted Korea, where it has a marketing arrangement, and Europe, where it sells directly, as areas of focus for its products.

         During the fiscal years ended 1995, 1996 and 1997 revenues from Honeywell, IBM, Motorola, and Texas Instruments accounted for, in the aggregate, approximately $2,554,000, $6,420,000 and $1,681,000 or approximately 55%, 68%
and 25% of the Company's revenues, respectively.

         Customers of the Company that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 1995, 1996, and 1997, approximately 18%, 10% and 10% respectively, of the Company's product sales were generated by product sales to such customers.

         Sales to overseas customers in 1995 and 1996 were less than 10% of total revenue in those periods. Sales to overseas customers in 1997 were 13% of total revenue.

STRATEGIC ALLIANCES

         The Company has entered into a number of strategic relationships which the Company believes enables it to better address its target market, to advance its technology more effectively, and to match its technical developments and production expansion to the needs of its key customers.

         In September 1995, the Company and Motorola entered into a strategic business development agreement whereby Motorola advanced to Ibis the required funding to build an Ibis 1000 implanter. The SIMOX-SOI wafer manufacturing capacity of this implanter will be primarily dedicated to serving Motorola's production requirements until at least December 31, 2000, with cash price concessions to Motorola reflecting the amortization of the funding. Ibis has agreed to grant to Motorola a security interest in the implanter to secure Ibis' obligations to Motorola. The implanter which was fully funded by Motorola became operational in September 1996, and Ibis is currently shipping wafers to Motorola under the terms of this agreement. In connection with this agreement, the two companies continue to work closely to advance Ibis' processing and testing technology in conjunction with Motorola's rigorous quality standards.

         In July 1994, the Company entered into a business development agreement with Mitsubishi Materials

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


under which Mitsubishi markets and sells in Japan SIMOX-SOI wafers manufactured by Ibis. The two companies are also collaborating on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications with the ultimate objective of establishing SIMOX-SOI manufacturing capability in Japan to service the marketplace. The agreement contemplates that, depending upon the success of their marketing and research and development arrangements, the parties will enter into future business relationships for the manufacture and sale of SIMOX-SOI wafers. The initial term of this agreement expired in July 1997 and was renewed for a one year period. It can be terminated by either company after the initial term with 120 days written notice.

         From 1994 to 1997, Ibis participated in the Low Power Electronics Program, sponsored by the Advanced Research Project Agency (ARPA), by performing research and development and providing SIMOX-SOI wafers for evaluation by other participants in the program. See "Business -- Research and Development." The program's mission was to accelerate the development of all aspects of the next generation of low power electronics. Ibis is also a participant in a program sponsored by Sematech, a consortium of ten of the largest semiconductor manufacturers in the United States, to facilitate high-volume production of SIMOX-SOI wafers. These two complementary programs have provided Ibis with funding, technology transfer, and visibility and interaction with semiconductor manufacturers.

RESEARCH AND DEVELOPMENT

         The Company has active research and development programs in both equipment and process technology. Ibis' equipment engineers continually seek to refine and enhance the capabilities of the Ibis 1000. Current development projects are aimed at increasing the throughput capacity of the machine, thereby lowering the per wafer production cost, improving beam line optics, increasing beam current and the level of systems automation and 300 mm wafer size capability. The Company's process engineers are refining techniques to produce SIMOX-SOI wafers of higher quality, developing new processes to produce SIMOX-SOI wafers with thinner buried oxide layers at lower cost and at the same time responding to specific customer requirements -- all steps aimed at enhancing the range of potential commercial applications for Ibis' SIMOX-SOI wafers. As a result of these research and development efforts, in October 1996, the Company announced a new SIMOX-SOI product, ADVANTOX(TM), which has received positive responses from the customers that have tested these wafers. This product has a thinner buried oxide layer and consequently the ability to significantly increase the output of the Ibis 1000 implanter compared to the standard SIMOX-SOI wafer product. During the fiscal years ended 1995, 1996 and 1997, the Company's internally funded research and development expenses were approximately $1,582,000, $1,477,000 and $1,435,000 or 34%, 16% and 22% of the
Company's revenues, respectively.

         Government sponsored research and development activities also comprise a part of the Company's research and development effort. SIMOX-SOI technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant defense and space-based systems. As a result of this government sponsored research and development, radiation-tolerant integrated circuits on Ibis-produced SIMOX-SOI wafers are now in production for military applications at Honeywell and Allied-Signal Aerospace. During the fiscal years ended 1995, 1996 and 1997, revenues from government sponsored research and development contracts were approximately $764,000, $396,000 and $1,235,000 or 16%, 4% and 19% of the Company's revenues, respectively. Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

         The major focus of government-sponsored research and development has been on improving SIMOX-SOI manufacturing and characterization methods and processes to ensure that high quality SIMOX-SOI wafers are available for commercial and military applications. The SBIR program, which is the largest source of direct government support to the Company, has funded development of advanced methods of SIMOX-SOI processing, resulting in improved fabrication and characterization of SIMOX-SOI materials. The Company has

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION

received SBIR contracts from ARPA, the Ballistic Missile Defense Organization, the Defense Special Weapons Agency, U.S. Army, the U.S. Air Force, the Department of Energy, National Science Foundation, National Aeronautical and Space Administration and the Strategic Defense Initiative Organization. Similarly, the Company expects its cooperative research efforts with entities including the Naval Research Laboratory, the Microelectronics Research Laboratory, the National Institute of Standards, the Massachusetts Institute of Technology, University of Florida, University of Arizona and Arizona State University to yield benefits to the Company's ongoing commercialization activities.

         From 1994 to 1997, Ibis participated in the Low Power Electronics Program, sponsored by ARPA. The program's mission was to accelerate the development of all aspects of the next-generation of low power electronics, including materials, technologies, and applications. The materials effort is largely focused on development of processes which address high volume, low cost SIMOX-SOI manufacturing requirements of the mainstream commercial integrated circuits industry. Extensive experimental work focused on the optimization of thinner buried oxide processes to address these requirements. This development work is consistent with the Company's internal research and development efforts. The ARPA program provided a large practical database for the development of thin buried oxide SIMOX-SOI and established a baseline recipe for low cost, high integrity thin buried oxide SIMOX-SOI product. In addition, the ARPA program served to promote the deployment of SIMOX-SOI technology in commercial low power electronics applications. In July 1995, Ibis agreed to develop SIMOX-SOI wafers for the ARPA program as a subcontractor to a major semiconductor manufacturer. In 1995, 1996 and 1997, the Company sold approximately $590,000, $568,000 and $60,000, respectively, of SIMOX-SOI wafers under this program. The program was completed in February 1997.

         Contracts with government agencies require compliance with applicable government regulations and are generally subject to competitive bidding, extensive regulation and cancellation at the government's sole discretion. Pursuant to the terms of such government contracts, the Company will be required to grant to the U.S. government a royalty-free nonexclusive worldwide license to any inventions claimed by the Company which were funded by the U.S. government. Government contracts are subject to termination at the election of the relevant agency. Additionally, these agreements are subject to negotiated overhead rates and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to the Company.

COMPETITION

         Ibis faces three general sources of competition: direct SIMOX-SOI competition, competing SOI technologies, and competing non-SOI technologies.

         Among direct SIMOX-SOI competitors, Ibis is presently the only U.S. manufacturer of SIMOX-SOI wafers. The first generation oxygen implanter, the NV-200, was produced in limited quantities by Eaton Corporation and just six are in operation worldwide. The Company believes that Eaton has no plans to manufacture additional NV-200's. Of these six implanters, Ibis owns two which were removed from production in 1997. All SIMOX-SOI wafers are currently manufactured by Ibis on its proprietary second generation oxygen implanter, the Ibis 1000. The Company believes that the remaining four NV-200's are owned by Nippon Telephone and Telegraph ("NTT"), the Fraunhofer Institute, Nippon Steel, and SOITEC, and only Nippon Steel and SOITEC use these machines for commercial production, as opposed to research. To date, SOITEC, a French-based company that spun off from LETI, a French government research lab, has been the primary source of competition for Ibis. In 1995, Hitachi began marketing its oxygen implanter and, the Company believes, has sold two to date, to Komatsu and Nippon Steel. Both Komatsu, in partnership with NTT and Nippon Steel, are marketing SIMOX-SOI material. The Company believes that, at this stage of the market's development, the availability of alternate sources of SIMOX-SOI wafers will help address customer concerns about the lack of available alternate sources of supply.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



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

         Thin-film bonded wafers are constructed by bonding two wafers and then thinning one of the two layers. In this approach, two bulk silicon wafers, each with a thermally-grown oxide layer, are first bonded together to form a silicon/silicon dioxide/silicon wafer. Several alternatives are currently being explored across the industry to perform the subsequent thinning process -- including mechanical polishing, chemical etching (e.g. the BESOI process), plasma assisted chemical etching (e.g., the PACE process used by IPEC to create AcuThin(TM) wafers), bond and selective etching of porous silicon (e.g., Canon Eltran(R) process) or an implant-enhanced slicing of the wafer (e.g., the
(R)Smartcut process of SOITEC, used to produce (R)Unibond wafers). If this approach becomes commercially successful, this process could reduce the competitive cost disadvantage of the bonded wafer method. While the bonded wafer approach has the advantages that the buried oxide can be made very thick and that the top silicon layer is generally of very high quality, the Company believes it suffers from two limitations. To date, achieving uniformity in the top silicon layer comparable to that of SIMOX-SOI has proven difficult. Also, the requirement to use two silicon wafers and perform complex processing has, to date, resulted in a relatively high cost structure for bonded wafers. As wafer diameters increase, the Company believes that dealing with these limitations may become increasingly difficult.

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

BACKLOG

         The Company's backlog consists of written orders for SIMOX-SOI wafers to be delivered during 1998 and research and development (R&D) contracts to be performed during 1998 and 1999. As of February 28, 1998, the backlog was $1,542,000 in wafer orders and approximately $1,233,000 in R&D contracts. This is compared with a backlog of approximately $910,000 in wafer orders and $800,000 in contracts at February 28, 1997. Approximately 68% of the backlog is for four-inch wafers, 6% is for five and six-inch wafers, and 26% is for eight-inch wafers. As customers of the Company move from development and pilot production into volume production, the Company expects much of the increased demand will be for eight-inch wafers. Approximately 95% of the present product backlog is comprised of orders for commercial applications and approximately 91% is comprised of orders from five customers of the Company. All customer orders are subject to modification or cancellation by the customers.

         Backlog can fluctuate greatly based upon, among other matters, the timing of receipt of orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


PATENTS AND PROPRIETARY RIGHTS

         The Company has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to the Company during the development of the Ibis 1000. The sublicense agreement obligates the Company to pay a royalty of 1% of all revenue derived from the sale and servicing of products incorporating or produced with the sublicensed technology, including oxygen implantation machines and oxygen-implanted wafers, up to a maximum aggregate payment of $160,000. As of February 28, 1998, the Company has paid $138,241 of this royalty.

         The Company's beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, the Company has entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid to the Company a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by the Company from sublicenses are to be shared on a substantially equal basis with the Company's sublicensor of the beam scanning system. As of December 31, 1997, the Company has received approximately $715,000 in net license fees, after deducting amounts paid to the sublicensor.

         One of these non-exclusive license agreements (the "License Agreement") was entered into in June 1996 with Orion Equipment, Inc. ("Orion"). In April 1997, the Company entered into a Consulting Services Agreement (the "Consulting Agreement") with Orion, under which the Company has provided consulting services to Orion in order to assist Orion in its product development using the beam scanning sublicense. The Consulting Agreement provides that while Orion retains ownership of any information, know-how, inventions and discoveries produced by or as a result of the consulting services provided by the Company to Orion, the Company has a perpetual, non-exclusive, royalty fee, worldwide license to utilize such information and discoveries in connection with the commercial production of SIMOX-SOI wafers and machines. In 1997, the Company received from Orion a $62,500 license fee under the License Agreement and approximately $1,749,000 in revenues under the Consulting Agreement (during 1995, 1996 and 1997, revenues under the Consulting Agreement were approximately 0%, 2% and 26%, respectively, of the Company's total revenues). Revenues under the Consulting Agreement have decreased substantially since the beginning of 1998 and the Company expects that all work under the Consulting Agreement will cease by the end of the second quarter of 1998.

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

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


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

         Pursuant to the terms of its government contracts, the Company will be required to grant to the U.S. government a royalty-free non-exclusive worldwide license to any inventions claimed by the Company which were funded by the U.S. government.

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

         The Company is subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in its operations and exposure of its personnel to occupational hazards. Although the Company believes that it has all permits necessary to conduct its business, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. The Company's future activities may result in it being subject to additional regulation. Such regulations could require the Company to acquire significant equipment or to incur other substantial expenses to comply with regulations. Any failure by the Company to control the use or to restrict adequately the discharge of, hazardous substances or to properly control other occupational hazards could subject it to substantial financial liabilities.

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

         The Company manufactures its SIMOX-SOI wafers using conventional bulk silicon wafers and a variety of chemicals and gases, all of which are available from multiple sources. The Company orders the wafers, chemicals and gases pursuant to blanket purchase orders which generally may be modified or cancelled by the Company upon 60 days' prior notice to the vendor. The Company is currently able to purchase its required supply of bulk silicon wafers from its normal sources. In the periods of increasing demand in the semiconductor industry for silicon wafers, there is no assurance that the Company will be able to purchase an adequate supply of such silicon wafers for manufacture of its products at or near current prices, if at all. Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

         As of February 28, 1998, the Company employed 52 persons on a full-time basis, and three people on a permanent part-time basis. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


BUSINESS OUTLOOK

         This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1995, 1996 and 1997, revenues from four customers averaged in the aggregate 25% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the dependence by the Company on revenues from its consulting arrangement with Orion (during 1995, 1996 and 1997, consulting revenues were approximately 0%, 2% and 26%, respectively, of the Company's revenues, so that the expected loss of Orion as a source of consulting fees by the end of the second quarter of 1998 and the failure of the Company to obtain other sources of consulting revenue could have a material impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

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

         Ibis' current manufacturing equipment includes two Ibis 1000 implanters including one that is primarily dedicated to Motorola's production requirements, as well as advanced annealing and cleaning equipment. Two additional Ibis 1000 implanters are currently under construction. One of the implanters is anticipated to be completed during the first quarter of 1998, the other during the second half of 1998.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against the Company of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 1997.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock and Redeemable Warrants began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock, the Redeemable Warrants or any other securities of the Company. On April 4, 1996, the Company commenced trading on the Nasdaq National Market System. The Company's Common Stock is traded under the symbol "IBIS". The Company's Redeemable Warrants were traded under the symbol "IBISW". These Warrants were redeemed on August 26, 1997 and therefore no longer trade on Nasdaq. Holders of approximately 92.5% of the Warrants elected to exercise the conversion option of the Warrant. As a result, the Company received approximately $10.2 million of net proceeds and issued approximately 1,327,000 shares of Common Stock. The following tables set forth, for 1996 and 1997, the high and low sales prices for the Common Stock and the Redeemable Warrants, as reported by the Nasdaq Small Cap Market and the Nasdaq National Market System.

                                                                  REDEEMABLE
                                                                  ----------
                                          COMMON STOCK             WARRANTS
                                        ----------------        ---------------
                                        HIGH         LOW        HIGH        LOW
                                        ----         ---        ----        ---
   1996:
        First Quarter...............    $9.50       $6.00      $3.50      $1.88
        Second Quarter..............   $11.25       $6.88      $5.50      $2.38
        Third Quarter...............    $9.13       $7.00      $4.00      $2.50
        Fourth Quarter..............    $9.13       $6.75      $3.88      $2.63
   1997:
        First Quarter...............    $8.13       $5.13      $3.00      $1.38
        Second Quarter..............   $11.88       $5.13      $4.50      $1.50
        Third Quarter(1)............   $12.88       $8.50      $4.19      $ .31
        Fourth Quarter..............   $14.63       $7.00         --         --


-----------------


(1)  For the Redeemable Warrants, through August 25, 1997.

STOCKHOLDERS

         As of March 11, 1998, there were approximately 111 stockholders of record of the 6,704,674 outstanding shares of Common Stock and approximately 3,100 beneficial owners of the Common Stock.

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

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 1997, there were no sales of securities that were required to be registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 1997, are derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audited balance sheets at December 31, 1997 and 1996 and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997 and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                            YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                              1993           1994            1995         1996          1997
                                              ----           ----            ----         ----          ----
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales ........................    $ 2,747       $ 2,360       $ 3,822        $4,766       $ 3,389
                                                                                                    4,766
Contract and other revenue ...........      1,331           890           811           887         3,285
Equipment revenue ....................         --            --            --         3,800            --
                                          -------       -------       -------        ------       -------
  Total revenue ......................      4,078         3,250         4,633         9,453         6,674
                                          -------       -------       -------        ------       -------
Cost of product sales ................      2,012         3,255         4,071         4,042         4,827
Cost of contract and other revenue ...        622           399           349           320         2,454
Cost of equipment revenue ............         --            --            --         2,625            --
                                          -------       -------       -------        ------       -------
  Total cost of revenue ..............      2,634         3,654         4,420         6,987         7,281
                                          -------       -------       -------        ------       -------
  Gross profit (loss) ................       1,444          (404)          213         2,466          (607)
                                          -------       -------       -------        ------       -------
Operating expenses:
  General and administrative .........      1,349         1,397         1,299         1,423         1,724
  Marketing and selling ..............        347           362           495           515           466
  Research and development ...........        875         1,237         1,582         1,477         1,435
  Write off of prototype Ibis 1000 ...         --            --           724            --            --
                                          -------       -------       -------        ------       -------
  Total operating expenses ...........      2,571         2,996         4,100         3,415         3,625
                                          -------       -------       -------        ------       -------
  Loss from operations ...............     (1,127)       (3,400)       (3,887)         (949)       (4,232)
                                          -------       -------       -------        ------       -------
Total other income (expense) .........        (31)          (73)         (105)          110           296
Proceeds from life insurance policy...         --         2,000            --            --            --
                                          -------       -------       -------        ------       -------
Loss before income taxes .............     (1,158)       (1,473)       (3,992)         (839)       (3,936)
Income tax expense ...................         (1)           (1)           (1)           (1)           (1)
                                          -------       -------       -------        ------       -------
Net loss .............................    $(1,159)      $(1,474)      $(3,993)       $ (840)      $(3,937)
                                          =======       =======       =======        ======       =======
Net loss per common share(1) .........    $  (.70)      $  (.53)      $ (1.17)       $ (.18)      $  (.69)
                                          =======       =======       =======        ======       =======

Weighted average common shares
  outstanding ........................      1,701         2,819         3,424         4,723         5,710


                                                             YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                            1993          1994          1995          1996          1997
                                          -------       -------       -------        ------       -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit).............    $  (761)      $ 3,712       $ 3,463        $8,068       $12,857
                                          -------       -------       -------        ------       -------
Total assets..........................      5,907        12,282        10,958        19,542        24,918
Long-term debt, less current portion..        835         1,022         2,104           973           499
Total liabilities.....................      3,555         3,635         6,149         5,178         4,161
Redeemable preferred stock............      6,614            --            --            --            --
Stockholders' equity (deficit)........     (4,262)        8,647         4,809        14,364        20,757


----------

(1) Computed on the basis described for net earnings (loss) per common share in
    Note 2(g) of Notes to Financial Statements.

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

         Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Over the past few years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the fiscal year ended December 31, 1997, commercial product sales (measured in dollar volume) represented 83% of total product sales compared with 48% of total product sales for the fiscal year ended December 31, 1993. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. In the second quarter of 1997, however, the Company announced that two of its customers had indicated their intentions to adopt SIMOX-SOI technology in commercial products.

         During 1996 the Company recognized revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This is the first implanter the Company has sold and accounted for 40% of total revenue in 1996. During the first quarter of 1998, the Company entered into negotiations with two current customers of the Company for the sale of an aggregate of three Ibis 1000 implanters. There can be no assurance that the Company will successfully complete these negotiations to sell the implanters. Quarterly wafer sales remained relatively consistent in the range of $1.1 to $1.3 million per quarter during 1996. During 1997 wafer sales fell below that range due to reduced wafer requirements from one of the Company's customers. In addition, repair and maintenance on the first Ibis 1000, use of the second Ibis 1000 for SIMOX-SOI development, and a mismatch of capacity and wafer size requirements of customer orders all contributed to the quarterly fluctuation in wafer sales. The Company may continue to see fluctuations in revenue as customer demands shift during various stages of the SIMOX-SOI sales cycle and until the Company has a sufficient number of Ibis 1000's on-line such that specific implanters can be dedicated to the various products, sizes and continued research and development efforts.

         The Company currently has two Ibis 1000 oxygen implanters on-line, one of which is primarily dedicated to serve Motorola's production requirements, and is currently constructing two additional Ibis 1000 implanters. One Ibis 1000 is anticipated to be completed during the first quarter of 1998, the other during the second half of 1998. During the fiscal year ended December 31, 1997, the Company phased the two NV-200 implanters out of production. Consequently, all SIMOX-SOI wafers are being produced on the Ibis 1000's. As the Company expands its production capacity in anticipation of expected increases in demand, it is anticipated that gross margins on product sales will initially be adversely affected until the implanters operate at or near full capacity. There can be no assurance, however, that the Company will succeed in attracting a sufficient number of customers and/or orders for SIMOX-SOI wafers to offset such production costs or that the Company will prevail over its competition.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

         PRODUCT SALES. Product sales decreased to $3,389,128 for the fiscal year ended December 31, 1997, a decrease of $1,376,680 or 29% from $4,765,808 for the fiscal year ended December 31, 1996. The decrease in product sales is primarily attributable to reduced wafer requirements from one customer who supplied its own wafers using the Ibis 1000 it had purchased from the Company in late 1996. Sales to this customer accounted for 41% of total product sales in 1996 and less than 3% of total product sales in 1997.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the fiscal year ended December 31, 1997 to $3,284,695 from $887,098 for the fiscal year ended December 31, 1996, an increase of 270%. This increase is attributable to revenues derived from a contract for consulting services related to implementation of the magnetic scanning technology previously licensed to this customer (Orion), as well as a nine-fold increase in government contract revenue over the same period in 1996. During 1997, the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. Revenue from the Orion contract, government contracts and spare parts and other services amounted to approximately $1,749,000, $952,000 and $584,000, respectively, during 1997. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and the Company expects that all work under the Orion contract will cease by the end of the second quarter of 1998.

         EQUIPMENT REVENUE. There were no equipment sales during 1997 and no firm commitments for additional sales currently exist (although in the first quarter of 1998, the Company entered into negotiations with two current customers of the Company for the sale of an aggregate of three Ibis 100 implanters). Equipment revenue of $3,800,000 in 1996 represents the recognition on a percentage of completion basis, determined by milestone accomplishments, of the sale of an Ibis 1000 implanter to one of the world's leading semiconductor manufacturers. This equipment was shipped to the customer during the fourth quarter of 1996. The amount of equipment revenue recognized represents 95% of the total equipment revenue from this sale. The balance of equipment revenue from this sale will be recognized upon the delivery of certain software upgrades in 1998. This sale represents the only sale of an Ibis 1000 implanter to a customer to date.

         TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 1997 was $6,673,823, a decrease of $2,779,083 or 29% from total revenue of $9,452,906 for the fiscal year ended December 31, 1996. The recognition of equipment revenue of $3,800,000 accounted for 40% of total revenue in 1996. This decrease resulted from lack of equipment revenue and the decrease in product sales, which were partially offset by increases in contract and other revenue.

         COST OF PRODUCT SALES. Cost of product sales for the fiscal year ended December 31, 1997 was $4,826,794, as compared to $4,041,170 for the fiscal year ended December 31, 1996, an increase of $785,624 or 19%. The increase in cost of product sales primarily resulted from increases in depreciation expense, payroll, utilities, repairs and maintenance and epitaxial material expenses. In addition, during 1997 the Company wrote off approximately $300,000 in obsolete inventory which did not meet the Company's current quality standards based on the Ibis 1000 implanter capability. The negative gross margin from product sales for the fiscal year ended December 31, 1997 was 42%, as compared with a gross margin of 15% for the fiscal year ended December 31, 1996. The decrease is primarily attributable to the fundamental fixed cost nature of product costs which did not have a reduction commensurate with the decrease in product sales.

         COST OF CONTRACT AND OTHER REVENUE. The cost of contract and other revenue for the fiscal year ended December 31, 1997 was $2,454,384, as compared to $320,522 for the fiscal year ended December 31, 1996, an increase of $2,133,862 or 666%. The increase is a result of changes in the make-up of contract and

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



other revenue. Cost of contract and other revenue consists of labor and materials expended in performing contract services and includes the cost of spare parts.

         COST OF EQUIPMENT REVENUE. The cost of equipment revenue represents all costs related to the equipment revenue that was recognized in 1996 on a percentage of completion basis for the Ibis 1000 implanter. It includes the costs to design, build, test and warranty this implanter for one year from date of site acceptance. The gross margin in 1996 from the sale of this implanter was 31%.

         TOTAL COST OF REVENUE. Total cost of revenue for the fiscal year ended December 31, 1997 was $7,281,178, as compared to $6,986,692 for the fiscal year ended December 31, 1996, an increase of $294,486 or 4%. This increase is due to increases in cost of product sales and contract and other revenue, which were offset by lack of equipment cost of revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1997 were $1,723,852 (26% of total revenue) as compared to $1,423,476 (15% of total revenue) for the fiscal year ended December 31, 1996, an increase of $300,376 or 21%. This results from increases in legal fees, transfer agent fees, liability insurance, and severance costs associated with a management reorganization.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 1997 were $466,269 (7% of total revenue) as compared to $515,408 (6% of total revenue) for the fiscal year ended December 31, 1996, a decrease of $49,139 or 10%. The decrease in marketing and sales expenses is primarily a result of a decrease in payroll and payroll related expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $42,501 or 3% to $1,434,543 (22% of total revenue) for the fiscal year ended December 31, 1997 from $1,476,594 (16% of total revenue) for the fiscal year ended December 31, 1996. This decrease is primarily due to the Company's increase in billable labor on various contracts resulting in these charges being classified as cost of revenues. This was offset by an increase in material expense primarily associated with the write-off of parts and wafer holders for the Ibis 1000 implanters due to continued improvements or upgrades.

         LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1997 was $4,232,019, as compared to a loss from operations of $949,264 for the fiscal year ended December 31, 1996. The increase in the loss from operations of $3,282,755 is a result of decreased product sales and lack of equipment revenue.

         OTHER INCOME (EXPENSE). Total other income for the fiscal year ended December 31, 1997 was $295,819 as compared to $110,404 for the fiscal year ended December 31, 1996. The increase in other income is due to decreased interest expense on capitalized leases.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $3,936,200 for the fiscal year ended December 31, 1997, as compared to $838,860 for the fiscal year ended December 31, 1996. The increase in the loss before income taxes of $3,097,340 is a result of decreased product sales and lack of equipment revenue.

         As of December 31, 1997, the Company had net operating loss and general business credit carryforwards of approximately $16,619,000 and $344,000, respectively, for tax purposes expiring through 2011. As a result of the stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a change of ownership within the meaning of Internal Revenue Code Sec. 382(g) occurred. As a result of this ownership change, the net operating loss carryforward utilization is limited to approximately $1,500,000 per year, which limitation, if not utilized, can be carried forward to future years.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

         PRODUCT SALES. Product sales increased to $4,765,808 for the fiscal year ended December 31, 1996, an increase of $943,682 or 25% from $3,822,126 for the fiscal year ended December 31, 1995. The increase in product sales is a result of a 37% increase in product sales for commercial applications which is attributable to several factors. The first Ibis 1000 implanter was in production for a full year in 1996. It had been qualified and transferred to full scale production during the second quarter of 1995. In addition, a second Ibis 1000 implanter was qualified and placed in full scale production during the third quarter of 1996. With the additional product capacity, the number of wafers shipped increased 24% in 1996 from the prior year. The transition to the higher priced eight-inch wafers continued in 1996 with eight-inch wafer shipments accounting for 32% of total shipments in 1996 compared with 16% of total shipments in 1995.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the fiscal year ended December 31, 1996 to $887,098 from $811,200 for the fiscal year ended December 31, 1995, an increase of 9%. This increase is due to receipt of non-refundable net license fees for the Company's proprietary beam scanning system for certain applications other than oxygen implantation and consulting with respect to this technology, offset by lower government contractual activity. Government contracts are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and adjustments of amounts paid to the Company. The Defense Contract Audit Agency concluded its audit of the Company in connection with the Company's 1990 through 1995 overhead and general and administrative rates. The amount of the retroactive adjustments of amounts previously paid to the Company was not material.

         EQUIPMENT REVENUE. Equipment revenue of $3,800,000 in 1996 represents the recognition on a percentage of completion basis, determined by milestone accomplishments, of the sale of an Ibis 1000 implanter to one of the world's leading semiconductor manufacturers. This equipment was shipped to the customer during the fourth quarter of 1996. The amount of equipment revenue recognized represents 95% of the total equipment revenue from this sale. The balance of equipment revenue from this sale will be recognized upon the delivery of certain software upgrades in 1998. This sale represents the only sale of an Ibis 1000 implanter to a customer in the Company's history.

         TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 1996 was $9,452,906, an increase of $4,819,580 or 104% from total revenue of $4,633,326 for the fiscal year ended December 31, 1995. The recognition of equipment revenue of $3,800,000 accounted for 79% of this increase in total revenue in 1996.

         COST OF PRODUCT SALES. Cost of product sales for the fiscal year ended December 31, 1996 was $4,041,170, as compared to $4,071,672 for the fiscal year ended December 31, 1995, a decrease of $30,502 or less than 1%. The decrease in cost of product sales is a result of decreases in materials cost as more customers supplied their own wafers in 1996, and decreases in depreciation expense due to shorter depreciated life of the prototype Ibis 1000 implanter which was written-off at the end of the third quarter of 1995 compared with the standard depreciation life of the Ibis 1000 production implanter, offset by increases in payroll, utilities, warranty and shipping expenses. The gross margin from product sales for the fiscal year ended December 31, 1996 was 15%, as compared with a negative gross margin of 7% for the fiscal year ended December 31, 1995. The significant improvement in gross margin for the fiscal year ended December 31, 1996 is primarily due to more effective utilization of production capacity, which consists primarily of fixed costs, caused by a 25% increase in product sales.

         COST OF CONTRACT AND OTHER REVENUE. The cost of contract and other revenue for the fiscal year ended December 31, 1996 was $320,522, as compared to $349,029 for the fiscal year ended December 31, 1995, a decrease of $28,507 or 8%. The decrease is due to lower payroll and payroll related expenses partially

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



offset by increased subcontract and materials cost as the nature of the contract work changed during 1996 from the contract work performed during 1995. The non-refundable net license fees included in contract and other revenue had no costs associated with it.

         COST OF EQUIPMENT REVENUE. The cost of equipment revenue represents all costs related to the amount of the equipment revenue that was recognized in 1996 on a percentage of completion basis for the Ibis 1000 implanter. It includes the costs to design, build, test and warranty this implanter for one year from date of site acceptance. The gross margin in 1996 from the sale of this implanter was 31%.

         TOTAL COST OF REVENUE. Total cost of revenue increased for the fiscal year ended December 31, 1996 to $6,986,692, as compared to $4,420,701 for the fiscal year ended December 31, 1995, an increase of $2,565,991 or 58%. This increase is due to cost of equipment revenue, the costs of which are recognized in relationship to the equipment revenue recognition.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1996 were $1,423,476 (15% of total revenue) as compared to $1,299,346 (28% of total revenue) for the fiscal year ended December 31, 1995, an increase of $124,130 or 10%. This results from increases in investor relations expense, transfer fees, consulting, liability insurance, relocation costs and depreciation and amortization expenses.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 1996 were $515,408 (6% of total revenues) as compared to $494,822 (11% of total revenue) for the fiscal year ended December 31, 1995, an increase of $20,586 or 4%. The increase in marketing and sales expenses is a result of increases in payroll, payroll related expenses and travel.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $104,910 or 7% to $1,476,594 (16% of total revenue) for the fiscal year ended December 31, 1996 from $1,581,504 (34% of total revenue) for the fiscal year ended December 31, 1995. This decrease is primarily the result of certain expenses of the equipment design group being excluded from research and development expenses and charged to the development and building of Ibis 1000 implanters for internal and customer use. This reduction was partially offset by increased expenses, primarily in the areas of consulting and testing, associated with the wafer technology group's expanded efforts in various quality improvement programs.

         LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1996 was $949,264, as compared to a loss from operations of $3,886,589 for the fiscal year ended December 31, 1995. The decrease in the loss from operations of $2,937,325 is a result of the gross margin recognized on the equipment revenue in 1996, the write-off of the prototype Ibis 1000 implanter in 1995, and the 25% increase in product sales in 1996 that resulted in a product sales gross margin of 15% in 1996 compared with a negative product sales gross margin in 1995 of 7%.

         OTHER INCOME (EXPENSE). Total other income for the fiscal year ended December 31, 1996 was $110,404 as compared with other expense of $104,950 for the fiscal year ended December 31, 1995. The increase in other income is due to interest earned from the proceeds of the April 1996 public offering, which was partially offset by increased interest expense on capitalized leases.

         LOSS BEFORE INCOME TAXES. The loss before income taxes was $838,860 for the fiscal year ended December 31, 1996, as compared to $3,991,539 for the fiscal year ended December 31, 1995. The decrease in the loss before income taxes of $3,152,679, is a result of the gross margin recognized on the equipment revenue in 1996, the write-off of the prototype Ibis 1000 implanter in 1995, the 25% increase in product sales

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


in 1996 that resulted in a product sales gross margin of 15% in 1996 compared with a negative gross margin in 1995 of 7% and the interest income from proceeds of the secondary stock offering completed in April 1996.

SUBSEQUENT EVENTS

         During the first quarter of 1998, the Company entered into negotiations with two current customers of the Company for the sale of an aggregate of three Ibis 1000 implanters. There can be no assurance that the Company will successfully complete these negotiations to sell the implanters.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         The Company is in the process of conducting a review of its internal information systems to determine the extent of any Year 2000 problem. The Company is still gathering information, but based on such review to date, the Company does not believe that the impact of any Year 2000 problem will be material, because its principal information systems appear to correctly define the year 2000. Although there exists the possibility that Year 2000 issues will be identified, based on such review to date, the Company does not currently expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition.

         The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had cash and cash equivalents of $13,309,823. During the fiscal year ended December 31, 1997, the Company used $2,364,588 in cash for operating activities as compared to cash generated from operations in the amount of $3,291,555 for the same period in 1996. Depreciation and amortization expense for the fiscal years ended December 31, 1997 and 1996 was $2,063,018 and $1,678,070, respectively. This accounted for 31% and 18% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements and government contracts. The principal uses of cash during the fiscal year ended December 31, 1997 were to fund the Company's operations, construction of Ibis 1000 implanters and other

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



additions to property and equipment which totaled approximately $5.7 million. As of December 31, 1997, the Company had invested $17,695,312 in property and equipment. At December 31, 1997, the Company had commitments to purchase approximately $600,000 in material or subassemblies to be used in normal operations and approximately $487,000 in capital equipment purchases.

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

         In September 1993, the Company entered into a $1,000,000 lease for a used NV-200 oxygen implanter machine, for an initial term of forty-two months. The Company had an option to repurchase the NV-200 at the end of the initial forty-two month term at a price equal to the fair market value, provided that such value was not less than $250,000. Since the Company elected not to exercise its purchase option, the Company is obligated to use its reasonable best efforts in cooperation with the lessor to remarket the NV-200. The Company must pay any shortfall in the amount realized by the lessor below $250,000. The Company has entered into an arrangement with a third party who is actively trying to sell the NV-200. The $250,000 remarketing obligation is currently due and has been accrued for over the life of the lease.

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations are believed to be sufficient to support the Company's operations on their anticipated scale for at least the next twelve months. Management of the Company currently believes that this anticipated scale of operations will include additional

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



Ibis 1000 oxygen implanters (in addition to its two oxygen implanters currently on-line), the purchase of support equipment and expansion of the Company's facilities. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand. During 1997 the Company phased the NV-200 implanters out of production; consequently, all SIMOX-SOI wafers will be produced on the Ibis 1000 implantation equipment.


EFFECTS OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

CHANGE IN MANAGEMENT

         Effective December 1, 1997, Martin J. Reid became President and Chief Executive Officer and a member of the Company's Board of Directors. Mr. Reid succeeded Dr. Geoffrey Ryding as President and Chief Executive Officer. Dr. Ryding will remain a member of the Board of Directors.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The Company adopted SFAS No. 128 in its quarter ended December 31, 1997 and both basic and diluted net loss per share represent the same number due to antidilution factors.

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the financial statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's financial statements and footnote disclosures.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           IBIS TECHNOLOGY CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


 Financial Statements:                                                     PAGE
                                                                          NUMBER
                                                                          ------

Independent Auditors' Report..........................................      26

Balance Sheets as of December 31, 1996 and 1997.......................      27
Statements of Operations for the Years Ended
   December 31, 1995, 1996 and 1997...................................      28
Statements of Stockholders' Equity for the Years Ended
    December 31, 1995, 1996 and 1997..................................      29
Statements of Cash Flows for the Years Ended December 31,
    1995, 1996 and 1997 ..............................................      30
Notes to Financial Statements.........................................      31

Schedule:

Schedule II - Valuation and Qualifying Accounts.......................      46

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Ibis Technology Corporation:

         We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                           /s/ KPMG Peat Marwick LLP
                                           -------------------------


Boston, Massachusetts
February 19, 1998

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997



                                                                      1996             1997
                                                                  ------------     ------------
 ASSETS

 CURRENT ASSETS:
  Cash and cash  equivalents...................................   $  9,201,016     $ 13,309,823
  Accounts receivable, trade, net (notes 3 and 12).............        920,388        1,064,607
  Unbilled revenue.............................................         77,860          230,490
   Inventories (note 4)........................................        732,975          487,031
   Prepaid expenses and other current assets...................         45,460          124,711
                                                                  ------------     ------------
           Total current assets ...............................     10,977,699       15,216,662
                                                                  ------------     ------------
 Property and equipment (notes 5 and 6) .......................     14,392,843       17,695,312
   Less: Accumulated depreciation and amortization.............     (6,240,062)      (8,250,372)
                                                                  ------------     ------------
           Net property and equipment..........................      8,152,781        9,444,940
 Patents and other assets, net ................................        411,902          256,638
                                                                  ------------     ------------
           Total assets .......................................   $ 19,542,382     $ 24,918,240
                                                                  ============     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:

   Capital lease obligation, current (note 6)..................   $    657,070     $    474,539
   Accounts payable ...........................................        955,781          691,325
   Accrued liabilities (notes 7 and 8).........................      1,297,266        1,193,504
                                                                  ------------     ------------
           Total current liabilities ..........................      2,910,117        2,359,368
 Capital lease obligation, noncurrent (note 6) ................        973,351          498,685
 Other accrued liabilities (notes 7 and 8) ....................      1,294,963        1,303,187
                                                                  ------------     ------------
           Total liabilities ..................................      5,178,431        4,161,240
                                                                  ------------     ------------

 COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

 STOCKHOLDERS' EQUITY (NOTES 10 AND 11):
   Undesignated preferred stock, $.01 par value.
   Authorized 2,000,000 shares; none issued ...................             --               --
   Common stock, $.008 par value.
     Authorized 10,000,000 shares; issued 5,182,148  shares
     and 6,628,728 shares in 1996 and 1997, respectively ......         41,457           53,030
   Additional paid-in capital .................................     25,292,217       35,593,999
   Accumulated deficit ........................................    (10,952,573)     (14,890,029)
   Less: Notes receivable from stockholders ...................        (17,150)              --
                                                                  ------------     ------------
          Total stockholders' equity ..........................     14,363,951       20,757,000
                                                                  ------------     ------------
          Total liabilities and stockholders' equity ..........   $ 19,542,382     $ 24,918,240
                                                                  ============     ============


                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                       1995             1996             1997
                                                   -----------       ----------       -----------

Product sales ...................................  $ 3,822,126       $4,765,808       $ 3,389,128
Contract and other revenue ......................      811,200          887,098         3,284,695
Equipment revenue ...............................           --        3,800,000                --
                                                   -----------       ----------       -----------
          Total revenue (note 12) ...............    4,633,326        9,452,906         6,673,823
                                                   -----------       ----------       -----------

Cost of product sales ...........................    4,071,672        4,041,170         4,826,794
Cost of contract and other revenue ..............      349,029          320,522         2,454,384
Cost of equipment revenue .......................           --        2,625,000                --
                                                   -----------       ----------       -----------
    Total cost of revenue .......................    4,420,701        6,986,692         7,281,178
                                                   -----------       ----------       -----------

          Gross profit (loss) ...................      212,625        2,466,214          (607,355)
                                                   -----------       ----------       -----------

Operating expenses:
  General and administrative ....................    1,299,346        1,423,476         1,723,852
  Marketing and selling .........................      494,822          515,408           466,269
  Research and development ......................    1,581,504        1,476,594         1,434,543
  Write-off of prototype Ibis 1000 (note 5) .....      723,542               --                --
                                                   -----------       ----------       -----------
          Total operating expenses ..............    4,099,214        3,415,478         3,624,664
                                                   -----------       ----------       -----------

          Loss from operations ..................   (3,886,589)        (949,264)       (4,232,019)
                                                   -----------       ----------       -----------
Other income (expense):
  Interest income ...............................      138,665          462,481           471,590
  Interest expense ..............................     (255,429)        (351,617)         (176,027)
  Other .........................................       11,814             (460)              256
                                                   -----------       ----------       -----------
          Total other income (expense) ..........     (104,950)         110,404           295,819
                                                   -----------       ----------       -----------
           Loss before income taxes .............   (3,991,539)        (838,860)       (3,936,200)

Income tax expense (note 9) .....................        1,256            1,256             1,256
                                                   -----------       ----------       -----------

          Net loss ..............................  $(3,992,795)      $ (840,116)      $(3,937,456)
                                                   ===========       ==========       ===========


Net loss per common share - basic and diluted ...  $     (1.17)      $     (.18)      $      (.69)
                                                   ===========       ==========       ===========

   Weighted average number of common shares
    outstanding - basic and diluted .............    3,423,864        4,722,025         5,709,931
                                                   ===========       ==========       ===========


                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                  ADDITIONAL                                     NOTES          TOTAL
                                       COMMON      PAID-IN         ACCUMULATED    DEFERRED   RECEIVABLE FROM STOCKHOLDERS'
                                       STOCK       CAPITAL           DEFICIT     COMPENSATION  STOCKHOLDERS    EQUITY
                                      -------    ------------     ------------   ------------ -------------- -------------

BALANCES AT DECEMBER 31, 1994 ......  $26,550    $ 14,801,083     $ (6,119,662)    $(43,593)    $(17,150)   $  8,647,228
                                      -------    ------------     ------------     --------     --------    ------------

  Amortization of deferred
    compensation expense ...........       --          (4,545)              --       28,895           --          24,350
  Issuance of warrants .............       --         106,434               --           --           --         106,434
  Exercise of stock options ........    1,544          22,332               --           --           --          23,876
  Net loss .........................       --              --       (3,992,795)          --           --      (3,992,795)
                                      -------    ------------     ------------     --------     --------    ------------
BALANCES AT DECEMBER 31, 1995 ......   28,094      14,925,304      (10,112,457)     (14,698)     (17,150)      4,809,093

  Amortization of deferred
    compensation expense ...........       --              --               --       14,698           --          14,698
  Public offering of 1,600,000
    shares of common stock,
    net of issuance costs ..........   12,800      10,292,401               --           --           --      10,305,201
  Issuance of 4,177 investor
    relations shares ...............       33          17,967               --           --           --          18,000
  Exercise of warrants .............       --          29,949               --           --           --          29,949
  Exercise of stock options ........      530          26,596               --           --           --          27,126
  Net loss .........................       --              --         (840,116)          --           --        (840,116)
                                      -------    ------------     ------------     --------     --------    ------------

BALANCES AT DECEMBER 31, 1996 ......   41,457      25,292,217      (10,952,573)          --      (17,150)     14,363,951


  Exercise of underwriter
    redeemable warrants ............       --           1,080               --           --           --           1,080

  Exercise of underwriter non-
    redeemable warrants ............       38          37,781               --           --           --          37,819
  Exercise of redeemable public
    warrants .......................   10,614      10,057,238               --           --           --      10,067,852

  Surrender of warrants ............       --         (48,300)              --           --           --         (48,300)

  Exercise of stock options ........      921         237,600               --           --           --         238,521
  Compensation expense
    related to acceleration
    of stock option  vesting .......       --          16,383               --           --           --          16,383

  Repayment of stockholder notes
     receivable ....................       --              --               --           --       17,150          17,150
  Net loss .........................       --              --       (3,937,456)          --           --      (3,937,456)
                                      -------    ------------     ------------     --------     --------    ------------

BALANCES AT DECEMBER 31, 1997 ......  $53,030    $ 35,593,999     $(14,890,029)    $     --     $     --    $ 20,757,000
                                      =======    ============     ============     ========     ========    ============



                See accompanying notes to financial statements.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                         1995             1996              1997
                                                                     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................   $(3,992,795)      $  (840,116)      $(3,937,456)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Write-off of prototype Ibis 1000 ............................       723,542                --                --
     Depreciation and amortization ...............................     1,811,446         1,678,070         2,063,018
     Amortization of deferred compensation .......................        24,350            14,698                --
     Loss on sale of asset .......................................            --             1,788                --
     Changes in assets and liabilities:
       Accounts receivable, trade ................................    (2,214,980)        1,727,804          (144,219)
       Unbilled revenue ..........................................        24,217            17,038          (152,630)
       Inventories ...............................................      (380,720)          (36,010)          245,944
       Prepaid expenses and other assets .........................       (42,871)           35,326           (79,251)
       Accounts payable ..........................................      (469,196)          471,737          (264,456)
       Accrued liabilities .......................................     1,397,994           221,220           (95,538)
                                                                     -----------       -----------       -----------
          Net cash provided by (used in) operating activities ....    (3,119,013)        3,291,555        (2,364,588)
                                                                     -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net .......................    (1,669,933)       (4,981,546)       (3,302,469)
  Proceeds from sale of asset ....................................            --             5,700                --
  Other assets ...................................................       324,907          (111,287)          102,556
                                                                     -----------       -----------       -----------
          Net cash used in investing .............................    (1,345,026)       (5,087,133)       (3,199,913)
                                                                     -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank notes payable .................................       634,158                --                --
  Payments of bank notes payable .................................      (264,572)         (845,788)               --
  Proceeds from sale of equipment ................................     2,040,000                --                --
  Payments of capital lease obligations ..........................      (824,065)         (817,746)         (657,197)
  Proceeds from sales of common stock, net of issuance costs .....            --        10,323,201                --
  Exercise of stock options and issuance of warrants .............        23,876            57,075           293,803
  Proceeds from stockholders' notes receivable                                --                --            17,150
  Proceeds from warrant redemption, net of redemption costs ......            --                --        10,019,552
                                                                     -----------       -----------       -----------
          Net cash provided by financing activities ..............     1,609,397         8,716,742         9,673,308
                                                                     -----------       -----------       -----------

          Net increase (decrease) in cash and cash equivalents ...    (2,854,642)        6,921,164         4,108,807
Cash and cash equivalents, beginning of year .....................     5,134,494         2,279,852         9,201,016
                                                                     -----------       -----------       -----------
Cash and cash equivalents, end of year ...........................   $ 2,279,852       $ 9,201,016       $13,309,823
                                                                     ===========       ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .........................   $   171,533       $   308,667       $   199,563
                                                                     ===========       ===========       ===========
Supplemental disclosures of noncash investing and
   financing activities:
   Capital lease obligations incurred ............................   $ 2,040,000       $        --       $        --
                                                                     ===========       ===========       ===========
   Issuance of warrants ..........................................   $   106,434       $        --       $        --
                                                                     ===========       ===========       ===========
   Issuance of shares of common stock ............................   $        --       $    18,000       $        --
                                                                     ===========       ===========       ===========
   Acceleration of stock options .................................   $        --       $        --       $    16,383
                                                                     ===========       ===========       ===========




                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(1) NATURE OF BUSINESS AND ORGANIZATION

         Ibis Technology Corporation (the "Company") was incorporated in October 1987 for the purpose of supplying silicon-on-insulator (SOI) wafers formed by the SIMOX (Separation by Implantation of Oxygen) technology. SIMOX-SOI wafers are manufactured using a specialized oxygen ion implanter which is integrated with other specialized process and characterization equipment.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Cash and Cash Equivalents

         Cash equivalents represent highly liquid investments with original maturities of three months or less.

         (b) Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost method.

         (c) Property and Equipment

         Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Amortization is provided using the straight-line method over the life of the lease, ranging from three and one-half to five years.

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

         (d) Patents and Other Assets

         Other assets consist principally of deferred financing costs, deposits and prepaid royalties. Patents and prepaid royalties are amortized over five years using the straight-line method; deferred financing costs are being amortized over the period of loan or lease commitment.

         (e) Revenue Recognition

         Product sales are recognized upon shipment. Revenue derived from consulting services is recognized upon performance. Contract and equipment revenue is recognized on the percentage of completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage of completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which include shipment of the product, achievement of milestones or completion of the contract.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


         Government contracts are performed under negotiated overhead rates and are subject to audit and retroactive adjustments of amounts paid to the Company. In 1996, the Defense Contract Audit Agency ("DCAA") concluded its audit of the Company in connection with the 1990 through 1995 overhead and general and administrative rates. The amount of retroactive adjustments of amounts previously paid to the Company was not material.

         (f) Research and Development

         Research and development costs are charged to expense as incurred. Research and development costs funded by contracts are included as a component of contract revenue.

         (g) Net Loss Per Common Share

         Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. In accordance with SFAS No. 128, both basic and diluted net loss per share are presented and represent the same number due to antidilution factors.

         (h) Issuance Costs

         Issuance costs of common stock are netted against additional paid-in capital.

         (i) Use of Estimates

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

         (j) Fair Value of Financial Instruments

         Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying amount of these financial instruments approximates fair value.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


(3) ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at December 31:

                                                             1996            1997
                                                          -----------     -----------

           Accounts receivable, trade ..................  $   896,777     $  1,057,658
           Accounts receivable,  other .................       31,161          47,499
           Less: Allowance for doubtful accounts .......       (7,550)        (40,550)
                                                          -----------     -----------
                                                          $   920,388     $ 1,064,607
                                                          ===========     ===========

(4) INVENTORIES

         Inventories consist of the following at December 31:

                                                             1996            1997
                                                          -----------     -----------

           Raw materials ...............................  $   284,670     $   221,378
           Work in process .............................      105,401         105,607
           Finished goods ..............................      342,904         160,046
                                                          -----------     -----------
                                                          $   732,975     $   487,031
                                                          ===========     ===========

(5) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                             1996            1997
                                                          -----------     -----------

           Machinery and equipment .....................  $10,739,847     $12,338,486
           Furniture and fixtures ......................      238,379         256,533
           Leasehold improvements ......................      554,282         708,236
           Construction in progress ....................    2,860,335       4,392,057
                                                          -----------     -----------
                                                          $14,392,843     $17,695,312
                                                          ===========     ===========



         During September 1995, management of the Company decided to write off the first Ibis 1000, a prototype implanter, with a net book value of $723,542. This decision was influenced by the success of the new-generation Ibis 1000 with its state-of-the-art robotics and full automation. These features have led to significant reductions in contamination levels and an overall improvement in yield and throughput. Customers' favorable response to these quality improvements has resulted in the Company's decision to standardize future mainstream production on this type of equipment. Consequently, it was no longer economical to operate the prototype Ibis 1000 implanter.

         Construction in progress includes the cost to manufacture additional Ibis 1000 oxygen implanters and subassemblies.

         At December 31, 1997, the Company had commitments to purchase approximately $600,000 in material or subassemblies to be used in normal operations and approximately $487,000 in capital equipment purchase commitments.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



(6) LEASE COMMITMENTS

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

         In September 1993, the Company entered into a $1,000,000 lease for a used oxygen ion implanter machine. Warrants to purchase 2,500 shares of common stock at $2.16 per share were issued in connection with this lease. No warrants were exercised as of December 31, 1997.

         The Company drew down approximately $524,000 under an equipment lease line entered into during 1993. Warrants to purchase 23,333 shares of Class C convertible preferred stock at $2.70 per share were issued in connection with this lease. Upon consummation of the initial public offering, the warrants to purchase 23,333 shares of Class C convertible preferred stock were exchanged for warrants to purchase 29,166 shares of common stock. The warrants, which were valued at $16,333, have been recorded in other assets as deferred financing costs and are being amortized over the life of the lease commitment. Both leases had a lease term of 42 months.

         In January 1997, the Company entered into a noncancelable operating lease for its office and manufacturing facility expiring in 2003 with a five-year renewal option. The Company also leases certain equipment under noncancelable operating leases expiring through 2001, as well as equipment used in operations under noncancelable capital leases expiring through 1999. Future minimum lease payments under noncancelable leases at December 31, 1997, are as follows:

                                                                   CAPITAL        OPERATING
                                                                    LEASES          LEASES
                                                                  -----------     ----------
          Year ending:
          1998 .................................................  $  583,848     $  239,580
          1999 .................................................     535,194        261,977
          2000 .................................................          --        261,302
          2001 .................................................          --        248,882
            2002 ...............................................          --        247,860
            Later years ........................................          --        247,860
                                                                   ---------     ----------
                Total minimum lease payments ...................   1,119,042     $1,507,461
          Less amount representing interest ....................    (145,818)    ==========
          Less current maturities ..............................    (474,539)
          Capital lease obligations, less current maturities ...     498,685
                                                                   =========

         Interest was calculated using an imputed interest rate of 14%.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


         Rent expense was approximately $228,000, $205,000 and $255,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

 (7) ACCRUED LIABILITIES

         Current accrued liabilities were as follows at December 31:

                                                        1996          1997
                                                     ----------    ----------

           Deferred revenue, current portion .....   $  433,708    $  396,475
           Accrued vacation ......................      142,658       162,111
           Accrued warranty ......................      178,197         7,000
           Accrued interest ......................      246,837       250,000
           Accrued payroll .......................       78,698       211,104
           Other .................................      217,168       166,814
                                                     ----------    ----------
           Total .................................   $1,297,266    $1,193,504
                                                     ==========    ==========


         Noncurrent accrued liabilities were as follows at December 31:

                                                        1996          1997
                                                     ----------    ----------

           Deferred revenue ......................   $1,292,188    $1,303,187
           Other liabilities .....................        2,775            --
                                                     ----------    ----------
           Total .................................   $1,294,963    $1,303,187
                                                     ==========    ==========



         During September 1995, the Company entered into a strategic business development agreement with a customer whereby the customer advanced to the Company the required funding to build an Ibis 1000 implanter, whose SIMOX-SOI wafer manufacturing capacity would be primarily dedicated to serving this customer's production requirements over a multi-year period, with wafer prices being reduced to repay this funding. Revenue is being recognized as wafers are shipped and discounts are earned by the customer. Amounts billed for which revenue has not been earned are included in deferred revenue.

(8) LICENSE AGREEMENTS

         The Company has obtained an exclusive sublicense to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter in the field of oxygen implantation. Pursuant to the sublicense agreement, the Company is obligated to pay a royalty of 1% of all sales of wafers from the Ibis 1000 implanter, not to exceed $160,000 in the aggregate. Royalty expense was approximately $18,400, $34,600 and $69,900 for the years ended December 31, 1995, 1996 and 1997, respectively. The sublicense agreement also grants the Company certain rights to the beam scanning system for applications other than oxygen implantation. During 1994, the Company entered into an agreement with a third party to license the above-referenced technology and received approximately $156,000, net, in nonrefundable prepaid royalties from such third party. This revenue had been deferred and included in other accrued liabilities and was recognized as royalties when earned. During both 1995 and 1996, approximately $78,000 was recognized as revenue for this particular agreement. In addition, the Company received $68,000, $417,000 and $75,000 in 1995, 1996 and 1997, respectively, for non-refundable option fees in accordance with three additional non-exclusive sublicense agreements.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


(9) INCOME TAXES

         Income tax expense consists of state income taxes for each year.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below at December 31:

                                                                              1996              1997
                                                                          -----------       -----------
           Deferred tax assets:
           Net operating loss carryforwards ............................  $ 4,909,000       $ 6,693,000
           Property and equipment, principally due to differences in
              depreciation .............................................      191,000           171,000
           Accruals not currently deductible for tax purposes ..........      131,000            44,000
           General business tax credit carryforwards ...................      313,000           344,000
           Other .......................................................      257,000           210,000
                                                                          -----------       -----------
                     Total gross deferred tax assets ...................    5,801,000         7,462,000
           Less: Valuation allowance ...................................   (5,801,000)       (7,462,000)
                                                                          -----------       -----------
                     Net deferred tax assets ...........................  $        --       $        --
                                                                          ===========       ===========

         As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company's deferred tax assets. The amount recorded as net deferred tax assets as of December 31, 1996 and 1997 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has no deferred tax liabilities at December 31, 1996 and 1997. The net change in the total valuation allowance was an increase of $379,000 and $1,661,000 for the years ended December 31, 1996 and 1997, respectively.

         At December 31, 1997, the Company had net operating loss and general business credit carryforwards of approximately $16,619,000 and $344,000, respectively, for tax purposes expiring through 2011. The Company's initial and secondary public offerings of common stock created an ownership change within the meaning of Internal Revenue Code Section 382(g) and future annual usage of net operating loss carryforwards is limited to approximately $1,500,000 per year. Future equity transactions could cause additional ownership changes which could result in further limitations of the net operating loss carryforwards.

(10) CAPITALIZATION

         In December 1993, the Board of Directors and stockholders approved that the Restated Articles of Organization of the Company be amended by increasing the number of authorized shares of common stock from 5,000,000 to 10,000,000, and authorizing an additional 2,000,000 shares of preferred stock, $.01 par value ("Undesignated Preferred Stock"), that are subject to issuance by the Board of Directors and to fix the terms thereof. At December 31, 1997, 63,436, 650,366, 750,000 and 201,239 common shares were reserved for issuance upon exercise of options outstanding under the Company's 1988 Stock Option Plan, the 1993 Employee, Director and Consultant Stock Option Plan and 1997 Employee, Director and Consultant Stock

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Option Plan and for exercises of warrants respectively.

         With respect to the issuance of subordinated convertible demand notes, the Company entered into Stock Purchase and Repurchase Agreements with two then officers of the Company to issue and sell 43,750 shares of common stock at a purchase price of $.40 per share. The Company's right to repurchase the shares lapsed during 1994 upon consummation of the IPO. In connection with these agreements, the Company received $17,150 of 4% Promissory Notes, due on or before November 9, 1997. These promissory notes were paid during 1997.

         On May 27, 1994, the Company completed an initial public offering of 1,200,000 shares of common stock at $7.00 per share and 1,380,000 redeemable warrants at $0.20 per share (see note 11(b)). The Company's net proceeds were approximately $6,892,000, after deducting approximately $1,784,000 for underwriting discounts, commissions and other associated expenses. In August 1997, the Company issued approximately 1,327,000 shares of Common Stock upon exercise of the warrants (see note 11(b)).

         On April 9, 1996, the Company completed a secondary public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,305,000, after deducting approximately $1,295,000 for underwriting discounts, commissions and other associated expenses.

(11) STOCK OPTIONS AND WARRANTS

         (a) Stock Option Plans

         In March 1988, the Board of Directors and stockholders of the Company approved the 1988 Stock Option Plan (the "Plan"). The Plan permits the Company to grant incentive stock options to its key employees and nonqualified options to any employees, consultants, directors or officers that the Board deems appropriate. The incentive stock options must be granted at a price not less than the fair market value of the common stock at the time of grant or, in the case of certain optionees, 110% of such fair market value in order to qualify for certain tax advantages under Section 422A of the Internal Revenue Code. The purchase price of nonqualified options granted is determined at the discretion of the Board of Directors. The Company has reserved 63,436 shares of common stock for issuance under this plan, which represents outstanding options and options available for grant thereunder.

         In December 1993, the Board of Directors and stockholders approved the adoption of the Company's 1993 Employee, Director and Consultant Stock Option Plan which provided for the issuance of options to purchase up to 250,000 shares of common stock of the Company to employees, consultants and non-employee directors. In May 1996, the stockholders increased to 750,000 shares the aggregate number of shares that may be granted under this plan.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


         In October 1997, the Board of Directors approved the adoption of the Company's 1997 Employee, Director and Consultant Stock Option Plan which provides for the issuance of options to purchase up to 750,000 shares of common stock of the Company to employees, consultants and non-employee directors.
The Company plans to request stockholder approval of the Plan at the May 1998 Annual Stockholders meeting.

         A summary of stock options activity under the plans as follows:

                                                                         Number        Weighted average
                                                                           of         exercise price of
                                                                         Shares       shares under plan
                                                                         ------       -----------------

           Options outstanding at December 31, 1994                     411,762               1.55
                                                                       --------               ----

             Granted                                                    227,250               5.11
             Exercised                                                 (193,054)              0.12
             Cancelled                                                  (44,074)              3.36
                                                                       --------               ----

           Options outstanding at December 31, 1995                     401,884               3.73

             Granted                                                    380,500               6.98
             Exercised                                                  (70,425)              0.91
             Cancelled                                                  (45,917)              5.59
                                                                       --------               ----

           Options outstanding at December 31, 1996                     666,042               5.76

             Granted                                                    290,750               7.84
             Exercised                                                 (133,266)              3.38
             Cancelled                                                  (40,997)              5.14
                                                                       --------               ----

           Options outstanding at December 31, 1997                     782,529               6.84
                                                                       ========               ====

           Options exercisable at December 31, 1997                     311,073               6.45
                                                                       ========               ====


The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                               Options Outstanding                   Options Exercisable
                   -------------------------------------------    ------------------------
                                      Weighted
                                      average       Weighted                      Weighted
                                     remaining      average                       average
    Range of        Number         contractual     outstanding      Number        exercise
exercise prices   outstanding       life (years)  option price    exercisable     price
---------------   -----------  -----------------  ------------    -----------    ---------

$0.08 - 6.00        191,940             6.4          $1.10           56,934       $0.46
$6.01 - 7.50        407,339             6.0          $3.60          211,639       $4.70
$7.51 - 10.45       183,250             9.7          $2.14           42,500       $1.26
                    -------                                         -------
                    782,529                                         311,073
                    =======                                         =======


--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION


                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

         In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. The Company intends to continue using the measurement prescribed by APB No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations. Had compensation costs for the stock option plans been determined based on the fair value at the grant dates for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts at December 31:


                                                     1995           1996           1997
                                                     ----           ----           ----

         Net loss              As reported       $(3,992,795)    $  (840,116)  $(3,937,456)
                               Pro forma         $(4,206,082)    $(2,022,985)  $(5,340,033)

         Net loss per share    As reported       $     (1.17)    $      (.18)  $      (.69)
                               Pro forma         $     (1.23)    $      (.43)  $      (.94)


         The per share weighted-average fair value of each option granted during 1995, 1996 and 1997 was $3.8781, $3.9500 and $5.3033, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1995 - expected volatility of 75.58%, risk-free interest rate of 6.22%, and an expected life of 3 years; 1996 - expected volatility of 75.58%, risk-free interest rate of 6.22%, and an expected life of 3 years; 1997 - expected volatility of 100.00%, risk-free interest rate of 5.50%, and an expected life of 3 years. The expected dividend yield rate for 1995, 1996 and 1997 is zero.

         Pro forma net loss reflects only options granted in 1995, 1996 and 1997, therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

         (b) Warrants

         Upon completion of the initial public offering, the Company had 1,380,000 publicly traded redeemable warrants outstanding. As a result of the issuance of warrants in November 1995 in connection with a sale-leaseback transaction, the closing of the secondary offering of 1,600,000 shares of common stock at $7.25 per share in April 1996, and the granting of certain stock options, each redeemable warrant was adjusted based on anti-dilution provisions to entitle the holder to purchase 1.04 shares of common stock, 1,434,648 shares in the aggregate, at a price of $8.08 per share through May 20, 1999, and was redeemable by the Company at a redemption price of $.20 per share at any time after May 20, 1996, provided certain conditions were met. In connection with the initial public offering, the Company sold to the underwriter 120,000 non-redeemable warrants to purchase 120,000 shares of common stock and/or 120,000 redeemable warrants.

         In July 1996, the holders of the 120,000 underwriter non-redeemable warrants exercised all of these warrants. Upon exercise at $0.24 per warrant, the holders received 120,000 redeemable warrants and 120,000 revised non-redeemable warrants.

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                           IBIS TECHNOLOGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



         On July 24, 1997, the Company notified the holders of its 1,380,000 publicly traded Redeemable Common Stock Purchase Warrants and its 120,000 privately held Underwriter Redeemable Common Stock Purchase Warrants that it would redeem these Warrants on August 26, 1997 at the redemption price of $.20 per Warrant. Prior to August 26, 1997, based on additional anti-dilutive adjustments, the holder of a Public Warrant had the right to exercise such Warrant to acquire 1.044 shares of the Company's Common Stock at a price of $8.05 per share and the holder of an Underwriter Redeemable Warrant had the right to exercise such Warrant to acquire 1.09 shares of Common Stock at a price of $9.26 per share. The Company received net proceeds of approximately $10.1 million through the exercise of its Public Warrants. The holders of approximately 92% of the Public Warrants elected to exercise the Warrants rather than have them redeemed. Approximately 1,327,000 shares of Common Stock were issued upon exercise of the Public Warrants. None of the Underwriter Redeemable Warrants were exercised and all were redeemed.

         During 1997, 4,500 Underwriters Non-Redeemable Warrants were exercised for 4,698 shares of Common Stock; at December 31, 1997, there were 115,500 Underwriter Non-Redeemable Warrants outstanding, exercisable for an aggregate of 120,582 shares of Common Stock at $8.05 per share.

         At December 31, 1997, there were additionally warrants to purchase 9,336, 2,500, 29,166, 35,478 and 4,177 shares of common stock at $7.23, $2.16,
$2.16, $5.75 and $8.40 per share, respectively (see note 6).

(12) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF BUSINESS RISK

         The Company sells its products to a limited number of semiconductor manufacturers primarily in the United States.

         Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:


                              GOVERNMENT                 OTHER                        TOTAL
                           -----------------  -------------------------------     -----------------
                                              SIGNIFICANT
           YEAR ENDED        AMOUNT       %    CUSTOMERS       AMOUNT      %        AMOUNT       %
           ----------      ----------    ---  -----------    ----------   ---     ----------    ---
       December 31, 1995   $  764,000    16%        2        $1,990,000   43%     $2,754,000    59%
       December 31, 1996   $  396,000     4%        1        $5,768,000   61%     $6,164,000    65%
       December 31, 1997   $1,235,000    18%        1        $  856,000   13%     $2,091,000    31%


         Accounts receivable from government sales amounted to approximately $93,000 and $159,000 at December 31, 1996 and 1997, respectively. Accounts receivable from other significant customers amounted to $64,000 and $123,000 at December 31, 1996 and 1997, respectively.

         Export sales to unaffiliated customers in 1995 and 1996 were less than 10% of total revenues. During 1997, export sales to unaffiliated customers represented 13% of total revenues.

         During 1995, 1996 and 1997, the Company purchased substantially all of its conventional bulk silicon wafers from one supplier. An interruption in the delivery of these wafers could have a material adverse effect on the Company's results of operations.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

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

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION


ITEM 14(a)(3)  Exhibits
               --------

               The following is a list of exhibits filed as part of this Annual Report on Form 10-K.


 EXHIBIT
 NUMBER                  DESCRIPTION
 ------                  -----------

  * 3.1   -  Restated Articles of Organization of Registrant (Filed as
             Exhibit 3.1)

  * 3.2   -  Restated By-Laws of the Registrant, as amended (Filed as
             Exhibit 3.2)

  * 4.1   -  Article 4 of Restated Articles of Organization (Filed as
             Exhibit 4.1)

  * 4.2   -  Form of Common Stock Certificate (Filed as Exhibit 4.2)

  * 4.3   -  Form of Redeemable Warrant Certificate (Filed as Exhibit 4.3)

  * 4.4   -  Amended and Restated Shareholders Agreement dated as of August 17,
             1989, as amended, among the Registrant and certain holders of Common Stock (Filed as Exhibit 4.4)

  *10.1   -  Master Agreement, dated as of August 7, 1992, among the Registrant,
             Dr. Hilton Glavish, and Zimec, Inc. (Filed as Exhibit 10.1)

  *10.2   -  Sublicense Agreement, dated December 21, 1993, among the
             Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
             Exhibit 10.2)

 *+10.3   -  Business Development Agreement, dated as of July 15, 1994, between the Registrant and Mitsubishi Materials Corporation (Filed as
             Exhibit 10.3)

  *10.4   -  Lease Agreement, dated December 22, 1987, as amended, between the
             Registrant and Thomas J. Flatley d/b/a The Flatley Company
             ("Flatley") (Filed as Exhibit 10.4)

  10.4A   -  Fifth Amendment to Lease Agreement, dated February 4, 1997 between the Registrant and Flatley (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended
             March 31, 1997 and Incorporated herein by reference).

  *10.5   -  Master Lease Agreement, dated September 14, 1993, between the
             Registrant and Comdisco, Inc. ("Comdisco") (Filed as Exhibit 10.5)

  *10.6   -  Warrant Agreement, dated as of October 26, 1993, as amended, between the Registrant and Comdisco (Filed as Exhibit 10.6)

  *10.7   -  Warrant, dated November 15, 1990, as amended, issued by the
             Registrant to Phoenix Venture Incorporated (Filed as Exhibit 10.7)

  *10.8   -  Master Equipment Lease Agreement, dated as of September 22, 1993, as amended, between the Registrant and Financing for Science
             International, Inc. ("FSI"), as assigned to General Electric
             Capital Corporation as of April 29, 1994 (Filed as Exhibit 10.8)

  *10.9   -  Warrant, dated October 1, 1993, issued by the Registrant to FSI
             (Filed as Exhibit 10.9)

 *10.10   -  Warrant, dated January 2, 1991, as amended, issued by the
             Registrant to Venlease Associates (Filed as Exhibit 10.10)

 *10.11   -  Form of Noncompetition, Nondisclosure and Assignment of Inventions
             Agreement between the Registrant and each current employee of the Registrant (Filed as Exhibit 10.11)

+*10.12   -  Employment Agreement, dated December 20, 1993, as amended, between the Registrant and Geoffrey Ryding (Filed as Exhibit 10.12)

+*10.13   -  Ibis Technology Corporation 1988 Stock Option Plan (Filed as
             Exhibit 10.13)

+*10.14   -  Form of Stock Option Agreement under 1988 Stock Option Plan (Filed as Exhibit 10.14)

+*10.15   -  Ibis Technology Corporation 1993 Employee, Director and Consultant
             Stock Option Plan as amended (Filed as Exhibit 10.15 to the
             Company's Quarterly Report on Form 10-Q for the Quarter Ended
             September 30, 1996 and Incorporated herein by reference)

+*10.16   -  Form of Stock Option Agreement under 1993 Employee, Director and
             Consultant Stock Option Plan (Filed as Exhibit 10.16)

+*10.17   -  1995/1996 Incentive Compensation Plan of the Registrant (Filed as
             Exhibit 10.17)

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION






 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

*++10.18    -   Capacity Option Agreement, dated September 21, 1995, between
                Registrant and Motorola Corporation (Filed as Exhibit 10.18)

   *10.19   -   Letter Agreement, dated March 4, 1994, as amended, between the
                Registrant and Fleet Bank of Massachusetts, N.A. ("Fleet")
                (Filed as Exhibit 10.19)

   *10.19A  -   Amendment to Letter Agreement, dated February 2, 1996, between the Registrant and Fleet (Filed as Exhibit 10.19A)

   *10.20   -   Master Equipment Lease Agreement, dated November 1, 1995,
                between Registrant and FSI (Filed as Exhibit 10.20)

   *10.21   -   Bill of Sale dated November 22, 1995 between the Registrant and
                FSI (Filed as Exhibit 10.21)

   *10.22   -   Sale and Leaseback Agreement dated as of November 1, 1995
                between the Registrant and FSI (Filed as Exhibit 10.22)

   *10.23   -   Reserve Pledge and Security Agreement dated as of November 1,
                1995 between FSI and Registrant (Filed as Exhibit 10.23)

   *10.24   -   Warrant issued by Registrant in favor of FSI dated November 22,
                1995 for the Purchase of shares of Common Stock of the Registrant (Filed as Exhibit 10.24)

   *10.25   -   Sales Representative Agreement, dated February 17, 1995, between the Registrant and Young Woo High Tech (Filed as Exhibit 10.25)

   *10.26   -   Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit
                10.26)

   *10.27   -   License Agreement, dated as of September 1, 1994, between the
                Registrant and Nissin Electric Co., Ltd. (Filed as Exhibit
                10.27)

   *10.28   -   Underwriter's Warrant Agreement, dated May 27, 1994, between the
                Registrant and Josephthal Lyon & Ross Incorporated
                ("Josephthal") (Filed as Exhibit 10.28)

   *10.29   -   Underwriting Agreement, dated May 20, 1994, between, the
                Registrant and Josephthal (Filed as Exhibit 10.29)

   *10.30   -   Warrant Agreement, dated as of May 20, 1994, between the
                Registrant and Continental Stock Transfer & Trust Company (Filed as Exhibit 10.30)

    10.31   -   Contract, as amended, dated May 25, 1994, between the Registrant and the Defense Nuclear Agency (Filed as Exhibit 10.31 to the
                Company's Quarterly Report on Form 10-Q for the Quarter Ended
                June 30, 1996 and Incorporated herein by reference).

   10.32    -   Equipment Purchase Master Agreement, dated as of May 22, 1996, between Registrant, and IBM (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 0-13078) filed on September 12, 1996 and Incorporated herein by reference).

   10.33    -   Description of Fees Paid to Ted R. Dintersmith, Ph.D. (Filed as
                Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  +10.34    -   Employment Agreement, dated October 23, 1997 between the
                Registrant and Martin J. Reid.

  +10.35    -   Ibis Technology Corporation 1997 Employee, Director and
                Consultant Stock Option Plan (Filed as Exhibit 99.1 to the
                Company's Form S-8 (File No. 333-45247) filed on January 30,
                1998 and Incorporated herein by reference).

   10.36    -   License Agreement, dated June 27, 1996, between the Registrant and Orion Equipment, Inc. ("Orion")

   10.37    -   Modification to License Agreement, dated August 28, 1997,
                between the Registrant and Orion

   10.38    -   Consulting Services Agreement, dated as of April 22, 1997, between the Registrant and Orion

      23    -   Consent and Report on Financial Statement Schedule of KPMG Peat
                Marwick LLP

      27    -   Financial Data Schedule

--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 333-1174, effective April 2, 1996.

+ Confidential treatment previously obtained from Securities and Exchange Commission; filed as Exhibit No. 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994. Request for extension of confidential treatment filed on November 12, 1997 with the Securities and Exchange Commission. The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

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

(B) Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts

ITEM 14(b)        REPORTS ON FORM 8-K

The Company filed with the Commission on October 24, 1997, a Current Report on Form 8-K for the October 24, 1997 event reporting the public dissemination of a press release announcing the appointment, effective December 1, 1997, of Martin
J. Reid as its President and Chief Executive Officer and as a member of the Board of Directors.

The Company filed with the Commission on November 5, 1997, a Current Report on form 8-K for the November 4, 1997 event reporting the public dissemination of a press release announcing that it had been awarded three new research and development contracts, totaling approximately $400,000.

--------------------------------------------------------------------------------
                                                     IBIS TECHNOLOGY CORPORATION



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 24, 1998.

                                            IBIS TECHNOLOGY CORPORATION

                                            By: /s/ Martin J. Reid
                                                -------------------------------
                                                Martin J. Reid
                                                President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


    Signatures                                 Title                       Date
    ----------                                 -----                       ----


By: /s/ Richard Hodgson                 Chairman of the Board           March 24, 1998
    ---------------------------------   of Directors and Director
    Richard Hodgson

By: /s/ Martin J. Reid                  President, Chief Executive      March 24, 1998
    ---------------------------------   Officer (principal executive
    Martin J. Reid                      officer) and Director

By: /s/ Debra L. Nelson                 Chief Financial Officer,        March 24, 1998
    ---------------------------------   Treasurer, Clerk, (principal
    Debra L. Nelson                     financial and accounting
                                        officer)

By: /s/ Dimitri A. Antoniadis, Ph.D.    Director                        March __, 1998
    ---------------------------------
    Dimitri A. Antoniadis, Ph.D.

By: /s/ Robert L. Gable                 Director                        March 24, 1998
    ---------------------------------
    Robert L. Gable

By: /s/ Donald McGuinness               Director                        March 24, 1998
    ---------------------------------
    Donald McGuinness

By: /s/ Peter  H. Rose, Ph.D.           Director                        March 24, 1998
    ---------------------------------
    Peter H. Rose, Ph.D.

By: /s/ Geoffrey Ryding, Ph.D.          Director                        March 24, 1998
    ---------------------------------
    Geoffrey Ryding, Ph.D.


--------------------------------------------------------------------------------
IBIS TECHNOLOGY CORPORATION



                                                                     SCHEDULE II



                           IBIS TECHNOLOGY CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                          BALANCE AT                                  BALANCE AT
                                         BEGINNING OF     CHARGED       AMOUNTS         END OF
           DESCRIPTION                      PERIOD      TO EXPENSE    WRITTEN OFF       PERIOD
           -----------                      ------      ----------    -----------       ------

Allowance for Doubtful Accounts
December 31, 1995.......................  $     --         7,550             --          7,550
December 31, 1996.......................     7,550            --             --          7,550
December 31, 1997.......................     7,550        33,000             --         40,550

Reserve for Inventory Obsolescence
December 31, 1995.......................  $ 64,000        92,576         65,576         91,000
December 31, 1996.......................    91,000        87,000         11,000        167,000
December 31, 1997.......................   167,000       213,000        302,000         78,000







46