Form 10-Q
period 1998-03-31
IBIS TECHNOLOGY CORP
filed 1998-05-14
CIK 855182

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


For the Quarterly Period Ended MARCH 31, 1998     Commission file number 0-23150


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


                                 (978) 777-4247
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


6,732,836 shares of Common Stock, par value $.008, were outstanding on May 8, 1998.

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1 - FINANCIAL  INFORMATION

    Item 1 - Financial Statements:

      Balance Sheets
          December 31, 1997 and  March 31, 1998............................   3

      Statements of Operations
          Three Months Ended March 31, 1997 and 1998.......................   4

      Statements of Cash Flows
          Three Months Ended March 31, 1997 and 1998.......................   5

      Notes to Financial Statements........................................   6

    Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   7



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................  13

Item 2 - Changes in Securities.............................................  13

Item 3 - Defaults upon Senior Securities...................................  13

Item 4 - Submission of Matters to a Vote of Security Holders...............  13

Item 5 - Other Information.................................................  13

Item 6 - Exhibits and Reports on Form 8-K .................................  13

Signatures.................................................................  15

Exhibit Index..............................................................  16

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS


                                                                            (UNAUDITED)
                                                        DECEMBER 31,         MARCH 31,
                                                            1997               1998
                                                        ------------       ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................ $ 13,309,823       $ 12,556,629
  Accounts receivable, trade, net......................    1,064,607          1,187,041
  Unbilled revenue.....................................      230,490            205,815
  Inventories (note 3).................................      487,031            545,850
  Prepaid expenses and other current assets............      124,711             75,628
                                                        ------------       ------------
        Total current assets...........................   15,216,662         14,570,963
                                                        ------------       ------------
Property and equipment.................................   17,695,312         18,735,496
  Less: Accumulated depreciation and amortization......   (8,250,372)        (8,714,656)
                                                        ------------       ------------
        Net property and equipment.....................    9,444,940         10,020,840
Patents and other assets, net..........................      256,638            179,317
                                                        ------------       ------------
        Total assets................................... $ 24,918,240       $ 24,771,120
                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Capital lease obligation, current.................... $    474,539       $    491,777
  Accounts payable.....................................      691,325          1,235,727
  Accrued liabilities..................................    1,193,504            999,645
                                                        ------------       ------------
        Total current liabilities......................    2,359,368          2,727,149
                                                        ------------       ------------

Capital lease obligation, noncurrent...................      498,685            369,084
Other accrued liabilities..............................    1,303,187          1,277,232
                                                        ------------       ------------
        Total liabilities..............................    4,161,240          4,373,465
                                                        ------------       ------------

STOCKHOLDERS' EQUITY:
  Undesignated preferred stock, $.01 par value
  Authorized 2,000,000 shares; none issued.............           --                 --
  Common stock, $.008 par value
  Authorized 10,000,000 shares; issued 6,628,728 and
    6,715,004 shares in 1997 and 1998, respectively....       53,030             53,720
  Additional paid-in capital...........................   35,593,999         36,143,038
  Accumulated deficit..................................  (14,890,029)       (15,799,103)
                                                        ------------       ------------
        Total stockholders' equity.....................   20,757,000         20,397,655
                                                        ------------       ------------
        Total liabilities and stockholders' equity..... $ 24,918,240       $ 24,771,120
                                                        ============       ============



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                             1997            1998
                                                          ----------     -----------

SALES AND REVENUE:
  Product sales ......................................    $1,113,948     $ 1,006,698
  Contract and other revenue .........................       524,753         490,203
  Equipment revenue ..................................          --           200,000
                                                          ----------     -----------
          Total sales and revenue (note 2) ...........     1,638,701       1,696,901

COST OF SALES AND REVENUE:
  Cost of product sales ..............................       980,454       1,312,538
  Cost of contract and other revenue .................       343,629         365,913
  Cost of equipment revenue ..........................          --           125,198
                                                          ----------     -----------
          Total cost of sales and revenue ............     1,324,083       1,803,649
                                                          ----------     -----------

          Gross profit (loss) ........................       314,618        (106,748)
                                                          ----------     -----------

OPERATING EXPENSES:
  General and administrative .........................       337,583         444,500
  Marketing and selling ..............................       110,049         114,585
  Research and development ...........................       347,694         381,955
                                                          ----------     -----------
          Total operating expenses ...................       795,326         941,040
                                                          ----------     -----------

           Loss from operations ......................      (480,708)     (1,047,788)
                                                          ----------     -----------

OTHER INCOME (EXPENSE):
  Interest income ....................................       103,288         174,690
  Interest expense ...................................       (58,703)        (34,720)
  Other ..............................................            16              --
                                                          ----------     -----------
          Total other income .........................        44,601         139,970
                                                          ----------     -----------

           Loss before income taxes ..................      (436,107)       (907,818)

Income tax expense ...................................         1,256           1,256
                                                          ----------     -----------

           Net loss ..................................    $ (437,363)    $  (909,074)
                                                          ==========     ===========

Net loss per common share - basic and diluted ........    $    (0.08)    $     (0.14)
                                                          ==========     ===========

Weighted average number of common shares outstanding -
  basic and diluted ..................................     5,190,839       6,670,718
                                                          ==========     ===========



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ---------------------------
                                                                  1997            1998
                                                              -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................    $  (437,363)    $  (909,074)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization .......................        518,688         476,811
     Changes in operating assets and liabilities .........          9,765         217,093
                                                              -----------     -----------

       Net cash provided by (used in) operating activities         91,090        (215,170)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ....................     (2,387,344)     (1,040,184)
  Decrease in other assets ...............................         79,327          64,794
                                                              -----------     -----------

       Net cash used in investing activities .............     (2,308,017)       (975,390)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations ..................       (219,700)       (112,363)
  Exercise of stock options ..............................          2,719         549,729
                                                              -----------     -----------

       Net cash provided by (used in) financing activities       (216,981)        437,366
                                                              -----------     -----------

       Net decrease in cash and cash equivalents .........     (2,433,908)       (753,194)

Cash and cash equivalents, beginning of period ...........      9,201,016      13,309,823
                                                              -----------     -----------

Cash and cash equivalents, end of period .................    $ 6,767,108     $12,556,629
                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ...............    $    54,790     $    34,720
                                                              ===========     ===========




                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


(1)   INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1997, and have been prepared by the Company in accordance with generally accepted accounting principles.

      The interim financial statements are unaudited, but in the opinion of management include all adjustments which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1997 which are included in the Annual Report on Form 10-K.

(2)   REVENUE RECOGNITION

      Product sales are recognized upon shipment. Revenue derived from consulting services is recognized upon performance. Contract and equipment revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents contract revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3)   INVENTORIES

      Inventories consist of the following:

                                                    DECEMBER 31,     MARCH 31,
                                                        1997            1998
                                                    ------------     ---------

       Raw materials................................  $221,378        $274,471
       Work in process..............................   105,607          87,299
       Finished goods...............................   160,046         184,080
                                                      --------        --------
                                                      $487,031        $545,850
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

      Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Since 1993, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the quarter ended March 31, 1998 and for the fiscal year ended December 31, 1997, commercial product sales (measured in dollar volume) represented 93% and 83%, respectively, of total product sales compared with 48% of total product sales for the fiscal year ended December 31, 1993. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. In the second quarter of 1997, however, the Company announced that two of its customers had indicated their intentions to adopt SIMOX-SOI technology in commercial products.

      During 1996 the Company recognized revenue from the sale of an Ibis 1000 implanter to a semiconductor manufacturer. This was the first implanter the Company sold and accounted for 40% of total revenue in 1996. During the first quarter of 1998, the Company entered into negotiations with two current customers of the Company for the sale of an aggregate of three Ibis 1000 implanters. The Company received a confirming purchase order for one Ibis 1000 implanter from one of these customers during April 1998. There can be no assurance that the Company will successfully complete the negotiations with the second customer to sell two additional implanters. During 1997 the Company experienced quarterly fluctuations in wafer sales due to reduced wafer requirements from one of the Company's customers. In addition, repair and maintenance on the first Ibis 1000, use of the second Ibis 1000 for SIMOX-SOI development, and a mismatch of capacity and wafer size requirements of customer orders all contributed to the quarterly fluctuation in wafer sales. During 1998 the Company may continue to see fluctuations in revenue as customer demands shift during various stages of the SIMOX-SOI sales cycle and until the Company has a sufficient number of Ibis 1000's on-line such that specific implanters can be dedicated to the various products, sizes and continued research and development efforts.

      The Company currently has two Ibis 1000 oxygen implanters on-line, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. Two Ibis 1000 implanters are currently under construction and the Company has begun to procure parts for two additional implanters. The Company anticipates that three of these implanters will be sold to customers and one will be used to increase the Company's internal production capacity. One Ibis 1000 implanter is in the final qualification phase, the second implanter is scheduled for completion during the second half of 1998; the two remaining implanters are anticipated to be completed in the first quarter of 1999. During the year ended December 31, 1997, the Company phased the two NV-200 implanters out of production. Consequently, all SIMOX-SOI wafers are being produced on the Ibis 1000's. As the Company expands its production capacity in

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


anticipation of expected increases in demand, it is anticipated that gross margins on product sales will initially be adversely affected until the implanters operate at or near full capacity. There can be no assurance, however, that the Company will succeed in attracting a sufficient number of customers and/or orders for SIMOX-SOI wafers to offset such production costs or that the Company will prevail over its competition.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED TO FIRST QUARTER ENDED
MARCH 31, 1997

      PRODUCT SALES. Product sales decreased to $1,006,698 for the first quarter ended March 31, 1998, a decrease of $107,250 or 10% from $1,113,948 for the first quarter ended March 31, 1997. The decrease in product sales is attributable to a lower average sales price due to a different product mix; the number of wafers sold has slightly increased, however, there was a higher ratio of lower priced four inch wafers sold in the first quarter ended March 31, 1998 compared to the first quarter ended March 31, 1997.

      CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the first quarter ended March 31, 1998 to $490,203 from $524,753 for the first quarter ended March 31, 1997, a decrease of $34,550 or 7%. The decrease in contract and other revenue is attributable to decreased revenues derived from a contract for consulting services related to the implementation of magnetic scanning technology previously licensed to this customer, Orion Equipment, Inc. ("Orion"). Revenue from the Orion contract amounted to approximately $322,000 and $136,000 in the first quarter of 1997 and 1998, respectively. The decrease in contract and other revenue was partially offset by an increase in government contract revenue. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and the Company expects that all work under the Orion contract will cease by the end of the second quarter of 1998.

      EQUIPMENT REVENUE. Equipment revenue of $200,000 for the first quarter ended March 31, 1998 represents revenue recognized using the percentage-of-completion method in connection with the sale of an implanter that was shipped in 1996. The revenue was deferred until certain software upgrades were delivered, an event which occurred during the first quarter of 1998. This sale represents the only sale of an Ibis 1000 implanter to a customer to date.

      TOTAL COST OF REVENUE. Cost of product sales for the first quarter ended March 31, 1998 was $1,312,538, as compared to $980,454 for the first quarter ended March 31, 1997, an increase of $332,084 or 34%. Cost of contract and other revenue for the first quarter ended March 31, 1998 was $365,913, as compared to $343,629 for the first quarter ended March 31, 1997, an increase of $22,284, or 6%. Cost of equipment revenue for the first quarter ended March 31, 1998 was $125,198. The negative gross margin for all sales was 6% for the first quarter ended March 31, 1998 as compared with a gross margin of 19% for the first quarter ended March 31, 1997. This decrease in gross margin is primarily attributable to lower product margins due to a lower average sales price and increased costs such as upgrades, repairs and maintenance on implanters and epitaxial material. In addition, in the first quarter of 1997, the Company had four implanters on-line and the excess capacity was used to produce wafers for stock resulting in more costs allocated to inventory than in the first quarter of 1998.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter ended March 31, 1998 were $444,500 (or 26% of total revenue) as compared to $337,583 (or 21% of total revenue) for the first quarter ended March 31, 1997, an increase of $106,917, or 32%. This increase is primarily due to an

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increase in professional fees. Also contributing to the increase were higher training expenses, securities compliance fees and directors' fees in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

      MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the first quarter ended March 31, 1998 were $114,585 (or 7% of total revenue) as compared to $110,049 (or 7% of total revenue) for the first quarter ended March 31, 1997, an increase of $4,536 or 4%. This increase is attributable to increases in trade show expenditures and related travel expenses, offset by a decrease in public relations expenses.

      RESEARCH AND DEVELOPMENT. Internally funded research and development expenses have increased by $34,261, or 10%, to $381,955 (or 23% of total revenue) for the first quarter ended March 31, 1998, as compared to $347,694 (or 21% of total revenue) for the first quarter ended March 31, 1997. The increase is due primarily to an increase in the purchase of engineering materials.

      LOSS FROM OPERATIONS. The loss from operations for the first quarter ended March 31, 1998 was $1,047,788 as compared to a loss of $480,708 for the first quarter ended March 31, 1997, an increase of $567,080 or 118%. The increase in the loss from operations is attributable to lower product margins and an increase in operating expenses.

      OTHER INCOME (EXPENSE). Total other income for the first quarter ended March 31, 1998 was $139,970 as compared to total other income of $44,601 for the first quarter ended March 31, 1997, an increase of $95,369 or 214%. The increase in total other income is attributable to interest income earned on the proceeds from the August 1997 exercise of its Public Warrants as well as reduced interest expense on capitalized leases.

      LOSS BEFORE INCOME TAXES. The loss before income taxes was $907,818 for the first quarter ended March 31, 1998, as compared to $436,107 for the first quarter ended March 31, 1997, an increase of $471,712 or 108%. The increase in the loss from operations is attributable to lower product margins and an increase in operating expenses.

IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 98 for 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998, the Company had cash and cash equivalents of $12,556,629. During the first quarter ended March 31, 1998, the Company used $215,170 in cash from operating activities as compared to cash provided by operating activities in the amount of $91,090 for the same period in 1997. Depreciation and amortization expense for the first quarters ended March 31, 1998 and 1997 was $476,811 and $518,688, representing 28% and 32% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. At March 31, 1998, the Company had commitments to purchase approximately $2,059,000 in material or subassemblies to be used to manufacture the additional Ibis 1000 implanters and approximately $323,000 in capital equipment.

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

      The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance further expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations are believed to be sufficient to support the Company's operations on their anticipated scale for at least the next twelve months. Management of the Company currently believes that this anticipated scale of operations will include additional Ibis 1000 oxygen implanters (in addition to its two oxygen implanters currently on-line), the purchase of support equipment and expansion of the Company's facilities.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company is required to present both basic net income per share and diluted net income per share. The Company adopted SFAS No. 128 in its quarter ending December 31, 1997 and both basic and diluted net loss per share represent the same number due to antidilution factors.

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

      Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. Under SOP 98-1, certain consulting, payroll and related costs for company consultants or employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. Previously, the Company had expensed these costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations in the first quarter of 1998 or financial position at March 31, 1998.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


BUSINESS OUTLOOK

      This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1995, 1996 and 1997, revenues from four customers averaged in the aggregate between 25% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the dependence by the Company on revenues from its consulting arrangement with Orion (during 1995, 1996 and 1997, consulting revenues were approximately 0%, 2% and 26%, respectively, of the Company's revenues, so that the expected loss of Orion as a source of consulting fees by the end of the second quarter of 1998 and the failure of the Company to obtain other sources of consulting revenue could have a material impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

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

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits furnished as Exhibits hereto:

               27 -      Financial Data Schedule

         (b)   Reports on Form 8-K

               The Company filed with the Securities and Exchange Commission (the "Commission") on February 4, 1998 a Current Report on Form 8-K for the February 3, 1998 event reporting the public dissemination of a press release announcing the expected financial results for the year ended December 31, 1997. The Company also announced the promotion of the Chief Electronics Engineer to Vice President of Engineering and the hiring of a new Chief Financial Officer.

               The Company filed with the Commission on March 6, 1998 a Current Report on Form 8-K for the March 5, 1998 event reporting the public dissemination of a press release announcing (i) the receipt of purchase orders for two Ibis 1000 oxygen implanters from one customer and a letter of intent for one Ibis 1000 oxygen implanter from another customer, and (ii) its financial results for the fourth quarter and fiscal year ended December 31, 1997.

               The Company filed with the Commission on March 12, 1998 a Current Report on Form 8-K for the March 11, 1998 event reporting the public dissemination of a press release announcing that Mitsubishi Materials Corporation had issued a letter of intent to purchase an Ibis 1000 oxygen implanter and had entered into discussions regarding a licensing agreement. The letter of intent was previously disclosed in the March 5, 1998 press release and Form 8-K Current Report as filed with the Commission on March 6, 1998.

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION


               The Company filed with the Commission on March 17, 1998 a Current Report on Form 8-K for the March 16, 1998 event reporting the public dissemination of a press release announcing it had been awarded two research and development contracts, totaling approximately $1,041,000, by various government agencies.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Ibis Technology Corporation



Date: May 14, 1998             By: /s/ Nancy J. Neill
                                   -------------------------------------------
                                   Nancy J. Neill
                                   Controller


Date: May 14, 1998             By: /s/ Debra L. Nelson
                                   -------------------------------------------
                                   Debra L. Nelson
                                   Chief Financial Officer,Treasurer and Clerk
                                   (principal financial and accounting officer)

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION                              PAGE
-----------                        -----------                              ----

27                             Financial Data Schedule                       17