Form 10-Q
period 1998-06-30
IBIS TECHNOLOGY CORP
filed 1998-08-13
CIK 855182

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


For the Quarterly Period Ended  June 30, 1998   Commission file number   0-23150
                                -------------                            -------


                           Ibis Technology Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                         04-2987600
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                     32 Cherry Hill Drive, Danvers, MA                 01923
------------------------------------------------------------------------------
                (Address of principal executive offices)            (Zip Code)


                                 (978) 777-4247
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes   X           No ___


6,764,760 shares of Common Stock, par value $.008, were outstanding on August 7, 1998.


                                              Total Number of Pages     65
                                              Exhibit Index at Page     19

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX


                                                                    Page
PART 1 - FINANCIAL INFORMATION                                     Number
-------------------------------                                    ------
Item 1 - Financial Statements:

  Balance Sheets
    December 31, 1997 and June 30, 1998 (unaudited)...............    3

  Statements of Operations
    Three Months Ended June 30, 1997 and 1998 (unaudited)
    and Six Months Ended June 30, 1997 and 1998 (unaudited).......    4

  Statements of Cash Flows
    Six Months Ended June 30, 1997 and 1998 (unaudited)...........    5

  Notes to Financial Statements (unaudited) ......................    6

Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations .............................    8



PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings .......................................   16

Item 2 - Changes in Securities ...................................   16

Item 3 - Defaults upon Senior Securities .........................   16

Item 4 - Submission of Matters to a Vote of Security Holders .....   16

Item 5 - Other Information .......................................   17

Item 6 - Exhibits and Reports on Form 8-K ........................   17

Signatures .......................................................   18

Exhibit Index ....................................................   19


                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                              December 31,       June 30,
                                                                                 1997              1998
                                                                              ------------       --------
Assets
Current assets:
   Cash and cash equivalents .............................................   $ 13,309,823    $ 13,763,817
   Accounts receivable, trade, net .......................................      1,064,607       2,034,689
   Unbilled revenue ......................................................        230,490       1,948,564
   Inventories (note 3) ..................................................        487,031       4,965,604
   Prepaid expenses and other current assets .............................        124,711         153,873
                                                                             ------------     -----------
         Total current assets ............................................     15,216,662      22,866,547
                                                                             ------------     -----------
Property and equipment ...................................................     17,695,312      14,647,326
   Less:  Accumulated depreciation and amortization ......................     (8,250,372)     (9,180,907)
                                                                             ------------     -----------
         Net property and equipment ......................................      9,444,940       5,466,419
Patents and other assets, net ............................................        256,638         168,217
                                                                             ------------     -----------
         Total assets ....................................................   $ 24,918,240    $ 28,501,183
                                                                             ------------    ------------
                                                                             ------------    ------------

Liabilities and Stockholders' Equity
Current liabilities:
   Capital lease obligation, current.....................................    $    474,539    $    509,641
   Accounts payable ......................................................        691,325       2,811,053
   Accrued liabilities ...................................................      1,193,504       2,961,244
                                                                             ------------     -----------
         Total current liabilities .......................................      2,359,368       6,281,938
                                                                             ------------     -----------
                                                                             ------------     -----------

Capital lease obligation, noncurrent .....................................        498,685         234,776
Other accrued liabilities ................................................      1,303,187       1,275,231
                                                                             ------------      ----------
         Total liabilities ...............................................      4,161,240       7,791,945
                                                                             ------------      ----------

Stockholders' equity:
   Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued .............................           --              --
   Common stock, $.008 par value
    Authorized 20,000,000 shares; issued 6,628,728 and
       6,759,769 shares in 1997 and 1998, respectively ...................         53,030          54,051
    Additional paid-in capital ...........................................     35,593,999      36,368,429
    Accumulated deficit ..................................................    (14,890,029)    (15,713,242)
                                                                              ------------    -----------
         Total stockholders' equity ......................................     20,757,000      20,709,238
                                                                              ------------    -----------
         Total liabilities and stockholders' equity ......................   $ 24,918,240    $ 28,501,183
                                                                              ------------    -----------
                                                                              ------------    -----------



                     See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended          Six months ended
                                                               June 30,                      June 30,
                                                 -------------------------------   --------------------------
                                                       1997           1998             1997         1998
                                                 -------------   ---------------   ------------  ------------
Sales and revenue:
  Product sales .................................   $   512,580    $ 1,011,010    $ 1,626,528    $ 2,017,708
  Contract and other revenue ....................       899,153        292,852      1,423,906        783,055
  Equipment revenue .............................          --        4,000,000           --        4,200,000
                                                    -----------    -----------    -----------    -----------
      Total sales and revenue (note 2) ..........     1,411,733      5,303,862      3,050,434      7,000,763

Cost of sales and revenue:
  Cost of product sales .........................       997,511      1,259,056      1,977,965      2,571,594
  Cost of contract and other revenue ............       507,238        272,057        850,867        637,970
  Cost of equipment revenue .....................          --        2,688,811           --        2,814,009
                                                    -----------    -----------    -----------    -----------
      Total cost of sales and revenue ...........     1,504,749      4,219,924      2,828,832      6,023,573
                                                    -----------    -----------    -----------    -----------

      Gross profit (loss) .......................       (93,016)     1,083,938        221,602        977,190
                                                    -----------    -----------    -----------    -----------

Operating expenses:
  General and administrative ....................       388,078        503,140        725,661        947,640
  Marketing and selling .........................       135,208        102,814        245,257        217,399
  Research and development ......................       316,432        545,997        664,126        927,952
                                                    -----------    -----------    -----------    -----------
      Total operating expenses ..................       839,718      1,151,951      1,635,044      2,092,991
                                                    -----------    -----------    -----------    -----------


      Loss from operations ......................      (932,734)       (68,013)    (1,413,442)    (1,115,801)
                                                    -----------    -----------    -----------    -----------


Other income (expense):
  Interest income ...............................        74,875        183,921        178,163        358,611
  Interest expense ..............................       (49,012)       (30,048)      (107,715)       (64,768)
  Other .........................................           240           --              256           --
                                                    -----------    -----------    -----------    -----------
      Total other income ........................        26,103        153,873         70,704        293,843
                                                    -----------    -----------    -----------    -----------

      Profit (loss) before income taxes .........      (906,631)        85,860     (1,342,738)      (821,958)

Income tax expense ..............................          --             --            1,256          1,256
                                                    -----------    -----------    -----------    -----------


      Net profit (loss) .........................   $  (906,631)   $    85,860    $(1,343,994)   $  (823,214)
                                                    ===========    ===========    ===========    ===========


Net profit (loss) per common share:
 Basic..........................................    $     (0.17)   $      0.01    $     (0.26)   $     (0.12)
                                                    ===========    ===========    ===========    ===========
 Diluted .......................................    $     (0.17)   $      0.01    $     (0.26)   $     (0.12)
                                                    ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding:
 Basic ..........................................     5,221,257      6,738,536      5,207,301      6,704,814
                                                    ===========    ===========    ===========    ===========
 Diluted ........................................     5,221,257      7,071,017      5,207,301      6,704,814
                                                    ===========    ===========    ===========    ===========



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six months ended
                                                                                             June 30,
                                                                                  -----------------------------
                                                                                       1997              1998
                                                                                  --------------   ------------
Cash flows from operating activities:
   Net loss ....................................................................   $ (1,343,994)   $   (823,214)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
     Depreciation and amortization .............................................      1,044,525         955,203
     Changes in operating assets and liabilities ...............................     (1,144,025)      1,133,353
                                                                                  --------------   ------------

         Net cash provided by (used in)
             operating activities ..............................................     (1,443,494)      1,265,342
                                                                                  --------------   ------------

Cash flows from investing activities:
   Additions to property and equipment .........................................     (2,907,287)     (1,421,748)
   Increase in other assets ....................................................         49,920          63,756
                                                                                  --------------   ------------

         Net cash used in investing activities .................................     (2,857,367)     (1,357,992)
                                                                                  --------------   ------------

Cash flows from financing activities:
   Payments of capital lease obligations .......................................       (391,717)       (228,807)
   Exercise of stock options ...................................................         50,230         775,451
                                                                                  --------------   ------------

         Net cash provided by (used in) financing activities ...................       (341,487)        546,644
                                                                                   ------------    ------------

         Net increase (decrease) in cash and cash equivalents ..................     (4,642,348)        453,994

Cash and cash equivalents, beginning of period .................................      9,201,016      13,309,823
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  4,558,668    $ 13,763,817
                                                                                  --------------   ------------
                                                                                  --------------   ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ....................................   $    103,484    $     64,768
                                                                                  --------------   ------------
                                                                                  --------------   ------------




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

         In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1997 which are included in the Annual Report on Form 10-K.

(2) Revenue Recognition

         Product sales are recognized upon shipment. Revenue derived from consulting services is recognized upon performance. Contract and equipment revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents equipment and contract revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3) Inventories

         Inventories consist of the following:

                                    December 31,   June 30,
                                       1997          1998
                                    -----------  ----------

Raw materials ..................   $  221,378   $  256,271
      Work in process ..........      105,607       61,036
      Finished goods ...........      160,046      177,774
                                   ----------   ----------
        Subtotal wafer inventory   $  487,031   $  495,081
      Equipment inventory                --     $4,470,523
                                   ----------   ----------
        Total inventories          $  487,031   $4,965,604
                                   ==========   ==========



         Equipment inventory at June 30, 1998 was classified as property and equipment in prior financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(4) Earnings Per Share Reconciliation

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:


                                                       Three months ended                           Six months ended
                                                           June 30,                                      June 30,
                                                 ------------------------------------        ---------------------------
                                                       1997                 1998                   1997             1998
                                                 ---------------       --------------        ---------------------------


Basic net income (loss) .................   $          (906,631)   $          85,860   $         (1,343,994)   $  (823,214)
                                            ===================    =================   ====================    ===========

Weighted average common
   shares outstanding-basic .............             5,221,257            6,738,536              5,207,301      6,704,814
                                            ===================    =================   ====================    ===========

Net additional common shares upon assumed
   exercise of stock options and warrants                  --                332,481                   --             --
                                            -------------------    -----------------   --------------------    -----------



Weighted average common
   shares outstanding-diluted ...........             5,221,257            7,071,017              5,207,301      6,704,814
                                            ===================    =================   ====================    ===========

Net income (loss) per common share
         Basic ..........................   $             (0.17)   $            0.01   $              (0.26)   $     (0.12)
                                            ===================    =================   ====================    ===========


         Diluted ........................   $             (0.17)   $            0.01   $              (0.26)   $     (0.12)
                                            ===================    =================   ====================    ===========


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

         Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Since 1993, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the six months ended June 30, 1998 and for the fiscal year ended December 31, 1997, commercial product sales (measured in dollar volume) represented 78% and 83%, respectively, of total product sales compared with 48% of total product sales for the fiscal year ended December 31, 1993. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. In the second quarter of 1997, however, the Company announced that two of its customers had indicated their intentions to adopt SIMOX-SOI technology in commercial products.

         During the second quarter of 1998, the Company recognized revenue from the sale of two Ibis 1000 implanters to a major semiconductor manufacturer. The Company also received a confirming purchase order and a deposit for one Ibis 1000 implanter from another customer during this quarter. There were no equipment sales in 1997. During 1997, the Company experienced quarterly fluctuations in wafer sales due to reduced wafer requirements from one of the Company's customers. In addition, repair and maintenance on the first Ibis 1000, use of the second Ibis 1000 for SIMOX-SOI development, a mismatch of capacity and wafer size requirements of customer orders and dependence on a limited number of customers all contributed to the quarterly fluctuation in wafer sales. The Company may continue to see fluctuations in revenue due to equipment sales, shifts in customer demands during various stages of the SIMOX-SOI sales cycle and until the Company has a sufficient number of Ibis 1000's on-line such that specific implanters can be dedicated to the various products, sizes and continued research and development efforts.

         The Company currently has two Ibis 1000 oxygen implanters, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. One Ibis 1000 implanter is currently undergoing customer acceptance and three implanters are under construction and are at various stages of completion. During the second quarter ended June 30, 1998, the Company recognized revenue on two of these implanters using the percentage-of-completion method. The Company anticipates that the remaining revenue on these two implanters and one additional implanter will be recognized during the next three quarters as construction and/or milestones are completed. The remaining implanter is anticipated to be completed in the first half of 1999 and will be used for research and development and to increase the Company's internal production capacity. During the year ended December 31, 1997, the Company

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


phased the two NV-200 implanters out of production. Consequently, all SIMOX-SOI wafers are being produced on the Ibis 1000's. As the Company operates below capacity or expands its production capacity in anticipation of expected increases in demand, its gross margins on product sales will initially be adversely affected until the implanters operate at or near full capacity. There can be no assurance, however, that the Company will succeed in attracting a sufficient number of customers and/or orders for SIMOX-SOI wafers to offset such production costs or that the Company will prevail over its competition.

Results of Operations

Second Quarter Ended June 30, 1998 Compared to Second Quarter Ended June 30,
1997

         Product Sales. Product sales increased $498,430, or 97%, to $1,011,010 for the second quarter ended June 30, 1998 from $512,580 for the second quarter ended June 30, 1997. The increase in product sales is attributable to increased wafer sales to Japan and a new government program that was entered into in the first quarter of 1998. In addition, wafer production related issues contributed to the decreased level of product sales during the second quarter of 1997. The first event was a component failure and subsequent upgrade on the first Ibis 1000 implanter which resulted in a ten-week production loss. The other matter was the dedication of the second Ibis 1000 to process development for a specific customer. This decision resulted in a six-week loss of production.

         Contract and Other Revenue. Contract and other revenue decreased for the second quarter ended June 30, 1998 to $292,852 from $899,153 for the second quarter ended June 30, 1997, a decrease of $606,301 or 67%. The decrease in contract and other revenue is attributable to decreased revenues derived from a contract for consulting services for Orion Equipment, Inc. ("Orion"). Revenue from the Orion contract amounted to approximately $305,000 and $21,000 in the second quarter of 1997 and 1998, respectively. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and primarily all of the work under the Orion contract was completed by the end of the second quarter of 1998. During 1997, the Company began selling spare parts to the purchaser of the Ibis 1000 implanter sold in 1996. For the second quarter ended June 30, 1998 the sale of spare parts decreased to $36,245 from $314,190, a decrease of $277,945 or 88%. These sales accounted for 12% of contract and other revenue for the second quarter ended June 30, 1998 as compared to 35% for the second quarter ended June 30, 1997.

         Equipment Revenue. Equipment revenue of $4,000,000 for the second quarter ended June 30, 1998 represents revenue recognized using the percentage-of-completion method in connection with the sale of two Ibis 1000 implanters. The Company anticipates that the remaining revenue on these two implanters and one additional implanter will be recognized during the next three quarters as construction and/or milestones are completed. There were no equipment sales in 1997.

         Total Sales and Revenue. Total sales and revenue for the second quarter ended June 30, 1998 was $5,303,862, an increase of $3,892,129, or 276%, from total revenue of $1,411,733 for the second quarter ended June 30, 1997. This increase resulted from the equipment revenue and an increase in product sales which was partially offset by decreased contract and other revenue.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Total Cost of Revenue. Cost of product sales for the second quarter ended June 30, 1998 was $1,259,056, as compared to $997,511 for the second quarter ended June 30, 1997, an increase of $261,545 or 26%. Cost of contract revenue for the second quarter ended June 30, 1998 was $272,057, as compared to $507,238 for the second quarter ended June 30, 1997, a decrease of $235,181, or 46%. Cost of equipment revenue for the second quarter ended June 30, 1998 was $2,688,811. The gross margin for all sales was 20% for the second quarter ended June 30, 1998 as compared to negative 7% for the second quarter ended June 30, 1997. The increase in gross margin is primarily attributable to the profit recognized from equipment revenue in the quarter. The improvement in gross margin is also the result of the fundamental fixed cost nature of product sales which were absorbed by more wafers during the second quarter of 1998 compared to the same quarter in the previous year. The product mix during this year's second quarter consisted of a greater concentration of larger wafer sizes which resulted in a higher average sales price per wafer. Cost of sales for contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the mix of cost-type, firm fixed price and cost share arrangements. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         General and Administrative Expenses. General and administrative expenses for the second quarter ended June 30, 1998 were $503,140 (or 9% of total revenue) as compared to $388,078 (or 27% of total revenue) for the second quarter ended June 30, 1997, an increase of $115,062, or 30%. The increase is due to increases in payroll and payroll related expenses. Also contributing to the increase were higher professional service fees incurred in the quarter.

         Marketing and Selling Expenses. Marketing and selling expenses for the second quarter ended June 30, 1998 were $102,814 (or 2% of total revenue) as compared to $135,208 (or 10% of total revenue) for the second quarter ended June 30, 1997, a decrease of $32,394, or 24%.

         Research and Development Expenses. Internally funded research and development expenses increased by $229,565, or 73%, to $545,997 (or 10% of total revenue) for the second quarter ended June 30, 1998, as compared to $316,432 (or 22% of total revenue) for the second quarter ended June 30, 1997. The increase is primarily due to an increase in materials along with increases in payroll expenses. In the prior year quarter a greater percentage of personnel was devoted to funded projects, including the Orion contract, and thus payroll and payroll related expenses for these personnel were included in cost of contract and other revenue.

         Loss from Operations. The loss from operations for the second quarter ended June 30, 1998 was $68,013 as compared to a loss of $932,734 for the second quarter ended June 30, 1997, a decrease of $864,721, or 93%. The decrease in the loss from operations is the result of equipment revenue and increase in product sales revenue which were partially offset by the increase in operating expenses.

         Other Income (Expense). Total other income for the second quarter ended June 30, 1998 was $153,873 as compared to $26,103 for the second quarter ended June 30, 1997, an increase of $127,770, or 489%. The increase in total other income is attributable to interest income earned on the proceeds from the August, 1997 exercise of its Public Warrants as well as reduced interest expense on capitalized leases.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Profit Before Income Taxes. The profit before income taxes was $85,860 for the second quarter ended June 30, 1998, as compared to a loss of $906,631 for the second quarter ended June 30, 1997. The improvement of $992,491, or 110%, is due to equipment revenue recognized in the quarter ended June 30, 1998 and the increased product sales and was partially offset by decreased contract and other revenue.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Product Sales. Product sales increased $391,180, or 24%, to $2,017,708 for the six months ended June 30, 1998 from $1,626,528 for six months ended June 30, 1997. The increase in product sales is attributable to increased wafer sales to Europe, Japan and government programs. Sales in the United States remained constant. Also contributing to the increase in product sales compared to the prior year period were wafer production related issues arising during the second quarter of 1997 which had a negative impact on wafer sales during that period.

         Contract and Other Revenue. Contract and other revenue decreased for the six months ended June 30, 1998 to $783,055 from $1,423,906 for the six months ended June 30, 1997, a decrease of $640,851, or 45%. This decrease is attributable to decreased revenues derived from a contract for consulting services related to implementation of the magnetic scanning technology previously licensed to this customer, Orion. Revenue from the Orion contract amounted to approximately $627,000 and $157,000 in the first half of 1997 and 1998 respectively. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and primarily all of the work under the Orion contract was completed by the end of the second quarter of 1998. During 1997 the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 28% of contract and other revenue for the six months ended June 30, 1997 but were only 15% of the contract and other revenue for the six months ended
June 30, 1998.

         Equipment Revenue. Equipment revenue of $4,200,000 was recognized using the percentage of completion method for the six months ended June 30, 1998 for the sale of two Ibis 1000 implanters to a major semiconductor manufacturer. There was no equipment revenue recognized in 1997. There was also a commitment and deposit received from another customer for the purchase of one Ibis 1000 implanter. The Company anticipates that the remaining revenue on the two implanters and the additional implanter will be recognized during the next three quarters as construction and/or milestones are completed.

         Total Sales and Revenue. Total sales and revenue for the six months ended June 30, 1998 was $7,000,763, an increase of $3,950,329, or 130%, from total revenue of $3,050,434 for the six months ended June 30, 1997. This increase resulted from the recognition of equipment revenue and the increase in product sales and was partially offset by decreased contract and other revenue.

         Total Cost of Revenue. Cost of product sales for the six months ended June 30, 1998 was $2,571,594, as compared to $1,977,965 for the six months ended June 30, 1997, an increase of $593,629 or 30%. Cost of contract revenue for the six months ended June 30, 1998 was $637,970, as compared to $850,867 for the six months ended

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

June 30, 1997, a decrease of $212,897, or 25%. Cost of equipment revenue for the six months ended June 30, 1998 was $2,814,009. The gross margin for all sales was 14% for the six months June 30, 1998 as compared to 7% for the six months ended June 30, 1997. The increase in gross margin is attributable to the profit recognized from equipment revenue in the first six months ended June 30, 1998. Cost of sales for contract and other revenue consists of labor and materials expended during the period. Contract margins can vary from year to year based on the mix of cost type, firm fixed price and cost share arrangements. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1998 were $947,640 (or 14% of total revenue) as compared to $725,661 (or 24% of total revenue) for the six months ended June 30, 1997, an increase of $221,979, or 31%. The increase is due to increases in payroll, payroll related expenses and professional service fees.

         Marketing and Selling Expenses. Marketing and selling expenses for the six months ended June 30, 1998 were $217,399 (or 3% of total revenue) as compared to $245,257 (or 8% of total revenue) for the six months ended June 30, 1997, a decrease of $27,858 or 11%.

         Research and Development Expenses. Internally funded research and development expenses increased by $263,826, or 40%, to $927,952 (or 13% of total revenue) for the six months ended June 30, 1998, as compared to $664,126 (or 22% of total revenue) for the six months ended June 30, 1997. The increase is primarily due to increases in payroll along with materials. In the prior year six-month period, a greater percentage of personnel was devoted to funded projects, including the Orion contract, and thus payroll and payroll related expenses for these personnel were included in the cost of contact and other revenue.

         Loss from Operations. The loss from operations for the six months ended June 30, 1998 was $1,115,801 as compared to a loss of $1,413,442 for the six months ended June 30, 1997, a decrease of $297,641 or 21%. The decrease in loss from operations is the result of recognition of equipment revenue and increased product sales which were partially offset by the increase in operating expenses.

         Other Income (Expense). Total other income for the six months ended June 30, 1998 was $293,843 as compared to $70,704 for the six months ended June 30, 1997. The increase in total other income is attributable to interest income earned on the proceeds from the August 1997 exercise of its Public Warrants as well as reduced interest expense on capital leases.

         Loss Before Income Taxes. The loss before income taxes was $821,958 for the six months ended June 30, 1998, as compared to $1,342,738 for the six months ended June 30, 1997, a decrease of $520,780 or 39%. The decrease in loss before income taxes is the result of equipment revenue recognized under the percentage-of-completion method in the first six months of 1998 and the increased product sales offset by the increase in operating expenses.

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

Liquidity and Capital Resources

         As of June 30, 1998, the Company had cash and cash equivalents of $13,763,817. During the six months ended June 30, 1998, the Company generated $1,265,342 in cash from operating activities as compared to cash consumed by operating activities in the amount of $1,443,494 for the same period in 1997. Depreciation and amortization expense for the six months ended June 30, 1998 and 1997 was $955,203 and $1,044,525, representing 14% and 34% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. At June 30, 1998, the Company had commitments to purchase approximately $749,000 in material or subassemblies to be used to manufacture the additional Ibis 1000 implanters and approximately $142,000 in capital equipment. During the six month period ending June 30, 1998, the Company received deposits on the sale of two implanters in the amount of $3 million.

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

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. Effective January 1, 1998 the Company adopted SFAS 130, which had no impact on the financial statements of the Company.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. Under SOP 98-1, certain consulting, payroll and related costs for company consultants or employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. Previously, the Company had expensed these costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations in the first six months of 1998 or financial position at June 30, 1998.

Effects of Inflation

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

Business Outlook

         The Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1995, 1996 and 1997, revenues from four customers averaged in the aggregate between 25% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the dependence by the Company on revenues from its consulting arrangement with Orion (during 1995, 1996, and 1997, consulting revenues were approximately 0%, 2%, and 26%, respectively, of the Company's revenues, so that the loss of Orion as a source of consulting fees by the end of the second quarter of 1998 and the failure of the Company to obtain other sources of consulting revenue could have a material impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the dependence by the Company on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held on May 14, 1998. The following matters were voted on at the meeting:

         (1) Three persons were elected to the Board of Directors of the Company to serve for a term ending in the Year 2001 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director:


                Name                      Vote For             Vote Withheld
                ----                      ---------            -------------
                Dimitri Antoniadis        5,689,175            163,566
                Robert L. Gable           5,689,175            163,566
                Martin J. Reid            5,690,175            162,566

         Donald F. McGuinness and Peter H. Rose continue to serve as Directors for terms which expire in 1999 and Richard Hodgson and Geoffrey Ryding continue to serve as Directors for terms which expire in 2000.

         (2) The Stockholders of the Company approved the adoption of the Company's 1997 Employee, Director and Consultant Stock Option Plan and the reservation of 750,000 shares of Common Stock for stock options which may be granted under the 1997 Plan. This proposal was approved with 2,255,632 votes for, 402,938 votes against, 42,992 abstentions and 3,151,179 broker non-votes.

         (3) The Stockholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. This proposal was approved with 5,767,490 votes for, 63,471votes against and 21,780 abstentions.

         (4) The Stockholders of the Company approved an amendment to the Company's Articles of Organization to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares. This proposal was approved with 5,700,999 votes for, 118,594 against and 33,148 abstentions.

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION

Item 5 - Other Information
         To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than December 1, 1998. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than March 15, 1999 and no earlier than February 13, 1999. All stockholder proposals should be marked for the attention of Clerk, Ibis Technology Corporation, 32 Cherry Hill Drive, Danvers, MA 01923.

Item     6 - Exhibits and Reports on Form 8-K

             (a) Exhibits furnished as Exhibits hereto:

                  +10.39 Purchase Order, dated April 14, 1998, from Mitsubishi Materials Silicon Corporation.

                  +10.40 Task Order, dated April 10, 1998, between the Registrant and International Business Machines Corporation ("IBM").

                  +10.41 Licensing and Development Agreement, dated June 9, 1998, between the Registrant and IBM.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company filed with the Securities and Exchange Commission (the "Commission") on April 3, 1998 a Current Report on Form 8-K for the April 2, 1998 event reporting that Dr. Julian Blake had joined the Company as its Director of Technology.

                  The Company filed with the Commission on May 13, 1998 a Current Report on Form 8-K for the May 11, 1998 event reporting the financial results for the first quarter ended March 31, 1998. The company also announced that it has received a confirming purchase order for an Ibis 1000 implanter from Mitsubishi Materials Corporation through its Mitsubishi Materials Silicon Corporation Subsidiary. A letter of intent for this purchase was previously disclosed in the Company's March 5, 1998 press release.

                  The Company filed with the Commission on June 10, 1998 a Current Report on Form 8-K for the June 9, 1998 event reporting that it had completed the sale of two Ibis 1000 implanters to IBM Corporation in a transaction valued at approximately $8 million. The sale to IBM includes an equipment licensing and development agreement which gives IBM the right to a royalty-bearing, non-exclusive license to supplement Ibis equipment manufacturing capacity. The purchase orders for the two implanters were previously disclosed in Ibis press released dated March 5, 1998.

                  ---------------
                  + Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Ibis Technology Corporation



Date:   August 13, 1998    By:      /s/Debra L. Nelson
                               -----------------------
                                  Debra L. Nelson
                                  Chief Financial Officer, Treasurer and Clerk
                                  (principal financial and accounting officer)


Date:   August 13, 1998    By:      /s/Thomas F. Lacey
                                ----------------------
                                  Thomas F. Lacey
                                  Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



Exhibit No.                                 Description                                                         Page
-----------                                 -----------                                                         ----
+10.39            Purchase Order, dated April 14, 1998, from Mitsubishi Materials Silicon Corporation.           20

+10.40            Task Order, dated April 10, 1998, between the Registrant and International Business            23
                  Machines Corporation ("IBM").

+10.41            Licensing and Development Agreement, dated June 9, 1998, between the Registrant
                  and IBM.                                                                                       41

27                Financial Data Schedule                                                                        65


                  ---------------
                  + Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.