Form 10-Q
period 1998-09-30
IBIS TECHNOLOGY CORP
filed 1998-11-13
CIK 855182

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20569

                              Form 10-Q


        [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  Or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended  September 30, 1998
                                ------------------

Commission file number    0-23150
                          --------

                           Ibis Technology Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                  04-2987600
      -------------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


             32 Cherry Hill Drive, Danvers, MA            01923
             ---------------------------------          ----------
             (Address of principal executive offices)   (Zip Code)


                                 (978) 777-4247
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                    Yes   X    No
                                                        -----     ------


6,829,767 shares of Common Stock, par value $.008, were outstanding on November 9, 1998.


                                               Total Number of Pages    25
                                               Exhibit Index at Page    19

                     IBIS TECHNOLOGY CORPORATION

                                INDEX



PART 1 - FINANCIAL  INFORMATION                                            Page
-------------------------------                                          Number
                                                                         ------
  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 1997 and September 30, 1998 (unaudited) .........         3


    Statements of Operations
        Three Months Ended September 30, 1997 and 1998 (unaudited)
         and Nine Months Ended September 30, 1997 and 1998 (unaudited)         4


    Statements of Cash Flows
        Nine Months Ended September 30, 1997 and 1998 (unaudited) ....         5

    Notes to Financial Statements (unaudited) ........................         6


  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..........................         8



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...........................................        17


Item 2 - Changes in Securities .......................................        17


Item 3 - Defaults upon Senior Securities .............................        17


Item 4 - Submission of Matters to a Vote of Security Holders .........        17


Item 5 - Other Information ...........................................        17


Item 6 - Exhibits and Reports on Form 8-K ............................        17


Signatures ...........................................................        18


Exhibit Index ........................................................        19

                     IBIS TECHNOLOGY CORPORATION

                            BALANCE SHEETS


                                                                                    Unaudited)
                                                              December 31,         September 30,
                                                                  1997                 1998
                                                              ------------         ------------
Assets
Current assets:
  Cash and cash equivalents ..........................        $ 13,309,823         $ 11,039,295
  Accounts receivable, trade, net ....................           1,064,607            1,810,766
  Unbilled revenue ...................................             230,490            3,033,683
  Inventories (note 3) ...............................           4,879,087            3,394,239
  Prepaid expenses and other current assets ..........             124,711              134,620
                                                              ------------         ------------
      Total current assets ...........................          19,608,718           19,412,603
                                                              ------------         ------------
Property and equipment ...............................          13,303,256           14,883,053
  Less:  Accumulated depreciation and amortization ...          (8,250,372)          (9,552,167)
                                                              ------------         ------------
      Net property and equipment .....................           5,052,884            5,330,886
Patents and other assets,  net .......................             256,638              155,097
                                                              ------------         ------------
      Total  assets ..................................        $ 24,918,240         $ 24,898,586
                                                              ------------         ------------
                                                              ------------         ------------

Liabilities and Stockholders' Equity
Current liabilities:
  Capital lease obligation, current ..................        $    474,539         $    536,498
  Accounts payable ...................................             691,325              478,283
  Accrued liabilities ................................           1,193,504            1,342,543
                                                              ------------         ------------
      Total current liabilities ......................           2,359,368            2,357,324
                                                              ------------         ------------

Capital lease obligation, noncurrent .................             498,685              137,449
Other accrued liabilities ............................           1,303,187            1,396,577
                                                              ------------         ------------
      Total liabilities ..............................           4,161,240            3,891,350
                                                              ------------         ------------

Stockholders' equity:
  Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued .........                --                   --
  Common stock, $.008 par value
    Authorized 20,000,000 shares; issued 6,628,728 and
       6,825,280 shares in 1997 and 1998, respectively              53,030               54,602
    Additional paid-in capital .......................          35,593,999           36,571,303
    Accumulated deficit ..............................         (14,890,029)         (15,618,669)
                                                              ------------         ------------
      Total stockholders' equity .....................          20,757,000           21,007,236
                                                              ------------         ------------

      Total liabilities and stockholders' equity .....        $ 24,918,240         $ 24,898,586
                                                              ------------         ------------
                                                              ------------         ------------



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                        ----------------------------    ----------------------------
                                                            1997            1998            1997            1998
                                                        ------------    ------------    ------------    ------------
Sales and revenue:
 Product sales ......................................   $  1,074,295    $    445,010    $  2,700,823    $  2,462,718
 Contract and other revenue .........................      1,089,071         290,591       2,512,977       1,073,646
 Equipment revenue ..................................           --         4,152,000            --         8,352,000
                                                        ------------    ------------    ------------    ------------
    Total sales and revenue (note 2) ................      2,163,366       4,887,601       5,213,800      11,888,364
                                                        ------------    ------------    ------------    ------------

Cost of sales and revenue:
 Cost of product sales ..............................      1,138,879       1,046,387       3,116,844       3,617,981
 Cost of contract and other revenue .................        741,116         247,965       1,591,983         885,935
 Cost of equipment revenue ..........................           --         2,583,149            --         5,397,158
                                                        ------------    ------------    ------------    ------------
    Total cost of sales and revenue .................      1,879,995       3,877,501       4,708,827       9,901,074
                                                        ------------    ------------    ------------    ------------

    Gross profit ....................................        283,371       1,010,100         504,973       1,987,290
                                                        ------------    ------------    ------------    ------------

Operating expenses:
 General and administrative .........................        315,044         427,734       1,040,705       1,375,374
 Marketing and selling ..............................        114,173         102,534         359,430         319,933
 Research and development ...........................        346,655         495,263       1,010,781       1,423,215
                                                        ------------    ------------    ------------    ------------
    Total operating expenses ........................        775,872       1,025,531       2,410,916       3,118,522
                                                        ------------    ------------    ------------    ------------
    Loss from operations ............................       (492,501)        (15,431)     (1,905,943)     (1,131,232)
                                                        ------------    ------------    ------------    ------------

Other income (expense):
 Interest income ....................................        102,656         136,729         280,819         495,340
 Interest expense ...................................        (29,651)        (26,724)       (137,366)        (91,492)
 Other ..............................................           --              --               256            --
                                                        ------------    ------------    ------------    ------------
    Total other income ..............................         73,005         110,005         143,709         403,848
                                                        ------------    ------------    ------------    ------------

    Profit (loss) before income taxes ..............        (419,496)         94,574      (1,762,234)       (727,384)

Income tax expense ..................................           --              --             1,256           1,256
                                                        ------------    ------------    ------------    ------------

    Net profit (loss) ...............................   $   (419,496)   $     94,574    $ (1,763,490)   $   (728,640)
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------

Net profit (loss) per common share:
 Basic ..............................................   $      (0.07)   $       0.01    $      (0.33)   $      (0.11)
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------
 Diluted ............................................   $      (0.07)   $       0.01    $      (0.33)   $      (0.11)
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------

Weighted average number of common shares outstanding:
 Basic ..............................................      5,774,010       6,786,416       5,402,808       6,732,314
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------

 Diluted ............................................      5,774,010       7,061,658       5,402,808       6,732,314
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   Nine months ended
                                                                                      September 30,
                                                                                ----------------------------
                                                                                    1997           1998
                                                                                ------------    ------------
Cash flows from operating activities:

  Net loss ..................................................................   $ (1,763,490)   $   (728,640)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and  amortization ...........................................      1,563,099       1,338,684
   Changes in operating assets and liabilities ..............................     (1,283,986)     (2,045,026)
                                                                                ------------    ------------
      Net cash used in operating activities .................................     (1,484,377)     (1,434,982)
                                                                                ------------    ------------

Cash flows from investing activities:
  Additions to property and equipment .......................................     (3,311,329)     (1,579,883)
  (Increase) decrease in other assets .......................................           (100)         64,738
                                                                                ------------    ------------
      Net cash used in investing activities .................................     (3,311,429)     (1,515,145)
                                                                                ------------    ------------
Cash flows from financing activities:
  Payments of capital lease obligations .....................................       (528,670)       (299,277)
  Exercise of stock options .................................................        176,398         978,876
  Proceeds from warrant redemption,
      net of redemption costs ...............................................     10,102,193            --
                                                                                ------------    ------------
      Net cash provided by financing activities .............................      9,749,921         679,599
                                                                                ------------    ------------
      Net increase (decrease) in cash and cash equivalents ..................      4,954,115      (2,270,528)

Cash and cash equivalents, beginning of period ..............................      9,201,016      13,309,823
                                                                                ------------    ------------

Cash and cash equivalents, end of period ....................................   $ 14,155,131    $ 11,039,295
                                                                                ------------    ------------
                                                                                ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $    160,903    $     91,492
                                                                                ------------    ------------
                                                                                ------------    ------------
  Capital lease obligations incurred ........................................   $       --      $     50,204
                                                                                ------------    ------------
                                                                                ------------    ------------



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

(3)  Change In Estimate

     During the quarter the Company changed depreciable lives for some of its equipment from five years to eight years. As a result, depreciation for the quarter was reduced by approximately $123,000.

(4)  Inventories

     Inventories consist of the following:


                                         December 31,   September 30,
                                            1997             1998
                                          ----------     ----------
Raw materials .........................   $  221,378     $  203,547
Work in process .......................      105,607         32,560
Finished goods ........................      160,046        176,372
                                          ----------     ----------
  Subtotal wafer inventory ............   $  487,031     $  412,479
             Equipment inventory ......    4,392,056      2,981,760
                                          ----------     ----------
                      Total inventories   $4,879,087     $3,394,239
                                          ----------     ----------
                                          ----------     ----------


     A portion of property and equipment was reclassified as equipment inventory for both periods presented.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  Earnings Per Share Reconciliation

     The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:


                                                Three months ended          Nine months ended
                                                   September 30,               September 30,
                                            --------------------------   --------------------------
                                                1997          1998          1997            1998
                                            -----------    -----------   -----------    -----------
Basic net income (loss) .................   $  (419,496)   $    94,574   $(1,763,490)   $  (728,640)
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

Weighted average common
  shares outstanding-basic ..............     5,774,010      6,786,416     5,402,808      6,732,314
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

Net additional common shares upon assumed
  exercise of stock options and warrants           --          275,242          --             --
                                            -----------    -----------   -----------    -----------

Weighted average common
  shares outstanding-diluted ............     5,774,010      7,061,658     5,402,808      6,732,314
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

Net income (loss) per common share
      Basic .............................   $     (0.07)   $      0.01   $     (0.33)   $     (0.11)
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

      Diluted ...........................   $     (0.07)   $      0.01   $     (0.33)   $     (0.11)
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

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

     Until 1993, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Since 1993, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications. For the nine months ended September 30, 1998 and for the fiscal year ended December 31, 1997, commercial product sales (measured in dollar volume) represented 80% and 83%, respectively, of total product sales compared with 48% of total product sales for the fiscal year ended December 31, 1993. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. However, three of the Company's customers have indicated their intentions to adopt SIMOX-SOI technology in commercial products.

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

     The Company currently has two Ibis 1000 oxygen implanters, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. Two Ibis 1000 implanters are currently undergoing customer acceptance and two implanters are under construction and are at various stages of completion. During the third quarter ended September 30, 1998, the Company recognized revenue on two of these implanters using the percentage-of-completion method. There were no equipment sales in 1997. The Company anticipates that the remaining revenue on three implanters will be recognized during the next two quarters as construction and/or milestones are completed. The remaining implanter is anticipated to be completed in the first half of 1999.

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

Results of Operations

Third Quarter Ended September 30, 1998 Compared to Third Quarter Ended September 30, 1997

     Product Sales. Product sales decreased $629,285, or 59%, to $445,010 for the third quarter ended September 30, 1998 from $1,074,295 for the third quarter ended September 30, 1997. The decrease in product sales is attributable to decreased wafer sales worldwide. In addition, wafer production related issues during the second quarter of 1997 contributed to the increased level of product sales during the third quarter of 1997.

     Contract and Other Revenue. Contract and other revenue decreased for the third quarter ended September 30, 1998 to $290,591 from $1,089,071 for the third quarter ended September 30, 1997, a decrease of $798,480 or 73%. The decrease in contract and other revenue is attributable to decreased revenues derived from a contract for consulting services for Orion Equipment, Inc. ("Orion"). Revenue from the Orion contract amounted to approximately $688,000 and $4,000 in the third quarter of 1997 and 1998, respectively. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and primarily all of the work under the Orion contract was completed by the end of the second quarter of 1998. During 1997, the Company began selling spare parts to the purchaser of the Ibis 1000 implanter sold in 1996. For the third quarter ended September 30, 1998 the sale of spare parts decreased to $24,841 from $61,905 for the third quarter of 1997, a decrease of $37,064 or 60%. These sales accounted for 9% of contract and other revenue for the third quarter ended September 30, 1998 as compared to 6% for the third quarter ended September 30, 1997.

     Equipment Revenue. Equipment revenue of $4,152,000 for the third quarter ended September 30, 1998 represents revenue recognized using the percentage-of-completion method in connection with the sale of two Ibis 1000 implanters. The Company anticipates that the remaining revenue on these two implanters and one additional implanter will be recognized during the next two quarters as construction and/or milestones are completed. There were no equipment sales in 1997.

     Total Sales and Revenue. Total sales and revenue for the third quarter ended September 30, 1998 was $4,887,601, an increase of $2,724,235, or 126%, from total revenue of $2,163,366 for the third quarter ended September 30, 1997. This increase resulted from the equipment revenue which was partially offset by decreased product sales and decreased contract and other revenue.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Total Cost of Sales and Revenue. Cost of product sales for the third quarter ended September 30, 1998 was $1,046,387, as compared to $1,138,879 for the third quarter ended September 30, 1997, a decrease of $92,492 or 8%. Cost of contract revenue for the third quarter ended September 30, 1998 was $247,965, as compared to $741,116 for the third quarter ended September 30, 1997, a decrease of $493,151, or 67%. Cost of equipment revenue for the third quarter ended September 30, 1998 was $2,583,149 as compared to no cost in the quarter ended September 30, 1997. The gross margin for all sales was 21% for the third quarter ended September 30, 1998 as compared to 13% for the third quarter ended September 30, 1997. The increase in gross margin is attributable to the profit recognized from equipment revenue in the quarter. The fundamental fixed cost nature of product sales, which was absorbed by a smaller number of wafers sold during the third quarter of 1998 as compared to the same quarter in the previous year, resulted in a negative impact on margins. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

     General and Administrative Expenses. General and administrative expenses for the third quarter ended September 30, 1998 were $427,734 (or 9% of total revenue) as compared to $315,044 (or 15% of total revenue) for the third quarter ended September 30, 1997, an increase of $112,690, or 36%. The increase is due to increases in payroll and payroll related expenses. Also contributing to the increase was higher professional service fees incurred in the quarter.

     Marketing and Selling Expenses. Marketing and selling expenses for the third quarter ended September 30, 1998 were $102,534 (or 2% of total revenue) as compared to $114,173 (or 5% of total revenue) for the third quarter ended September 30, 1997, a decrease of $11,639, or 10%.

     Research and Development Expenses. Internally funded research and development expenses increased by $148,608, or 43%, to $495,263 (or 10% of total revenue) for the third quarter ended September 30, 1998, as compared to $346,655 (or 16% of total revenue) for the third quarter ended September 30, 1997. The increase is primarily due to an increase in materials along with increases in payroll expenses. In the prior year quarter a greater percentage of personnel was devoted to funded projects, including the Orion contract, such that payroll and payroll related expenses for these personnel were included in cost of contract and other revenue.

     Loss from Operations. The loss from operations for the third quarter ended September 30, 1998 was $15,431 as compared to a loss of $492,501 for the third quarter ended September 30, 1997, a decrease of $477,070, or 97%. The decrease in the loss from operations is the result of equipment revenue, (as compared to no equipment revenue recognized in the third quarter of 1997), which was offset by decreases in product sales and contract and other revenue, as well as the increase in operating expenses.

     Other Income (Expense). Total other income for the third quarter ended September 30, 1998 was $110,005 as compared to $73,005 for the third quarter ended September 30, 1997, an increase of $37,000, or 51%. The increase in total other income is attributable to interest income earned on the proceeds from the August, 1997 exercise of the Company's Public Warrants as well as reduced interest expense on capitalized leases.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Profit (Loss) Before Income Taxes. The profit before income taxes was $94,574 for the third quarter ended September 30, 1998, as compared to a loss of $419,496 for the third quarter ended September 30, 1997. The improvement of $514,070, or 123%, is due to equipment revenue recognized in the quarter ended September 30, 1998, which was partially offset by decreases in product sales and contract and other revenue.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Product Sales. Product sales decreased $238,105, or 9%, to $2,462,718 for the nine months ended September 30, 1998 from $2,700,823 for nine months ended September 30, 1997. The decrease in product sales is attributable to decreased wafer sales in the United States. Sales in Europe and Japan increased overall during this nine month period.

     Contract and Other Revenue. Contract and other revenue decreased for the nine months ended September 30, 1998 to $1,073,646 from $2,512,977 for the nine months ended September 30, 1997, a decrease of $1,439,331, or 57%. This decrease is attributable to decreased revenues derived from a contract for consulting services for Orion. Revenue from the Orion contract amounted to approximately $1,315,000 and $161,000 in the nine months ended September 30, 1997 and 1998, respectively. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and primarily all of the work under the Orion contract was completed by the end of the second quarter of 1998. During 1997 the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 18% of contract and other revenue for the nine months ended September 30, 1997 but were only 13% of the contract and other revenue for the nine months ended September 30, 1998.

     Equipment Revenue. Equipment revenue of $8,352,000 was recognized using the percentage-of-completion method for the nine months ended September 30, 1998 for the sale of three Ibis 1000 implanters to two major semiconductor manufacturers. There was no equipment revenue recognized in 1997. The Company anticipates that the remaining revenue on the three implanters will be recognized during the next two quarters as construction and/or milestones are completed.

     Total Sales and Revenue. Total sales and revenue for the nine months ended September 30, 1998 was $11,888,364, an increase of $6,674,564, or 128%, from total revenue of $5,213,800 for the nine months ended September 30, 1997. This increase resulted from the recognition of equipment revenue, which was partially offset by decreased product sales and contract and other revenue.

     Total Cost of Sales and Revenue. Cost of product sales for the nine months ended September 30, 1998 was $3,617,981, as compared to $3,116,844 for the nine months ended September 30, 1997, an increase of $501,137 or 16%. Cost of contract and other revenue for the nine months ended September 30, 1998 was $885,935, as compared to $1,591,983 for the nine months ended September 30, 1997, a decrease of $706,048, or 44%. Cost of equipment revenue for the nine months ended September 30, 1998 was $5,397,158 as compared to no cost for the nine months ended September 30, 1997. The gross margin for all sales was 17% for the nine months ended September 30, 1998 as compared to 10% for the nine months ended September 30, 1997. The increase in gross margin is attributable to the profit recognized from equipment revenue in the first nine months of

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1998. The fundamental fixed cost nature of product sales, which was absorbed by a smaller number of wafers sold during this time period, resulted in a negative impact on margins. Cost of contract and other revenue consists of labor and materials expended during the period. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1998 were $1,375,374 (or 12% of total revenue) as compared to $1,040,705 (or 20% of total revenue) for the nine months ended September 30, 1997, an increase of $334,669, or 32%. The increase is due to increases in payroll, payroll related expenses and professional service fees.

     Marketing and Selling Expenses. Marketing and selling expenses for the nine months ended September 30, 1998 were $319,933 (or 3% of total revenue) as compared to $359,430 (or 7% of total revenue) for the nine months ended September 30, 1997, a decrease of $39,497 or 12%.

     Research and Development Expenses. Internally funded research and development expenses increased by $412,434, or 41%, to $1,423,215 (or 12% of total revenue) for the nine months ended September 30, 1998, as compared to $1,010,781 (or 19% of total revenue) for the nine months ended September 30, 1997. The increase is primarily due to increases in payroll and materials. In the prior year nine-month period, a greater percentage of personnel was devoted to funded projects, including the Orion contract, such that payroll and payroll related expenses for these personnel were included in the cost of contract and other revenue.

     Loss from Operations. The loss from operations for the nine months ended September 30, 1998 was $1,131,232 as compared to a loss of $1,905,943 for the nine months ended September 30, 1997, a decrease of $774,711, or 41%. The decrease in loss from operations is the result of the increase in recognition of equipment revenue, which was partially offset by decreases in product sales and contract and other revenue along with the increase in operating expenses.

     Other Income (Expense). Total other income for the nine months ended September 30, 1998 was $403,848 as compared to $143,709 for the nine months ended September 30, 1997. The increase in total other income is attributable to interest income earned on the proceeds from the August 1997 exercise of the Company's Public Warrants as well as reduced interest expense on capital leases.

     Loss Before Income Taxes. The loss before income taxes was $727,384 for the nine months ended September 30, 1998, as compared to $1,762,234 for the nine months ended September 30, 1997, a decrease of $1,034,850, or 59%. The decrease in loss before income taxes is the result of equipment revenue recognized under the percentage-of-completion method in the first nine months of 1998, (as compared to no equipment revenue recognized in the first nine months of 1997), which was offset by decreases in product sales and contract and other revenue and the increase in operating expenses.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of the Year 2000 Issue

The Year 2000 Issue.

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

The Company's State of Readiness.

     To determine the effect, if any, of the Year 2000 Issue on its operations, the Company began a review of its internal information systems in the second quarter of 1998. The Company is in process of implementing a common system in both the operations and financial management areas. Such common system is Year 2000 compliant and should be fully operational by the second quarter of 1999. The Company will continue to test less critical systems and expects to complete this review by the second quarter of 1999. During the first quarter of 1998, the Company ran a test plan on its Ibis 1000 implanter equipment and determined that the current version is Year 2000 compliant. It was also determined that the operating system of one older version Ibis 1000 has to be upgraded in order to be Year 2000 compliant. This upgrade will take place by the third quarter of 1999. The Company is in process of reviewing its ancillary production equipment and expects this review to be complete by the second quarter of 1999. Although the Company has not completed its review and is still gathering information, based on its review to date, the Company believes that its principal information systems correctly define the year 2000 and thus, the impact of the Year 2000 Issue will have no material effect on its systems.

     The Company is also in the process of contacting its major suppliers and customers in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Issue may affect the Company. Although this review is ongoing, to date, the Company has not identified any situations of non-compliance that would materially adversely affect the Company's operations or financial condition.

Costs Associated with the Year 2000 Issue.

     To date the costs incurred by the Company to conduct the review of its internal information systems and to identify the impact of the Year 2000 issue on its major suppliers and customers have been immaterial and the Company expects that the additional costs incurred to complete this review will also be immaterial. However, the costs incurred by the Company to address the Year 2000 Issue could increase materially if in completing the review of its internal information systems, the Company identifies non-compliant systems which must be replaced or modified or if the Company identifies any other problem related to the Year 2000 Issue which must be addressed.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Risks Associated with the Year 2000 Issue.

     To the extent that the Company's assessment is completed without identifying any non-compliant systems operated by the Company or by third parties, the Year 2000 issue could have a material adverse effect on the operations of the Company. The Company could experience delays in the manufacturing of wafers or the building of equipment. The severity of these possible problems would depend on the nature or the problem and how quickly it could be corrected or an alternate implemented, which is unknown at this time.

Contingency Plans.

     The Company has no formal contingency plan in place because it believes that the risk is insignificant at this point. In the event that there are risks identified, the Company will develop contingency plans. Similarly, while the Company has no formal plan or agreements in place to do so, it believes if suppliers were identified that were unable to become Year 2000 compliant within an appropriate time frame, it would be able to identify alternative sources of suppliers.

     Based on currently available information, the Company does not believe that the Year 2000 Issue will have a material effect on the Company's internal information systems. There can be no assurance, however, that the Company will not in the future identify non-compliant systems or other problems related to the Year 2000 issue which may have a material adverse effect on the Company's future operating results or financial condition. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had cash and cash equivalents of $11,039,295. During the nine months ended September 30, 1998, the Company consumed $1,434,982 in cash from operating activities as compared to $1,484,377 for the same period in 1997. Depreciation and amortization expense for the nine months ended September 30, 1998 and 1997 was $1,338,684 and $1,563,099,
representing 11% and 30% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships and government contracts. At September 30, 1998, the Company had commitments to purchase approximately $324,000 in material or subassemblies to be used to manufacture the additional Ibis 1000 implanters and approximately $45,000 in capital equipment.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. Under SOP 98-1, certain consulting, payroll and related costs for company consultants or employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. Previously, the Company had expensed these costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations in the first nine months of 1998 or financial position at September 30, 1998.

Effects of Inflation

     The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

Business Outlook

     The Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the timely implementation by the Company of its plan to prepare its computer systems for the year 2000, the costs to the Company of such implementation and the timely conversion by other parties and which the Company's business relies, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1995, 1996 and 1997, revenues from four customers averaged in the aggregate between 25% and 68% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the dependence by the Company on revenues from its consulting arrangement with Orion (during 1995, 1996, and 1997, consulting revenues were approximately 0%, 2%, and 26%, respectively, of the Company's revenues, so that the loss of Orion as a source of consulting fees by the end of the second quarter of 1998 and the failure of the Company to obtain other sources of consulting revenue could have a material impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the dependence by the Company on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

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

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished as Exhibits hereto:

               10.42 Sixth Amendment to Lease dated July 16, 1998, amending
                     Lease Agreement dated December 22, 1987 between the Company and Thomas J. Flatley d/b/a The Flatley Company.

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed with the Securities and Exchange Commission on September 21, 1998 a Current Report on Form 8-K for the September 14, 1998 event reporting the development of a new silicon-on-insulator wafer manufacturing process.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Ibis Technology Corporation



Date:   November 13, 1998     By: /s/Debra L. Nelson
                                  ------------------
                                   Debra L. Nelson
                                   Chief Financial Officer, Treasurer and Clerk
                                   (principal financial and accounting officer)


Date:   November 13, 1998     By: /s/Thomas F. Lacey
                                  ------------------
                                   Thomas F. Lacey
                                   Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



Exhibit No.                    Description                                     Page
----------                     -----------                                     ----
10.42      Sixth Amendment to Lease dated July 16, 1998, amending                20
           Lease Agreement dated December 22, 1987 between
           the Company and Thomas J. Flatley d/b/a The Flatley Company

27         Financial Data Schedule                                               25
