Form 10-K405
period 1998-12-31
IBIS TECHNOLOGY CORP
filed 1999-03-31
CIK 855182

--------------------------------------------------------------------------------
                                                    Ibis Technology Corporation

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period_________ to_________

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

     Common Stock, $.008 Par Value Per Share
     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 11, 1999, was $101,558,880, based on the last sale price as reported by the Nasdaq National Market System.

      As of March 11, 1999, the registrant had 6,910,428 shares of common stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999.

--------------------------------------------------------------------------------
Ibis Technology Corporation

                                     PART I
Item 1. BUSINESS

Introduction

      Ibis Technology Corporation ("Ibis" or the "Company") is the leading manufacturer of high current oxygen implanters and leading supplier of SIMOX (Separation by IMplantation of OXygen) wafers to semiconductor manufacturers. SIMOX wafers are state-of-the-art silicon-on-insulator ("SOI") wafers which enable the production of integrated circuits with significant advantages over circuits constructed on conventional bulk silicon or epitaxial wafers. These advantages include substantially reduced power consumption, more efficient low-voltage operation and significantly improved speed. These characteristics make SIMOX-SOI wafers well-suited for many commercial applications, including wireless communications devices such as cellular phones, portable and desktop computers, automotive electronics, telecom access networks and optical sensors. SIMOX-SOI wafers are created by implanting oxygen atoms below the surface of a silicon wafer in sufficient quantity to transform a layer of the silicon to silicon dioxide, while maintaining a thin layer of circuit quality single crystal silicon at the surface.

      The Company began its operations in 1988, producing four, five and six inch SIMOX-SOI wafers, mainly for military applications, on a NV-200 implanter manufactured by Eaton Corporation ("Eaton"). Since 1989, the Company has spent in excess of $16 million in developing its proprietary oxygen implanter (the Ibis 1000) and advanced proprietary processing technologies which enable the production of SIMOX-SOI wafers capable of meeting the requirements of high volume commercial applications, including the production of eight inch wafers. The Ibis 1000 prototype, with proprietary beam scanning technology, became operational in 1993, permitting the Company to begin producing wafers of this size. The first fully-automated production version of the Ibis 1000 implanter was completed in May 1995, enabling volume production of high-quality SIMOX-SOI wafers. Since then the Company has constructed one additional implanter for internal wafer production requirements and four implanters for two customers. Three additional implanters are currently under construction. The Company believes that its demonstrated ability to supply high quality, competitively priced wafers and its increased wafer production capacity, together with substantial progress in customers' development programs, are accelerating the acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications. During 1997 and 1998, leading manufacturers including two customers, Mitsubishi Electric Corporation and Bookham Technology, Ltd., announced the commercial adoption of SIMOX-SOI technology utilizing Ibis-produced SIMOX-SOI wafers in their products.

      In recent years, the Company has focused on integrating SIMOX-SOI wafers into commercial applications, which have substantially higher volume potential than military applications, the Company's initial target market. Unit sales of SIMOX-SOI wafers for commercial applications have expanded from approximately 68% of the Company's total wafers sold in 1994 to approximately 82% of its wafers sold in 1998.

      Ibis has sold SIMOX-SOI wafers to most of the world's leading commercial semiconductor manufacturers, including Advanced Micro Devices, Fujitsu, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola, National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, and Toshiba. These commercial shipments have been used principally for evaluation purposes in products, including ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. For any potential customer who is ultimately committed to designing and building integrated circuits on SIMOX-SOI wafers, the time required for a customer to make a definitive buying decision and for Ibis to "make the sale" -- from initial contact to full-scale chip fabrication -- will be lengthy and proceed along definable, targeted stages. The sales cycle typically goes from intensive evaluation of Ibis' SIMOX-SOI

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

material in the customer's process laboratory to full circuit evaluations in the chip-design lab which, the Company hopes, will lead to full scale chip production in the fab. This is a normal sales cycle in the semiconductor industry for any technologically advanced material such as Ibis' SIMOX-SOI. In addition, the Company supplies SIMOX-SOI wafers to military-oriented semiconductor manufacturers such as Allied-Signal Aerospace and Honeywell for use in production applications.

      The Company believes that strategic alliances will play an important role in developing a worldwide commercial market for its SIMOX-SOI wafers. In September 1995, the Company and Motorola entered into an agreement whereby Motorola provided funding to the Company to expand the Company's current SIMOX-SOI wafer production capacity to meet the requirements of Motorola for its commercial programs. The implanter that was constructed with this funding became operational in September 1996 and shipments to Motorola under the terms of this Agreement commenced shortly thereafter. The two companies continue to work closely to advance the processing and testing of SIMOX-SOI material in conjunction with Motorola's rigorous quality standards. In September 1998, the Company and Motorola jointly announced that the Company's Advantox(R)170 product removes a critical barrier in yield enhancement of ULSI circuits on SIMOX-SOI wafers. The Company also has a strategic alliance agreement with Mitsubishi Materials, under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. The Company and Mitsubishi are collaborating on joint research and development focused on commercial deployment of SIMOX-SOI technology and in April 1998, Mitsubishi Materials Silicon Corporation, a subsidiary of Mitsubishi Materials, issued a purchase order for an Ibis 1000 oxygen implanter in order to establish a Japanese based manufacturing facility of Ibis' SIMOX-SOI wafers. The revenue from the sale of this implanter, together with related costs, is recognized on a percentage-of-completion basis determined by the achievement of various milestones. See "- Strategic Alliances."

      In 1996, the Company began selling its Ibis 1000 implanters to semiconductor manufacturers and in 1998 experienced a significant increase in this aspect of its business.

      The Company's objective is to make its SIMOX-SOI wafers the preferred advanced materials substrate for mainstream commercial applications. The Company's strategy for achieving this objective is to capitalize on the technology embodied in the Ibis 1000 by building additional high current oxygen implanters to increase available capacity, further advancing its process technology, increasing throughput and reducing production costs, and to form strategic marketing, manufacturing and distribution alliances. The Company believes that this strategy will enable it to become the world leader in volume manufacturing of SIMOX-SOI technology and SIMOX-SOI wafers with the quality, cost, and size required for mainstream commercial applications.

      Ibis was incorporated in Massachusetts on October 7, 1987 and commenced operations in January 1988. Ibis' executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923. Its telephone number is (978) 777-4247.

--------------------------------------------------------------------------------
Ibis Technology Corporation

Marketing, Sales and Customers

      According to the report, Silicon -- The Strategic Material of the 21st Century, the SOI market is projected to grow approximately 26% per year from 1998 through 2003. The Company believes that this growth rate is consistent with its capacity expansion and product development roadmap.

      The Company intends to take advantage of this projected growth by continuing to focus its direct selling efforts on the top 20 U.S. semiconductor manufacturers, most of which are customers of the Company. Ibis' sales personnel together with strategic partners, Ibis' senior management and engineering and scientific personnel interact with the research and development, manufacturing, purchasing and marketing departments of customers in assisting in the evaluation, prototyping and production of circuits fabricated on its SIMOX-SOI wafers.

      An important element of Ibis' selling strategy is its substantial commitment to technical support for its customer base. Ibis offers detailed technical assistance in the areas of device physics, material science and semiconductor manufacturing, to facilitate customers' integration of SIMOX-SOI technology into their product lines. Another important element of the Company's sales and marketing strategy is to develop and maintain a reputation for technical excellence. To this end, the Company frequently presents papers at technical conferences and collaborates closely with the research and development labs of selected customers, industry consortium and government laboratories on advanced research projects. The Company believes that its ability to make this technical expertise available to customers will accelerate the incorporation of SIMOX-SOI technology into mainstream commercial applications.

      Overseas, the Company relies on its direct sales force, together with the use of strategic partners, to market its products. The Company has a strategic alliance with Mitsubishi Materials, under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. The two companies are also collaborating on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications. Mitsubishi Materials Silicon Corporation's recent purchase of an Ibis 1000 oxygen implanter will establish SIMOX-SOI manufacturing capability in Japan to service this marketplace. The Company has also targeted Korea, where it has a marketing arrangement, and Europe, as areas of focus for its products. In April 1998, the Company entered into a strategic alliance with Okmetic of Finland, a key European silicon supplier. Under the terms of this agreement, Okmetic will market the Company's SIMOX-SOI wafers in Europe, excluding the United Kingdom. See "Business -- Strategic Alliances."

      During the fiscal years ended 1996, 1997, and 1998 revenues from IBM accounted for approximately $5,768,000, $538,000, and $7,905,000, or approximately 61%, 8% and 51% of the Company's revenues, respectively. During the fiscal years ended 1996, 1997, and 1998 revenues from Mitsubishi accounted for approximately $400,000, $581,000, and $4,419,000, or approximately 4%, 9% and 29% of the Company's revenues, respectively. During the fiscal years ended 1996, 1997, and 1998 revenues from Motorola accounted for approximately $534,000, $856,000, and $607,000, or approximately 6%, 13% and 4% of the
Company's revenues, respectively. During the fiscal years ended 1997 and 1998 revenues from Orion accounted for approximately $1,749,000 and $161,000, or approximately 26% and 1% of the Company's revenues, respectively. See Note 14 of Notes to Financial Statements for industry segment information.

      Customers of the Company that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 1996, 1997 and 1998 approximately 10%, 10%, and 15% respectively, of the Company's product sales were generated by product sales to such customers.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

      Sales to overseas customers in 1996 were less than 10% of total revenue in that year. Sales to overseas customers in 1997 and 1998 were 13% and 32% of total revenue, respectively. In 1998, sales to Japan were 29% of total revenue, all of which was attributable to Mitsubishi.

Strategic Alliances

      The Company has entered into a number of strategic relationships which the Company believes enables it to better address its target market, to advance its technology more effectively, and to match its technical developments and production expansion to the needs of its key customers.

      In September 1995, the Company and Motorola entered into a strategic business development agreement whereby Motorola advanced to Ibis the required funding to build an Ibis 1000 implanter. Under this agreement, the SIMOX-SOI wafer manufacturing capacity of this implanter is primarily dedicated to serving Motorola's production requirements until at least December 31, 2000, with cash price concessions to Motorola reflecting the amortization of the funding. Ibis has agreed to grant to Motorola a security interest in the implanter to secure Ibis' obligations to Motorola. This implanter became operational in September 1996, and Ibis is currently shipping wafers to Motorola under the terms of this agreement. In connection with this agreement, the two companies continue to work closely to advance Ibis' processing and testing technology in conjunction with Motorola's rigorous quality standards. In September 1998, the Company and Motorola jointly announced that the Company's Advantox(R)170 product removes a critical barrier in yield enhancement of ULSI circuits on SIMOX-SOI wafers.

      In July 1994, the Company entered into a business development agreement with Mitsubishi Materials under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. The two companies are also collaborating on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications. The term of this agreement expired in July 1998 and was renewed for a one year period. It can be terminated by either company after the initial term with 120 days written notice.

      In April 1998, the Company entered into a strategic alliance with Okmetic of Finland, a key European silicon supplier. Under the terms of this agreement, Okmetic will market the Company's SIMOX-SOI wafers in Europe, excluding the United Kingdom.

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

Research and Development

      The Company has active research and development programs in both equipment and process technology. Ibis' equipment engineers continually seek to refine and enhance the capabilities of the Ibis 1000. Current development projects are aimed at increasing the level of systems automation and the throughput capacity of the machine, thereby lowering the per wafer production cost. The Company's process engineers are attempting to enhance the range of potential commercial applications for Ibis' SIMOX-SOI wafers by (i) refining techniques to produce SIMOX-SOI wafers of higher quality, (ii) developing new processes to produce SIMOX-SOI wafers with thinner buried oxide layers at lower cost and (iii)

--------------------------------------------------------------------------------
Ibis Technology Corporation

responding to specific customer requirements. As a result of these research and development efforts, in 1998, the Company introduced two additions to its Advantox(R) portfolio of thinner buried oxide products. In September 1998, the Company introduced Advantox(R)170, which doubles the throughput of the Ibis 1000 implanter compared to standard SIMOX-SOI material. In October 1998, the Company announced that it was shipping the first R & D samples of Advantox(R) 50, an ultra-thin SIMOX-SOI material that may be used for next-generation devices. During the fiscal years ended 1996, 1997 and 1998, the Company's internally funded research and development expenses were approximately $1,477,000, $1,435,000 and $1,972,000, or 16%, 22% and 13% of the Company's revenues, respectively.

      Government sponsored research and development activities also comprise a part of the Company's research and development effort. SIMOX-SOI technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant and high temperature defense and space-based systems. As a result of this government sponsored research and development, radiation-tolerant integrated circuits on Ibis-produced SIMOX-SOI wafers are now in production for commercial, military and space applications at Honeywell and Allied-Signal Aerospace. During the fiscal years ended 1996, 1997 and 1998 revenues from government sponsored research and development contracts were approximately $396,000, $1,235,000, and $836,000, or 4%, 19% and 5% of the
Company's revenues, respectively. Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

      Government-sponsored research and development has focused on improving SIMOX-SOI manufacturing and characterization methods and developing new processes to ensure the availability of high quality SIMOX-SOI wafers which meet the requirements for commercial and military applications. The SBIR program, which is the largest source of direct government support to the Company, has funded development of advanced methods of SIMOX-SOI processing, resulting in improved fabrication and characterization of SIMOX-SOI materials, and has been supportive in developing a fundamental understanding of new processes which has been useful in new product development. The Company has received SBIR contracts from ARPA, the Ballistic Missile Defense Organization, the Defense Special Weapons Agency, U.S. Army, the U.S. Air Force, the Department of Energy, National Science Foundation, National Aeronautical and Space Administration and the Strategic Defense Initiative Organization. Similarly, the Company expects its cooperative research efforts with entities including the Naval Research Laboratory, the Microelectronics Research Laboratory, the National Institute of Standards, the Massachusetts Institute of Technology, University of Florida, University of Arizona and Arizona State University to yield benefits to the Company's ongoing commercialization activities.

      From 1994 to 1997, Ibis participated in the Low Power Electronics Program, sponsored by ARPA. The program's mission was to accelerate the development of all aspects of the next-generation of low power electronics, including materials, technologies, and applications. The materials effort was largely focused on development of processes which addressed high volume, low cost SIMOX-SOI manufacturing requirements of the mainstream commercial integrated circuits industry. Extensive experimental work focused on the optimization of thinner buried oxide processes to address these requirements. This development work was consistent with the Company's internal research and development efforts. The ARPA program provided a large practical database for the development of thin buried oxide SIMOX-SOI and established a baseline recipe for low cost, high integrity thin buried oxide SIMOX-SOI product. In addition, the ARPA program served to promote the deployment of SIMOX-SOI technology in commercial low power electronics applications. In July 1995, Ibis agreed to develop SIMOX-SOI wafers for the ARPA program as a subcontractor to a major semiconductor manufacturer. In 1996 and 1997, the Company sold approximately $568,000 and $60,000, respectively, of SIMOX-SOI wafers under this program. The program was completed in February 1997.

      Contracts with government agencies require compliance with applicable government regulations and are generally subject to competitive bidding,

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

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

      Among direct SIMOX-SOI competitors, Ibis is presently the only U.S. manufacturer of SIMOX-SOI wafers. The first generation oxygen implanter, the NV-200, was produced in limited quantities by Eaton Corporation and just six are in operation worldwide. The Company believes that Eaton has no plans to manufacture additional NV-200's. Of these six implanters, Ibis owns two which were removed from production in 1997. All Ibis SIMOX-SOI wafers are currently manufactured by Ibis on its proprietary second generation oxygen implanter, the Ibis 1000. The Company believes that the remaining four Eaton NV-200's are owned by Nippon Telephone and Telegraph ("NTT"), the Fraunhofer Institute, Nippon Steel, and SOITEC, and that only Nippon Steel and SOITEC use these machines for commercial production, as opposed to research. To date, SOITEC, a French-based company that spun off from LETI, a French government research lab, has been the primary source of wafer product competition for Ibis. In 1995, Hitachi began marketing its oxygen implanter and, the Company believes, has sold two to date, to Komatsu and Nippon Steel. Both Komatsu and Nippon Steel are marketing SIMOX-SOI material. The Company believes that, at this stage of the market's development, the availability of alternate sources of SIMOX-SOI wafers will help address customer concerns about the lack of available alternate sources of supply.

      The second source of competition for Ibis is the development of alternative SOI materials. Two distinct approaches for this method of production are silicon-on-sapphire ("SOS") and thin-film bonded wafers. In SOS technology, circuitry is constructed in a layer of silicon which has been deposited on a sapphire substrate. This material has been used in the construction of radiation resistant circuits. The Company believes that SOS will continue to target a niche market and mainstream complementary metal oxide semiconductor ("CMOS") fabs will be reluctant to adopt this technology primarily due to the overall process and wafer costs.

      Thin-film bonded wafers are constructed by bonding two wafers and then thinning one of the two layers. In this approach, two bulk silicon wafers, each with a thermally-grown oxide layer, are first bonded together to form a silicon/silicon dioxide/silicon wafer. Several alternatives are currently being explored across the industry to perform the subsequent thinning process -- including mechanical polishing, chemical etching (e.g. the BESOI process), plasma assisted chemical etching (e.g., the PACE process used by IPEC to create AcuThin(TM) wafers), bond and selective etching of porous silicon (e.g., Canon Eltran(R) process), an implant-enhanced slicing of the wafer (e.g., the
(R)Smartcut process of SOITEC, used to produce (R)Unibond wafers) or a layer technology (e.g. the Genesis Process(TM) of Silicon Genesis). If these approaches become commercially successful, these processes could reduce the competitive cost disadvantage of the bonded wafer method. While the bonded wafer approach has the advantages that the buried oxide can be made very thick and that the top silicon layer is generally of very high quality, the Company believes it suffers from two limitations. To date, achieving uniformity in the top silicon layer comparable to that of SIMOX-SOI has proven difficult. Also, the requirement of using two silicon wafers and performing complex processing has, to date, resulted in a relatively high cost structure for bonded wafers. As wafer diameters increase, the Company believes that dealing with these limitations may become increasingly difficult.

      The third source of competition is derived from alternative non-SOI technologies designed to obtain benefits similar to those of SOI, including improvements to existing technologies. Significant resources are continually expended to address the shortcomings of epitaxial and bulk silicon wafers. The

--------------------------------------------------------------------------------
Ibis Technology Corporation

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

Backlog

      The Company's backlog consists of written orders for SIMOX-SOI wafers to be delivered during 1999, equipment revenue to be recognized during 1999 and other contracts to be performed during 1999. As of February 28, 1999, the backlog was $3,191,000 in wafer orders, $9,777,000 in equipment orders and approximately $1,021,000 in other contracts. This is compared with a backlog of approximately $1,542,000 in wafer orders, $200,000 in equipment orders and $1,233,000 in other contracts at February 28, 1998. Approximately 19% of the backlog is for four-inch wafers, 19% is for six-inch wafers, and 62% is for eight-inch wafers. As customers of the Company move from development and pilot production into volume production, the Company expects much of the increased demand will be for eight-inch wafers. Approximately 91% of the wafer backlog is comprised of orders from five customers of the Company. All customer orders are subject to modification or cancellation by the customers.

      Backlog can fluctuate greatly based upon, among other matters, the timing of receipt of orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

Patents and Proprietary Rights

      The Company has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to the Company during the development of the Ibis 1000. The sublicense agreement obligates the Company to pay a royalty of 1% of all revenue derived from the sale and servicing of products incorporating or produced with the sublicensed technology, including oxygen implantation machines and oxygen-implanted wafers, up to a maximum aggregate payment of $160,000. As of February 28, 1999, the Company has paid all $160,000 of this royalty.

      The Company's beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, the Company has entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid to the Company a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by the Company from sublicenses are to be shared on a substantially equal basis with the Company's sublicensor of the beam scanning system. As of December 31, 1998, the Company has received approximately $787,000 in net license fees, after deducting amounts paid to the sublicensor.

      One of these non-exclusive license agreements (the "License Agreement") was entered into in June 1996 with Orion Equipment, Inc. ("Orion"). In April 1997, the Company entered into a Consulting Services Agreement (the "Consulting Agreement") with Orion, under which the Company has provided consulting services to Orion in order to assist Orion in its product development using the beam scanning sublicense. The Consulting Agreement provides that while Orion retains ownership of any information, know-how, inventions and discoveries produced by or as a result of the consulting services provided by the Company to Orion, the

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

Company has a perpetual, non-exclusive, royalty free, worldwide license to utilize such information and discoveries in connection with the commercial production of SIMOX-SOI wafers and machines. In 1997, the Company received from Orion a $62,500 license fee under the License Agreement and approximately $1,749,000 in revenues under the Consulting Agreement (during 1996, 1997 and 1998 revenues under the Consulting Agreement were approximately 2%, 26% and 1%, respectively, of the Company's total revenues). Revenues under the Consulting Agreement decreased substantially during 1998 and all work under the Consulting Agreement ceased by the end of the second quarter of 1998. During 1998, revenues from this consulting agreement were approximately $161,000.

      The Company has also obtained an exclusive license to technology that facilitates presentation of wafers to ion beams developed by Superion Limited, a United Kingdom corporation. The Company has paid $120,000 for license fees at the rate of $30,000 per implantation machine that has been manufactured by the Company. Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.

      During 1998, the Company entered into an equipment licensing and development agreement which gives the customer the right to a royalty-bearing, non-exclusive license to supplement the Company's equipment manufacturing capacity. The Company has received no royalties under this agreement.

      Although the Company owns or has exclusive rights to several patents and several pending applications, and the Company diligently monitors the research and development process to identify inventions which warrant pursuing patent protection, the Company relies largely upon trade secret protection to safeguard its proprietary technology. All of the Company's employees are currently required to execute confidentiality agreements pursuant to which they agree to assign to the Company all patent rights and technical or other information developed by the employees during their employment with the Company, and agree not to disclose any trade secret or confidential information without the prior written consent of the Company. Notwithstanding these confidentiality agreements, no assurance can be given that other companies will not acquire information which the Company considers to be proprietary. Moreover, no assurance can be given that the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that patent applications will be allowed. Even if a competitor's products were to infringe patents owned by the Company, it would be very costly for the Company to enforce its rights in an enforcement action, which would also divert funds and resources which otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available, if at all, on commercially reasonable terms.

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

--------------------------------------------------------------------------------
Ibis Technology Corporation

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

Employees

      As of February 28, 1999, the Company employed 60 persons on a full-time basis, 3 people on a permanent part-time basis and 9 people on a contract basis. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good.

Business Outlook

      The Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the timely implementation by the Company of its plan to prepare its computer systems for the Year 2000, the costs to the Company of such implementation and the timely conversion by other parties and which the Company's business relies; the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1996, 1997 and 1998, revenues from four customers averaged in the aggregate between 56% and 85% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the historical dependence by the Company on revenues from its consulting arrangement with Orion (during 1996, 1997, and 1998, consulting revenues were approximately 29%, 26%,

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

and 1%, respectively, of the Company's revenues, so that the loss of Orion as a source of consulting fees by the end of the second quarter of 1998 and the failure through this date and in the future of the Company to obtain other sources of consulting revenue could have a material impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the dependence by the Company on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to successfully complete the manufacture of its implanters and that these implanters will be accepted by its customers; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

Item 2. DESCRIPTION OF PROPERTY

      Ibis' corporate office and manufacturing facilities are located at a leased facility in Danvers, Massachusetts. The facility, which has approximately 37,000 square feet of space, includes over 2,500 square feet of cleanroom, which is designed to accommodate a total of four Ibis 1000 implanters. During 1998, three additional assembly bays were completed. All activity related to manufacturing and services for the Company's three industry segments are performed at this one location. The Company's current lease expires on December 31, 2003 and contains an option to renew for five years. The Company believes that this space should be sufficient for planned future manufacturing requirements.

      Ibis' current manufacturing equipment includes two Ibis 1000 implanters including one that is first dedicated to Motorola's production requirements, as well as advanced annealing and cleaning equipment. Three additional Ibis 1000 implanters are currently under construction.

Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against the Company of a material nature.

--------------------------------------------------------------------------------
Ibis Technology Corporation

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's Common Stock and Redeemable Common Stock Purchase Warrants (the "Public Warrants") began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock, the Public Warrants or any other securities of the Company. On April 4, 1996, the Company commenced trading on the Nasdaq National Market System. The Company's Common Stock is traded under the symbol "IBIS". The Company's Public Warrants were traded under the symbol "IBISW". These Public Warrants were redeemed on August 26, 1997 and therefore no longer trade on Nasdaq. Holders of approximately 92.5% of the Public Warrants elected to exercise the conversion option of the Warrant. As a result, the Company received approximately $10.1 million of net proceeds and issued approximately 1,327,000 shares of Common Stock. The following tables set forth, for 1997 and 1998, the high and low sales prices for the Common Stock and the Public Warrants, as reported by the Nasdaq Small Cap Market and the Nasdaq National Market System.
                                                              Public
                                          Common Stock       Warrants
                                          ------------       --------
                                          High      Low    High    Low
                                          ----      ---    ----    ---

        1997:
             First Quarter............    $ 8.13    $5.13  $3.00  $1.38
             Second Quarter...........    $11.88    $5.13  $4.50  $1.50
             Third Quarter (1)........    $12.88    $8.50  $4.19  $0.31
             Fourth Quarter...........    $14.63    $7.00  $  --  $  --
        1998:
             First Quarter............    $11.88    $7.25  $  --  $  --
             Second Quarter...........    $13.56    $9.38  $  --  $  --
             Third Quarter............    $13.75    $7.69  $  --  $  --
             Fourth Quarter...........    $11.69    $9.13  $  --  $  --

-----------------

(1) For the Public Warrants, through August 25, 1997.

Stockholders

      As of March 11, 1999, there were approximately 131 stockholders of record of the 6,910,428 outstanding shares of Common Stock and approximately 3,600 beneficial owners of the Common Stock.

Dividends

      The Company has never declared or paid any dividends and does not anticipate paying such dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements,

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 1998, there were no sales of securities that were required to be registered under the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

      The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 1998, are derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audited balance sheets at December 31, 1998 and 1997 and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1998 and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                      Years Ended December 31,
                                        ----------------------------------------------------

                                          1994       1995       1996       1997       1998
                                          ----       ----       ----       ----       ----
                                            (In thousands, except for per share data)
Statement of Operations Data:
Product sales ........................  $  2,360   $  3,822   $  4,766   $  3,389   $  3,149
Contract and other revenue ...........       890        811        887      3,285      1,284
Equipment revenue ....................        --         --      3,800         --     11,033
                                        --------   --------   --------   --------   --------
  Total revenue ......................     3,250      4,633      9,453      6,674     15,466
                                        --------   --------   --------   --------   --------
Cost of product sales ................     3,255      4,071      4,042      4,827      4,581
Cost of contract and other revenue ...       399        349        320      2,454      1,079
Cost of equipment revenue ............        --         --      2,625         --      7,244
                                        --------   --------   --------   --------   --------
  Total cost of revenue ..............     3,654      4,420      6,987      7,281     12,904
                                        --------   --------   --------   --------   --------
  Gross profit(loss) .................      (404)       213      2,466       (607)     2,562
                                        --------   --------   --------   --------   --------
Operating expenses:
  General and administrative .........     1,397      1,299      1,423      1,724      1,823
  Marketing and selling ..............       362        495        515        466        470
  Research and development ...........     1,237      1,582      1,477      1,435      1,972
  Write off of prototype Ibis 1000 ...        --        724         --         --         --
                                        --------   --------   --------   --------   --------
  Total operating expenses ...........     2,996      4,100      3,415      3,625      4,265
                                        --------   --------   --------   --------   --------
  Loss from operations ...............    (3,400)    (3,887)      (949)    (4,232)    (1,703)
                                        --------   --------   --------   --------   --------
Total other income (expense) .........       (73)      (105)       110        296        538
Proceeds from life insurance policy ..     2,000         --         --         --         --
                                        --------   --------   --------   --------   --------
Loss before income taxes .............    (1,473)    (3,992)      (839)    (3,936)    (1,165)
Income tax expense ...................        (1)        (1)        (1)        (1)        (1)
                                        --------   --------   --------   --------   --------
Net loss .............................  $ (1,474)  $ (3,993)  $   (840)  $ (3,937)  $ (1,166)
                                        ========   ========   ========   ========   ========
Net loss per common share(1) .........  $   (.53)  $  (1.17)  $   (.18)  $   (.69)  $   (.17)
                                        ========   ========   ========   ========   ========
Weighted average common shares
  Outstanding ........................     2,819      3,424      4,722      5,710      6,760




                                                             At December 31,
                                         ---------------------------------------------
                                            1994     1995      1996     1997      1998
                                            ----     ----      ----     ----      ----
                                                             (In thousands)
Balance Sheet Data:
Working capital .......................  $ 3,712   $ 3,463   $ 8,068   $17,249   $16,831
Total assets ..........................   12,282    10,958    19,542    24,918    24,307
Long-term debt, less current portion ..    1,022     2,104       973       499        40
Total liabilities .....................    3,635     6,149     5,178     4,161     3,698
Stockholders' equity ..................    8,647     4,809    14,364    20,757    20,609

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

OVERVIEW

      Ibis Technology Corporation ("Ibis" or the "Company") was formed in October 1987 and commenced operations in January 1988. The Company's initial activities consisted of producing and selling SIMOX-SOI wafers and conducting funded and unfunded research and development activities. This research led to the Company's development of a proprietary second generation implanter, the Ibis 1000 which it began selling in 1996, and to other proprietary process technology.

      Initially, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. In recent years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and sales of Ibis 1000 implanters. For the fiscal years ended December 31, 1998 and December 31, 1997, commercial wafer product sales (measured in dollar volume) represented 82% and 83%, respectively, of total wafer product sales compared with 68% of total wafer product sales for the fiscal year ended December 31, 1994. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. However, three of the Company's customers have indicated their intentions to adopt SIMOX-SOI technology in commercial products.

      During 1997 and 1998, the Company experienced quarterly fluctuations in revenue due to equipment sales, reduced wafer requirements from certain customers, repair and maintenance on the Ibis 1000 implanters, use of the implanters for SIMOX-SOI development, a mismatch of capacity and wafer size requirements of customer orders, and dependence on a limited number of customers. The Company may continue to experience fluctuations in revenue due to equipment sales, shifts in customer demands during various stages of the SIMOX-SOI sales cycle and until the Company has a sufficient number of Ibis 1000's on-line such that specific implanters can be dedicated to the various products, sizes and continued research and development efforts.

      The Company currently has two Ibis 1000 oxygen implanters producing wafers, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. During the fiscal year ended December 31, 1998, the Company recognized revenue on the sale of three implanters using the percentage-of-completion method. There were no equipment sales in 1997. In the first quarter of 1999, the Company received purchase orders for implanters which are anticipated to be delivered during 1999.

Results of Operations

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

      Product Sales. Wafer product sales decreased to $3,148,783 for the fiscal year ended December 31, 1998, a decrease of $240,345 or 7% from $3,389,128 for the fiscal year ended December 31, 1997.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

The decrease in product sales is attributable to decreased wafer sales by Ibis in the United States. Sales by Ibis in Europe and Japan increased overall during this twelve month period.

      Contract and Other Revenue. Contract and other revenue decreased for the fiscal year ended December 31, 1998 to $1,283,830 from $3,284,695 for the fiscal year ended December 31, 1997, a decrease of $2,000,865 or 61%. This decrease is attributable to a decrease in revenues derived from a contract for consulting services for Orion. Revenue from the Orion contract, amounted to approximately $1,749,000, and $161,000, for the twelve months of 1997 and 1998, respectively. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and primarily all of the work under the Orion contract was completed by the end of the second quarter of 1998. During 1997, the Company began selling parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 14% and 15% of contract and other revenue in 1997 and 1998, respectively.

      Equipment Revenue. Equipment revenue of $11,033,456 in 1998 was recognized using the percentage-of-completion method for the sale of three Ibis 1000 implanters. There was no equipment revenue recognized in 1997.

      Total Revenue. Total revenue for the fiscal year ended December 31, 1998 was $15,466,069, an increase of $8,792,246 or 132% from total revenue of $6,673,823 for the fiscal year ended December 31, 1997. The increase is due to the recognition of equipment revenue of $11,033,456 in 1998 which accounted for 71% of total revenue. This increase was partially offset by decreased product sales and contract and other revenue.

      Cost of Product Sales. Cost of product sales for the fiscal year ended December 31, 1998 was $4,581,140, as compared to $4,826,794 for the fiscal year ended December 31, 1997, a decrease of $245,654 or 5%. The decrease in cost of product sales primarily resulted from a decrease in depreciation expense and inventory write-offs. During 1998, the Company changed depreciable lives for some of its equipment from five years to eight years due to new information becoming available. As a result, depreciation for the year was reduced by approximately $319,000. During 1997 the Company wrote off approximately $300,000 in obsolete inventory which did not meet the Company's current quality standards based on the Ibis 1000 implanter capability. The negative gross margin from product sales for the fiscal year ended December 31, 1998 was 45%, as compared with a negative gross margin of 42% for the fiscal year ended December 31, 1997.

      Cost of Contract and Other Revenue. The cost of contract and other revenue for the fiscal year ended December 31, 1998 was $1,079,381, as compared to $2,454,384 for the fiscal year ended December 31, 1997, a decrease of $1,375,003 or 56%. The decrease is a result of the decrease in contract and other revenue. Cost of contract and other revenue consists of labor and materials expended in performing contract services and includes the cost of spare parts.

      Cost of Equipment Revenue. The cost of equipment revenue of $7,243,293 represents all costs related to the equipment revenue that was recognized in 1998 on a percentage-of-completion basis for three Ibis 1000 implanters. There was no cost of equipment revenue in 1997.

      Total Cost of Revenue. Total cost of revenue for the fiscal year ended December 31, 1998 was $12,903,814, as compared to $7,281,178 for the fiscal year ended December 31, 1997, an increase of $5,622,636 or 77%. This increase is due to the cost of equipment revenue, which was partially offset by decreases in cost of product sales and contract and other revenue.

      General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 1998 were $1,823,001 (12% of total revenue) as compared to $1,723,852 (26% of total revenue)

--------------------------------------------------------------------------------
Ibis Technology Corporation

for the fiscal year ended December 31, 1997, an increase of $99,149 or 6%. This is a result of increases in professional service fees.

      Marketing and Selling Expenses. Marketing and selling expenses for the fiscal year ended December 31, 1998 were $470,288 (3% of total revenue) as compared to $466,269 (7% of total revenue) for the fiscal year ended December 31, 1997, an increase of $4,019 or 1%. The increase in marketing and sales expenses is primarily a result of an increase in payroll and payroll related expenses.

      Research and Development Expenses. Internally funded research and development expenses increased by $537,191 or 37% to $1,971,734 (13% of total revenue) for the fiscal year ended December 31, 1998 from $1,434,543 (21% of total revenue) for the fiscal year ended December 31, 1997. This increase is primarily due to increases in payroll and materials. In the prior twelve month period, a greater percentage-of-personnel was devoted to funded projects, including the Orion contract such that payroll related expenses for these personnel were included in the cost of contract and other revenue.

      Loss from Operations. The loss from operations for the fiscal year ended December 31, 1998 was $1,702,768, as compared to a loss from operations of $4,232,019 for the fiscal year ended December 31, 1997. The decrease in the loss from operations of $2,529,251 is a result of the recognition of equipment revenue, which was partially offset by decreases in product sales and contract and other revenue along with the increase in operating expenses.

      Other Income (Expense). Total other income for the fiscal year ended December 31, 1998 was $538,064 as compared to $295,819 for the fiscal year ended December 31, 1997. The increase in total other income is attributable to interest income earned on the proceeds from the August 1997 exercise of the Company's Public Warrants as well as reduced interest expense on capital leases in 1998.

      Loss Before Income Taxes. The loss before income taxes was $1,164,704 for the fiscal year ended December 31, 1998, as compared to $3,936,200 for the fiscal year ended December 31, 1997. The decrease in the loss before income taxes of $2,771,496 is a result of the existence of equipment revenue in 1998, (as compared to no equipment revenue recognized in 1997) which was partially offset by decreases in product sales and contract and other revenue and the increase in operating expenses.

      As of December 31, 1998, the Company had net operating loss and general business credit carryforwards of approximately $17,424,000 and $420,000, respectively, for tax purposes expiring through 2011. As a result of the public stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a change of ownership within the meaning of Sec. 382(g) of the Internal Revenue Code occurred. As a result of this ownership change, the net operating loss carryforward utilization is limited to approximately $1,500,000 per year, which limitation, if not utilized, can be carried forward to future years.

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

      Product Sales. Product sales decreased to $3,389,128 for the fiscal year ended December 31, 1997, a decrease of $1,376,680 or 29% from $4,765,808 for the fiscal year ended December 31, 1996. The decrease in product sales is primarily attributable to reduced wafer requirements from a customer, which supplied its own wafers using the Ibis 1000 it had purchased from the Company. Sales to this customer accounted for 41% of total product sales in 1996 and less than 3% of total product sales in 1997.

      Contract and Other Revenue. Contract and other revenue increased for the fiscal year ended December 31, 1997 to $3,284,695 from $887,098 for the fiscal year ended December 31, 1996, an increase of 270%. This increase is attributable to revenues derived from a contract for consulting services for Orion, as

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

well as a nine-fold increase in government contract revenue over the same period in 1996. During 1997, the Company also began selling spare parts for Ibis 1000 implanters. Revenue from the Orion contract, government contracts and spare parts and other services amounted to approximately $1,749,000, $952,000 and $584,000, respectively, during 1997.

      Equipment Revenue. There were no equipment sales during 1997. Equipment revenue of $3,800,000 in 1996 represents the recognition on a percentage-of-completion basis, determined by milestone accomplishments, of the sale of an Ibis 1000. The amount of equipment revenue recognized represents 95% of the total equipment revenue from this sale. The balance of equipment revenue from this sale was recognized upon the delivery of certain software upgrades in 1998.

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

      Cost of Contract and Other Revenue. The cost of contract and other revenue for the fiscal year ended December 31, 1997 was $2,454,384, as compared to $320,522 for the fiscal year ended December 31, 1996, an increase of $2,133,862 or 666%. The increase is a result of changes in the make-up of contract and other revenue.

      Cost of Equipment Revenue. The cost of equipment revenue represents all costs related to the equipment revenue that was recognized in 1996 on a percentage-of-completion basis for the Ibis 1000 implanter. The gross margin in 1996 from the sale of this implanter was 31%.

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

--------------------------------------------------------------------------------
Ibis Technology Corporation

the fiscal year ended December 31, 1996, a decrease of $49,139 or 10%. The decrease in marketing and sales expenses is primarily a result of a decrease in payroll and payroll related expenses.

      Research and Development Expenses. Internally funded research and development expenses decreased by $42,051 or 3% to $1,434,543 (21% of total revenue) for the fiscal year ended December 31, 1997 from $1,476,594 (16% of total revenue) for the fiscal year ended December 31, 1996. This decrease is primarily due to the Company's increase in billable labor on various contracts resulting in these charges being classified as cost of revenues. This was offset by an increase in material expense primarily associated with the write-off of parts and wafer holders for the Ibis 1000 implanters due to continued improvements or upgrades.

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

Subsequent Events

      During the first quarter of 1999, the Company received purchase orders totaling approximately $8,000,000 for Ibis 1000 implanters which are anticipated to be delivered in 1999.

Impact of the Year 2000 Issue

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

      The Company's State of Readiness

      To determine the effect, if any, of the Year 2000 Issue on its operations, the Company began a review of its internal information systems in the second quarter of 1998. The Company has implemented a common software system in both the operations and financial management areas for the purpose of integrating the various systems. The Company believes that such common system is Year 2000 compliant and is fully operational. The Company will continue to test less critical information systems and expects to complete this review and any required upgrades by the second quarter of 1999.

--------------------------------------------------------------------------------
                                                    Ibis Technology Corporation

      During the first quarter of 1998, the Company conducted a test plan on its Ibis 1000 implanter equipment and determined based on these tests that the current version is Year 2000 compliant. It was also determined that the operating system of one older version Ibis 1000 has to be upgraded in order to be Year 2000 compliant; the largest issue being with the file manager displaying and sorting the date properly after 2000. An updated version of the file manager which corrects this problem is available. This upgrade will be completed by the second quarter of 1999. The Company believes that an error in date calculation will not impact the ability of the system to produce wafers. The Company also believes that the worst case scenario is that the date will have to be set manually on the dates found to be suspect and that there are no issues with the operating system which could cause system failure or interfere with the operation of the Ibis 1000 implanter.

      The Company has reviewed its ancillary production equipment and has determined the extent of software upgrades necessary in order for the systems to be Year 2000 compliant. If the software upgrades were deficient or the Company elected not to do the upgrades, the Company's ability to use this equipment would not be impacted, as the systems are stand-alone and the functions are not date sensitive. The worst case scenario is that the Company could turn back the computer clocks. The Company expects to complete these software upgrades by the beginning of the third quarter of 1999.

      The Company is also in the process of contacting its major suppliers and customers in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Issue may affect the Company. A re-evaluation of critical suppliers was completed, additional letters were sent to these suppliers requesting Year 2000 status and proof of compliance. Although this review is ongoing, to date, the Company has not identified any situations of non-compliance that would materially adversely affect the Company's operations or financial condition. The Company expects this review to be complete by the end of the second quarter of 1999.

      Although the Company has not completed its review and is still gathering information, based on its review to date, the Company believes that its principal information systems either currently correctly define the year 2000 or will be upgraded to be Year 2000 compliant and thus, the impact of the Year 2000 Issue will have no material effect on its systems.

      Costs Associated with the Year 2000 Issue

      To date the costs incurred by the Company to conduct the review of its internal information systems and to identify the impact of the Year 2000 issue on its major suppliers and customers have been immaterial and the Company expects that the additional costs incurred to complete this review will also be immaterial. The costs to implement the common software system are not considered Year 2000 costs as they were included in the Company's integration plan and were not accelerated due to Year 2000 issues. The costs to perform upgrades to correct the Year 2000 Issues that the Company has identified to date are estimated at approximately $30,000. However, the costs incurred by the Company to address the Year 2000 Issue could increase materially if in completing the review of its internal information systems, the Company identifies non-compliant systems which must be replaced or modified or if the Company identifies any other problem related to the Year 2000 Issue which must be addressed.

      Risks Associated with the Year 2000 Issue

      To the extent that the Company's assessment is completed and non-compliant systems operated by the Company or by third parties are not identified, the Year 2000 issue could have a material adverse effect on the operations of the Company. The Company could experience delays in the manufacturing of wafers or

--------------------------------------------------------------------------------
Ibis Technology Corporation

the building of equipment. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternate implemented, which is unknown at this time.

      Contingency Plans

      The Company has formal contingency plans in place for the systems it has identified as being non-compliant. Contingency plans will also be developed if certain suppliers do not supply the Company with adequate information on their compliance or if they are not going to be ready in time to meet the Year 2000 deadline. The Company expects to have all of the documentation in place by the second quarter of 1999 and at that time if suppliers are identified that are unable to become Year 2000 compliant within an appropriate time frame, the Company would identify alternative sources of suppliers.

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

Liquidity and Capital Resources

      As of December 31, 1998, the Company had cash and cash equivalents of $12,819,366. During the fiscal year ended December 31, 1998, the Company generated $500,367 in cash from operating activities as compared to cash consumed from operations in the amount of $3,896,311 for the same period in 1997. Depreciation and amortization expense for the fiscal years ended December 31, 1998 and 1997 was $1,671,413 and $2,063,018, respectively. This accounted for 11% and 31% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, exercise of options and warrants, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships, government contracts and product and equipment sales. The principal use of cash during the fiscal year ended December 31, 1998 was to fund additions to property and equipment which totaled approximately $1.6 million. As of December 31, 1998, the Company had invested $14,948,862 in property and equipment. At December 31, 1998, the Company had commitments to purchase approximately $745,000 in material or subassemblies to be used for manufacturing Ibis 1000 implanters currently under construction and approximately $465,000 in capital equipment purchases.

      On July 24, 1997, the Company notified the holders of its 1,380,000 publicly-traded Redeemable Common Stock Purchase Warrants (the "Public Warrants") and its 120,000 privately held Underwriter Redeemable Common Stock Purchase Warrants (the "Underwriter Warrants") that it would redeem these Warrants on August 26, 1997 at the redemption price of $.20 per Warrant. Prior to August 26, 1997, the holder of a Public Warrant had the right to exercise such Warrant to acquire 1.044 shares of the Company's Common Stock at a price of $8.05 per share and the holder of an Underwriter Warrant had the right to exercise such Warrant to acquire 1.09 shares of Common Stock at a price of $9.26 per share. The Company received net proceeds of approximately $10.1 million through the exercise of its Public Warrants. The holders of approximately 92% of these Warrants elected to exercise the Warrants rather than have them redeemed. Approximately 1,327,000 shares of Common Stock were issued upon exercise of the Public Warrants. None of the Underwriter Warrants were exercised.

--------------------------------------------------------------------------------
                                                    Ibis Technology Corporation

      The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations are believed to be sufficient to support the Company's operations on their anticipated scale for at least the next twelve months. Management of the Company currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters (in addition to its two oxygen implanters currently on-line), the purchase of support equipment and the expansion of the Company's facilities. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

Effects Of Inflation

      The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which became effective for the Company in its year ending December 31, 1998, did not have a material impact on the financial statements of the Company.

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which became effective for the Company in its year ending December 31, 1998, did not have a material impact on the Company's financial statements and footnote disclosures.

     Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The exposure of market risk associated with risk-sensitive instruments is not material to the Company, as the Company does not transact its sales denominated in other than United States dollars, invests primarily in short-term commercial paper, holds its investments until maturity and has not entered into hedging transactions.

--------------------------------------------------------------------------------
Ibis Technology Corporation

      Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           IBIS TECHNOLOGY CORPORATION

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:                                                      Page
                                                                          Number
                                                                          ------

  Independent Auditors' Report ..........................................   23
  Balance Sheets as of December 31, 1997 and 1998 .......................   24
  Statements of Operations for the Years Ended
    December 31, 1996, 1997 and 1998 ....................................   25
  Statements of Stockholders' Equity for the Years Ended
    December 31, 1996, 1997 and  1998 ...................................   26
  Statements of Cash Flows for the Years Ended December 31,
    1996, 1997 and  1998 ................................................   27
  Notes to Financial Statements .........................................   28

Schedule:

  Schedule II - Valuation and Qualifying Accounts .......................  S-I

--------------------------------------------------------------------------------
                                                    Ibis Technology Corporation

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ibis Technology Corporation:

      We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP

Boston, Massachusetts
February 12, 1999

--------------------------------------------------------------------------------
Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                          December 31, 1997 and 1998


                                                                  1997            1998
                                                                  ----            ----
Assets
------
Current assets:
 Cash and cash equivalents ...............................   $ 13,309,823    $ 12,819,366
 Accounts receivable, trade, net (notes 4 and 13) ........      1,064,607         546,935
 Unbilled revenue ........................................        230,490       2,448,327
 Inventories (note 5) ....................................      4,879,087       3,121,084
 Prepaid expenses and other current assets ...............        124,711         151,106
                                                             ------------    ------------
      Total current assets ...............................     19,608,718      19,086,818
                                                             ------------    ------------
Property and equipment (notes 3, 6 and 7) ................     13,303,256      14,948,862
  Less: Accumulated depreciation and amortization ........     (8,250,372)     (9,872,843)
                                                             ------------    ------------
      Net property and equipment .........................      5,052,884       5,076,019
Patents and other assets, net (note7) ....................        256,638         144,481
                                                             ------------    ------------
      Total assets .......................................   $ 24,918,240    $ 24,307,318
                                                             ============    ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Capital lease obligation, current (note 7) ..............   $    474,539    $    507,258
 Accounts payable ........................................        691,325         411,065
 Accrued liabilities (notes 8 and 9) .....................      1,193,504       1,336,720
                                                             ------------    ------------
      Total current liabilities ..........................      2,359,368       2,255,043
Capital lease obligation, noncurrent (note 7) ............        498,685          39,630
Deferred revenue (notes 8 and 9) .........................      1,303,187       1,403,702
                                                             ------------    ------------
      Total liabilities ..................................      4,161,240       3,698,375
                                                             ------------    ------------

Commitments and contingencies (notes 6, 7 and 13)

Stockholders' equity (notes 11 and 12):
Undesignated preferred stock, $.01 par value.
 Authorized 2,000,000 shares; none issued ................             --              --
Common stock, $.008 par value.
 Authorized 20,000,000 shares; issued 6,628,728 shares and
  6,858,556 shares in 1997 and 1998, respectively ........         53,030          54,868
Additional paid-in capital ...............................     35,593,999      36,610,064
Accumulated deficit ......................................    (14,890,029)    (16,055,989)
                                                             ------------    ------------
      Total stockholders' equity .........................     20,757,000      20,608,943
                                                             ------------    ------------
      Total liabilities and stockholders' equity .........   $ 24,918,240    $ 24,307,318
                                                             ============    ============

                   See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                    Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1997 and 1998

                                                        1996          1997           1998
                                                        ----          ----           ----

Product sales ....................................  $ 4,765,808   $ 3,389,128   $  3,148,783
Contract and other revenue .......................      887,098     3,284,695      1,283,830
Equipment revenue ................................    3,800,000            --     11,033,456
                                                    -----------   -----------   ------------
     Total revenue (note 13) .....................    9,452,906     6,673,823     15,466,069
                                                    -----------   -----------   ------------

Cost of product sales ............................    4,041,170     4,826,794      4,581,140
Cost of contract and other revenue ...............      320,522     2,454,384      1,079,381
Cost of equipment revenue ........................    2,625,000            --      7,243,293
                                                    -----------   -----------   ------------
      Total cost of revenue ......................    6,986,692     7,281,178     12,903,814
                                                    -----------   -----------   ------------
      Gross profit (loss) ........................    2,466,214      (607,355)     2,562,255
                                                    -----------   -----------   ------------

Operating expenses:
 General and administrative ......................    1,423,476     1,723,852      1,823,001
 Marketing and selling ...........................      515,408       466,269        470,288
 Research and development ........................    1,476,594     1,434,543      1,971,734
                                                    -----------   -----------   ------------
     Total operating expenses ....................    3,415,478     3,624,664      4,265,023
                                                    -----------   -----------   ------------
     Loss from operations ........................     (949,264)   (4,232,019)    (1,702,768)
                                                    -----------   -----------   ------------

Other income (expense):
 Interest income .................................      462,481       471,590        652,305
 Interest expense ................................     (351,617)     (176,027)      (114,241)
Other ............................................         (460)          256             --
                                                    -----------   -----------   ------------
    Total other income ...........................      110,404       295,819        538,064
                                                    -----------   -----------   ------------

    Loss before income taxes .....................     (838,860)   (3,936,200)    (1,164,704)

Income tax expense (note 10) .....................        1,256         1,256          1,256
                                                    -----------   -----------   ------------

    Net loss .....................................  $  (840,116)  $(3,937,456)  $ (1,165,960)
                                                    ===========   ===========   ============

Net loss per common share -- basic and  diluted ..  $      (.18)  $      (.69)  $       (.17)
                                                    ===========   ===========   ============

Weighted average number of common shares
 outstanding -- basic and diluted ................    4,722,025     5,709,931      6,759,870
                                                    ===========   ===========   ============

                    See accompanying notes to financial statements.

--------------------------------------------------------------------------------
Ibis Technology Corporation

                         IBIS TECHNOLOGY CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1996, 1997 and 1998

                                                Additional                                     Notes              Total
                                      Common     Paid-in       Accumulated    Deferred    Receivable from     Stockholders'
                                       Stock     Capital         Deficit    Compensation   Stockholders           Equity
                                      -------  ------------   ------------  ------------  ---------------     -------------
Balances at December 31, 1995 ......  $28,094  $ 14,925,304   $(10,112,457)   $(14,698)      $(17,150)        $  4,809,093

  Amortization of deferred
    compensation expense ...........       --            --             --      14,698             --               14,698
  Public offering of 1,600,000
    shares of common stock, net
    of issuance costs ..............   12,800    10,292,401             --          --             --           10,305,201
  Issuance of 4,177 investor
    relations shares ...............       33        17,967             --          --             --               18,000
  Exercise of warrants .............       --        29,949             --          --             --               29,949
  Exercise of stock options ........      530        26,596             --          --             --               27,126
  Net loss .........................       --            --       (840,116)         --             --             (840,116)
                                      -------  ------------   ------------    --------       --------         ------------

Balances at December 31, 1996 ......   41,457    25,292,217    (10,952,573)         --        (17,150)          14,363,951

  Exercise of underwriter
    redeemable warrants ............       --         1,080             --          --             --                1,080
  Exercise of underwriter non-
    redeemable warrants ............       38        37,781             --          --             --               37,819
  Exercise of redeemable public
    warrants .......................   10,614    10,057,238             --          --             --           10,067,852
  Surrender of warrants ............       --       (48,300)            --          --             --              (48,300)
  Exercise of stock options ........      921       237,600             --          --             --              238,521
  Compensation expense related to
    acceleration of stock option
    vesting ........................       --        16,383             --          --             --               16,383
  Repayment of stockholder notes
     receivable ....................       --            --             --          --         17,150               17,150
  Net loss .........................       --            --     (3,937,456)         --             --           (3,937,456)
                                      -------  ------------   ------------    --------       --------         ------------

Balances at December 31, 1997 ......   53,030    35,593,999    (14,890,029)         --             --           20,757,000

  Exercise of stock options ........    1,334     1,002,691             --          --             --            1,004,025
  Exercise of warrants .............      504        13,374             --          --             --               13,878
  Net loss .........................       --            --     (1,165,960)         --             --           (1,165,960)
                                      -------  ------------   ------------    --------       --------         ------------

Balances at December 31, 1998 ......  $54,868  $ 36,610,064   $(16,055,989)   $     --       $     --         $ 20,608,943
                                      =======  ============   ============    ========       ========         ============

               See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

                         IBIS TECHNOLOGY CORPORATION

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1996, 1997 and 1998

                                                                1996           1997          1998
                                                                ----           ----          ----
Cash flows from operating activities:
  Net loss .............................................  $   (840,116)  $ (3,937,456)  $ (1,165,960)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .....................     1,678,070      2,063,018      1,671,413
     Amortization of deferred compensation .............        14,698             --             --
     Loss on sale of asset .............................         1,788             --             --
     Changes in operating assets and liabilities:
       Accounts receivable, trade ......................     1,727,804       (144,219)       517,672
       Unbilled revenue ................................        17,038       (152,630)    (2,217,837)
       Inventories .....................................       (36,010)    (1,285,779)     1,758,003
       Prepaid expenses and other current assets .......        35,326        (79,251)       (26,395)
       Accounts payable ................................       471,737       (264,456)      (280,260)
       Accrued liabilities and deferred revenue ........       221,220        (95,538)       243,731
                                                          ------------   ------------   ------------
          Net cash provided by (used in) operating
            activities .................................     3,291,555     (3,896,311)       500,367
                                                          ------------   ------------   ------------
Cash flows from investing activities:
  Additions to property and equipment, net .............    (4,981,546)    (1,770,746)    (1,645,607)
  Proceeds from sale of asset ..........................         5,700             --             --
  Other assets .........................................      (111,287)       102,556         63,216
                                                          ------------   ------------   ------------
          Net cash used in investing activities ........    (5,087,133)    (1,668,190)    (1,582,391)
                                                          ------------   ------------   ------------
Cash flows from financing activities:
  Payments of bank notes payable .......................      (845,788)            --             --
  Payments of capital lease obligations ................      (817,746)      (657,197)      (426,336)
  Proceeds from sales of common stock, net of
      issuance costs ...................................    10,323,201             --             --
  Exercise of stock options and exercise of warrants ...        57,075        293,803      1,017,903
  Proceeds from stockholders' notes receivable .........            --         17,150             --
  Proceeds from warrant redemption, net of
     redemption costs ..................................            --     10,019,552             --
                                                          ------------   ------------   ------------
          Net cash provided by financing activities ....     8,716,742      9,673,308        591,567
                                                          ------------   ------------   ------------
          Net increase (decrease) in cash and cash
           equivalents .................................     6,921,164      4,108,807       (490,457)
Cash and cash equivalents, beginning of year ...........     2,279,852      9,201,016     13,309,823
                                                          ------------   ------------   ------------
Cash and cash equivalents, end of year .................  $  9,201,016   $ 13,309,823   $ 12,819,366
                                                          ============   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest ...............  $    308,667   $    199,563   $    364,241
                                                          ============   ============   ============
Supplemental disclosures of noncash investing and
  financing activities:
   Capital lease obligations incurred ..................  $         --   $         --   $     66,447
                                                          ============   ============   ============
   Issuance of shares of common stock ..................  $     18,000   $         --   $         --
                                                          ============   ============   ============
   Acceleration of stock options .......................  $         --   $     16,383   $         --
                                                          ============   ============   ============

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998

(1) Nature of Business and Organization

      Ibis Technology Corporation (the "Company") was incorporated in October 1987 for the purpose of supplying silicon-on-insulator (SOI) wafers formed by the SIMOX (Separation by Implantation of Oxygen) technology. SIMOX-SOI wafers are manufactured using a specialized oxygen ion implanter, which was developed and manufactured by the Company and is integrated with other specialized processes and characterization equipment. The Company is the leading manufacturer of high current oxygen implanters and began selling these oxygen implanters in 1996.

(2) Summary of Significant Accounting Policies

      (a) Cash and Cash Equivalents

      Cash equivalents represent highly liquid investments with original maturities of three months or less.

      (b) Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost method.

      (c) Property and Equipment

      Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Amortization is provided using the straight-line method over the life of the lease, ranging from three and one-half to five years.

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

      (e) Revenue Recognition

      Product sales are recognized upon shipment. Revenue derived from consulting services is recognized upon performance. Contract and equipment revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which include shipment of the product, achievement of milestones or completion of the contract.

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

      (g) Net Loss Per Common Share

      Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company has been in a net loss position for all years presented, common stock equivalents of 260,250, 305,605 and 246,537 for the years ended December 31, 1996, 1997 and 1998, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

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

(3) Change in Estimate

      During the third quarter of 1998 the Company changed depreciable lives for some of its equipment from five years to eight years due to new information becoming available. As a result, depreciation for the year was reduced by approximately $319,000.

--------------------------------------------------------------------------------
Ibis Technology Corporation

                         IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

(4) Accounts Receivable

      Accounts receivable consist of the following at December 31:

                                                        1997            1998
                                                        ----            ----

       Accounts receivable, trade ................  $1,057,658       $ 468,811
       Accounts receivable, other ................      47,499         143,124
       Less: Allowance for doubtful accounts .....     (40,550)        (65,000)
                                                    ----------       ---------
                                                    $1,064,607       $ 546,935
                                                    ==========       =========

(5) Inventories

      Inventories consist of the following at December 31:

                                                         1997            1998
                                                         ----            ----

       Raw materials ............................   $   221,378    $   197,734
       Work in process ..........................       105,607         76,343
       Finished goods ...........................       160,046        191,762
                                                    -----------    -----------
         Subtotal wafer inventory ...............       487,031        465,839
       Equipment inventory ......................     4,392,056      2,655,245
                                                    -----------    -----------
         Total inventories ......................   $ 4,879,087    $ 3,121,084
                                                    ===========    ===========

(6) Property and Equipment

      Property and equipment consists of the following at December 31:

                                                        1997           1998
                                                        ----           ----

       Machinery and equipment ...................  $12,338,486    $13,595,208
       Furniture and fixtures ....................      256,534        316,619
       Leasehold improvements ....................      708,236        768,790
       Construction in progress ..................           --        268,245
                                                    -----------    -----------
                                                    $13,303,256    $14,948,862
                                                    ===========    ===========

      Construction in progress includes the cost to expand into an additional 9,000 square feet of space which the Company began leasing in July 1998.

      At December 31, 1998, the Company had commitments to purchase approximately $750,000 in material or subassemblies to be used in normal operations and approximately $475,000 in capital equipment purchase commitments.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

(7) Lease Commitments

      In November 1995, the Company sold an Ibis 1000 production implanter for $2,040,000 and leased it back under a capital lease. A security reserve paid by the Company in the amount of $250,000 was applied to the principal portion of the lease obligation. Warrants to purchase 35,478 shares of common stock at $5.75 per share were issued in connection with this lease. The warrants, which were valued at $106,434 at the time of issuance, have been recorded in other assets as deferred financing costs and are being amortized over 48 months, the initial term of the lease.

      In January 1997, the Company entered into a noncancelable operating lease for its office and manufacturing facility expiring in 2003 with a five-year renewal option.The Company also leases certain equipment under noncancelable operating leases expiring through 2001, as well as equipment used in operations under noncancelable capital leases expiring through 2003. Future minimum lease payments under noncancelable leases at December 31, 1998, are as follows:

                                                       Capital        Operating
                                                        Leases          Leases
                                                        ------          ------
       Year ending:
       1999 ........................................   $ 548,478    $  356,285
       2000 ........................................      13,284       355,610
       2001 ........................................      13,284       334,926
       2002 ........................................      13,284       329,772
       2003 ........................................       7,749       329,772
                                                       ---------    ----------
       Total minimum lease payments ................     596,079    $1,706,365
                                                                    ==========
       Less amount representing interest ...........     (49,191)
       Less current maturities .....................    (507,258)
                                                       ---------
       Capital lease obligations, less current
         maturities ................................   $  39,630
                                                       =========

      Interest was calculated using an imputed interest rate of 14%.

      Rent expense was approximately $205,000, $255,000 and $314,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

--------------------------------------------------------------------------------
Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

(8) Accrued Liabilities

      Current accrued liabilities were as follows at December 31:

                                                           1997         1998
                                                           ----         ----

       Deferred revenue, current portion ...........   $  396,475   $  137,500
       Accrued inventory costs .....................           --      321,411
       Accrued vacation ............................      162,111      131,723
       Accrued warranty ............................        7,000      354,546
       Accrued interest ............................      250,000           --
       Accrued payroll .............................      211,104      171,912
       Other .......................................      166,814      219,628
                                                       ----------   ----------
       Total .......................................   $1,193,504   $1,336,720
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

(9) License Agreements

      The Company has obtained an exclusive sublicense to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter in the field of oxygen implantation. Pursuant to the sublicense agreement, the Company is obligated to pay a royalty of 1% of all sales of wafers from the Ibis 1000 implanter, not to exceed $160,000 in the aggregate. Royalty expense was approximately $34,600, $69,900 and $24,100 for the years ended December 31, 1996, 1997 and 1998, respectively.As of December 31, 1998, the Company has paid all $160,000 of this royalty.The sublicense agreement also grants the Company certain rights to the beam scanning system for applications other than oxygen implantation. During 1994, the Company entered into an agreement with a third party to license the above-referenced technology and received approximately $156,000, net, in nonrefundable prepaid royalties from such third party. This revenue had been deferred and included in other accrued liabilities and was recognized as royalties when earned. During both 1996 and 1997, approximately $78,000 was recognized as revenue for this particular agreement.

      In addition, the Company received $417,000, $75,000 and $72,000 in 1996, 1997 and 1998, respectively, for non-refundable option fees or royalty fees in accordance with three additional non-exclusive sublicense agreements.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)


(10) Income Taxes

      Income tax expense consists of state income taxes for each year.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

                                                           1997         1998
                                                           ----         ----
       Deferred tax assets:
         Net operating loss carryforwards ...........  $ 6,693,000  $ 7,017,000
         Accruals not currently deductible for tax
           purposes .................................       44,000       71,000
         General business tax credit carryforwards ..      344,000      420,000
         Other ......................................      381,000      404,000
         Less: Valuation allowance ..................   (7,462,000)  (7,781,000)
                                                       -----------  -----------
           Net deferred tax assets ..................           --      131,000
       Deferred tax liabilities:
        Property and equipment, principally due to
         differences in depreciation ................           --     (131,000)
                                                       -----------  -----------
                                                       $        --  $        --
                                                       ===========  ===========

      As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company's deferred tax assets.The amount recorded as net deferred tax assets as of December 31, 1997 and 1998 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.The Company had no deferred tax liabilities at December 31, 1997. The net change in the total valuation allowance was an increase of $1,661,000 and $319,000 for the years ended December 31, 1997 and 1998, respectively.

      At December 31, 1998, the Company had net operating loss and general business credit carryforwards of approximately $17,424,000 and $420,000, respectively, for tax purposes expiring through 2011.The Company's initial and secondary public offerings of common stock created an ownership change within the meaning of Internal Revenue Code Section 382(g) and future annual usage of net operating loss carryforwards is limited to approximately $1,500,000 per year.Future equity transactions could cause additional ownership changes which could result in further limitations of the net operating loss carryforwards.

(11) Capitalization

      In December 1993, the Board of Directors and stockholders approved that the Restated Articles of Organization of the Company be amended by increasing the number of authorized shares of common stock from 5,000,000 to 10,000,000, and authorizing an additional 2,000,000 shares of preferred stock, $.01 par value ("Undesignated Preferred Stock"), that are subject to issuance by the Board of Directors and to fix the terms thereof.In January 1998, the Board of Directors approved an amendment to the Company's Articles of Organization to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares.The stockholders approved the amendment at the May 1998 Annual Stockholders Meeting.At December 31, 1998, 42,680, 477,541, 750,000 and 65,607 common shares were reserved for issuance upon exercise of options outstanding or available for grant under the Company's 1988 Stock Option Plan, the 1993 Employee, Director and Consultant Stock Option Plan and 1997 Employee, Director and

--------------------------------------------------------------------------------
Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

Consultant Stock Option Plan and for exercises of warrants, respectively.

      On May 27, 1994, the Company completed an initial public offering of 1,200,000 shares of common stock at $7.00 per share and 1,380,000 redeemable warrants at $0.20 per share (see note 12(b)). The Company's net proceeds were approximately $6,892,000, after deducting approximately $1,784,000 for underwriting discounts, commissions and other associated expenses.In August 1997, the Company issued approximately 1,327,000 shares of common stock upon exercise of the warrants (see note 12(b)).

      On April 9, 1996, the Company completed a secondary public offering of 1,600,000 shares of common stock at $7.25 per share. The Company's net proceeds were approximately $10,305,000, after deducting approximately $1,295,000 for underwriting discounts, commissions and other associated expenses.

(12) Stock Options and Warrants

      (a) Stock Option Plans

      In March 1988, the Board of Directors and stockholders of the Company approved the 1988 Stock Option Plan (the "Plan"). The Plan permits the Company to grant incentive stock options to its key employees and nonqualified options to any employees, consultants, directors or officers that the Board deems appropriate. The incentive stock options must be granted at a price not less than the fair market value of the common stock at the time of grant or, in the case of certain optionees, 110% of such fair market value in order to qualify for certain tax advantages under Section 422A of the Internal Revenue Code. The purchase price of nonqualified options granted is determined at the discretion of the Board of Directors. The Company has reserved 42,680 shares of common stock for issuance under this plan, which represents outstanding options.

      In December 1993, the Board of Directors and stockholders approved the adoption of the Company's 1993 Employee, Director and Consultant Stock Option Plan which provided for the issuance of options to purchase up to 250,000 shares of common stock of the Company to employees, consultants and non-employee directors.In May 1996, the stockholders increased to 750,000 shares the aggregate number of shares that may be granted under this plan.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

      In October 1997, the Board of Directors approved the adoption of the Company's 1997 Employee, Director and Consultant Stock Option Plan which provides for the issuance of options to purchase up to 750,000 shares of common stock of the Company to employees, consultants and non-employee directors.The stockholders approved the Plan at the May 1998 Annual
Stockholders Meeting.

      A summary of stock option activity under the plans is as follows:

                                                                  Weighted
                                                                  average
                                                    Number        exercise
                                                      of            price
                                                    shares        of shares
                                                    ------        ---------

       Options outstanding at December 31, 1995     401,884         $3.73

       Granted                                      380,500          6.98
       Exercised                                    (70,425)         0.91
       Cancelled                                    (45,917)         5.59
                                                    -------         -----

       Options outstanding at December 31, 1996     666,042          5.76

       Granted                                      290,750          7.84
       Exercised                                   (133,266)         3.38
       Cancelled                                    (40,997)         5.14
                                                   --------         -----

       Options outstanding at December 31, 1997     782,529          6.84

       Granted                                      306,950          8.72
       Exercised                                   (190,247)         6.42
       Cancelled                                   (115,109)         6.46
                                                   --------         -----

       Options outstanding at December 31, 1998     784,123         $7.73
                                                   ========         =====

       Options outstanding at December 31, 1998     308,592         $6.73
                                                   ========         =====

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:

                           Options Outstanding              Options Exercisable
                 ----------------------------------------  ---------------------
                                Weighted
                                 average      Weighted                  Weighted
                                remaining      average                   average
   Range of         Number      contractual   outstanding     Number    exercise
exercise prices  outstanding   life (years)  option price  exercisable    price
---------------  -----------   ------------  ------------  -----------    -----

$ .08 -  6.00      113,013         6.4           $4.29        69,675      $3.23
$6.01 -  7.50      232,510         6.0           $6.95       152,001      $6.89
$7.51 - 12.31      438,600         9.1           $9.03        86,916      $9.28
                   -------                                   -------
                   784,123                                   308,592
                   =======                                   =======

--------------------------------------------------------------------------------
Ibis Technology Corporation


                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

      The Company intends to continue using APB No. 25 to measure compensation, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.Had compensation costs for the stock option plans been determined based on the fair value at the grant dates for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts at December 31:

                                             1996         1997         1998
                                             ----         ----         ----

                           As reported  $  (840,116)  $(3,937,456)  $(1,165,960)
      Net loss             Pro forma    $(1,940,298)  $(5,215,633)  $(2,854,356)

      Net loss per share   As reported  $      (.18)  $      (.69)  $      (.17)
                           Pro forma    $      (.41)  $      (.91)  $      (.42)

      The per share weighted-average fair value of each option granted during 1996, 1997 and 1998 was $3.95, $5.07 and $5.78, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996 - expected volatility of 75.58%, risk-free interest rate of 6.22%, and an expected life of 3 years; 1997 - expected volatility of 98.55%, risk-free interest rate of 5.50%, and an expected life of 3 years; 1998 -- expected volatility of 98.55%, risk-free interest rate of 5.50%, and an expected life of 3 years.The expected dividend yield rate for 1996, 1997 and 1998 is zero.

      Pro forma net loss reflects only options granted in 1995, 1996, 1997 and 1998.Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

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

      In July 1996, the holders of the 120,000 underwriter non-redeemable warrants exercised all of these warrants.Upon exercise at $0.24 per warrant, the holders received 120,000 redeemable warrants and 120,000 revised non-redeemable warrants.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS - (Continued)

      On July 24, 1997, the Company notified the holders of its 1,380,000 publicly traded Redeemable Common Stock Purchase Warrants and its 120,000 privately held Underwriter Redeemable Common Stock Purchase Warrants that it would redeem these Warrants on August 26, 1997 at the redemption price of $.20 per Warrant.Prior to August 26, 1997, based on additional anti-dilutive adjustments, the holder of a Public Warrant had the right to exercise such Warrant to acquire 1.044 shares of the Company's Common Stock at a price of $8.05 per share and the holder of an Underwriter Redeemable Warrant had the right to exercise such Warrant to acquire 1.09 shares of Common Stock at a price of $9.26 per share.The Company received net proceeds of approximately $10.1 million through the exercise of its Public Warrants.The holders of approximately 92% of the Public Warrants elected to exercise the Warrants rather than have them redeemed. Approximately 1,327,000 shares of Common Stock were issued upon exercise of the Public Warrants.None of the Underwriter Redeemable Warrants were exercised and all were redeemed.

      During 1998, Underwriters Non-Redeemable Warrants were exercised for 106,503 shares of Common Stock.Since some of these Warrants were exercised on a cashless basis, 39,668 shares of Common Stock were issued.At December 31, 1998, there were 13,484 Underwriter Non-Redeemable Warrants outstanding, exercisable for an aggregate of 14,077 shares of Common Stock at $8.05 per share.

      During 1998 Warrants to purchase 29,166 shares of Common Stock were exercised.Since these Warrants were exercised on a cashless basis, 23,391 shares of Common Stock were issued.At December 31, 1998, there were additional warrants to purchase 9,375, 2,500, 35,478 and 4,177 shares of common stock at $7.20, $2.16, $5.75 and $8.40 per share, respectively (see note 7).

(13) Significant Customers and Concentration of Business Risk

      The Company sells its products to a limited number of semiconductor manufacturers primarily in the United States.

      Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

                         Government                       Other                       Total
                    --------------------    -------------------------------    -------------------
                                            Significant
    Year Ended        Amount          %      Customers      Amount       %       Amount         %
    ----------        ------         ---     ---------      ------      ---      ------        ---

December 31, 1996   $   396,000       4%         1        $ 5,768,000   61%     $6,164,000     65%
December 31, 1997   $ 1,235,000      18%         2        $ 2,605,000   39%     $3,840,000     58%
December 31, 1998   $ 1,268,000       8%         2        $12,324,000   80%    $13,592,000     88%

      Accounts receivable from government sales amounted to approximately $159,000 and $77,000 at December 31, 1997 and 1998, respectively. Accounts receivable from Motorola, Inc. and Orion Equipment, Inc. amounted to $123,000 and $326,000 at December 31, 1997, respectively. Accounts receivable from IBM Corporation and Mitsubishi Materials Corporation amounted to $182,000 and $62,000 at December 31, 1998, respectively.

      Export sales to unaffiliated customers in 1996 were less than 10% of total revenues.During 1997 and 1998, export sales to unaffiliated customers represented 13% and 32% of total revenues, respectively.

--------------------------------------------------------------------------------
Ibis Technology Corporation

      During 1996, 1997 and 1998, the Company purchased substantially all of its conventional bulk silicon wafers from one supplier.An interruption in the delivery of these wafers could have a material adverse effect on the Company's results of operations.

(14) Industry Segments

      The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the fourth quarter of 1998.SFAS No. 131 established the standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

      The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services.For purposes of segment reporting, government contracts, service contracts, license revenue and spares are combined and reported as Other Products or Services.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.The Company generally evaluates operating performance based on income or loss before interest and taxes.

      The table below provides information for the years ended December 31, 1996, 1997 and 1998 pertaining to the Company's three industry segments.

                                             SIMOX
                                             Wafer             SIMOX            Other Products
                                           Products          Equipment            or Services               Total
                                           --------          ---------            -----------               -----
Net Revenues
Year Ended December 31, 1996             $ 4,765,808         $ 3,800,000           $  887,098             $ 9,452,906
Year Ended December 31, 1997               3,389,128                  --            3,284,695               6,673,823
Year Ended December 31, 1998               3,148,783          11,033,456            1,283,830              15,466,069

Operating Income (Loss)
Year Ended December 31, 1996                 (24,944)            (67,420)             566,576                 474,212
Year Ended December 31, 1997              (2,342,543)           (995,935)             830,311              (2,508,167)
Year Ended December 31, 1998              (2,023,241)          1,939,025              204,449                 120,233

Assets
December 31, 1996                          6,538,317           3,248,544              165,539               9,952,400
December 31, 1997                          6,089,714           4,674,592              502,529              11,266,835
December 31, 1998                          5,411,282           5,262,751              353,068              11,027,101

Capital Expenditures
Year Ended December 31, 1996               2,752,751           2,019,862                   --               4,772,613
Year Ended December 31, 1997               1,653,540              76,977                   --               1,730,517
Year Ended December 31, 1998               1,251,522             293,280                   --               1,544,802

Depreciation and Amortization
of Property and Equipment
Year Ended December 31, 1996               1,418,925             122,097               24,928               1,565,950
Year Ended December 31, 1997               1,782,079             115,044               53,583               1,950,706
Year Ended December 31, 1998               1,451,810             106,460               21,036               1,579,306

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

      The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company's totals.

                                                                          Years Ended
                                                              --------------------------------------
Segment Reconciliation                                        12/31/96       12/31/97       12/31/98
----------------------                                        --------       --------       --------

Loss Before Income Taxes:
  Total operating income (loss) for reportable segments      $   474,212   $(2,508,167)  $   120,233
  Corporate general & administrative expenses                 (1,423,476)   (1,723,852)   (1,823,001)
  Net other income                                               110,404       295,819       538,064
                                                             -----------   -----------   -----------
  Loss before income taxes                                      (838,860)   (3,936,200)   (1,164,704)
                                                             ===========   ===========   ===========

Assets:
  Total assets for reportable segments                         9,952,400    11,266,835    11,027,101
  Cash & cash equivalents not allocated to segments            9,201,016    13,309,823    12,819,366
  Other unallocated assets                                       388,966       341,582       460,851
                                                             -----------   -----------   -----------
  Total assets                                                19,542,382    24,918,240    24,307,318
                                                             ===========   ===========   ===========

Capital Expenditures:
  Total capital expenditures for reportable segments           4,772,613     1,730,517     1,544,802
  Corporate capital expenditures                                 208,933        40,229       100,805
                                                             -----------   -----------   -----------
  Total capital expenditures                                   4,981,546     1,770,746     1,645,607
                                                             ===========   ===========   ===========

Depreciation and Amortization:
  Total depreciation & amortization for reportable segments    1,565,950     1,950,706     1,579,306
  Corporate depreciation & amortization                          112,120       112,312        92,107
                                                             -----------   -----------   -----------
  Total depreciation & amortization                            1,678,070     2,063,018     1,671,413
                                                             ===========   ===========   ===========

--------------------------------------------------------------------------------
Ibis Technology Corporation

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10.       DIRECTORS AND OFFICERS OF THE REGISTRANT

      The Response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy
Statement for the 1999 Annual Meeting of Stockholders.

Item 11.       EXECUTIVE COMPENSATION

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in the Company's Proxy Statement for the 1999 Annual Meeting of
Stockholders.

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

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

Item 14(a)(3)  Exhibits

               The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

    Exhibit
    Number                        Description
    --------   -----------------------------------------------------------------
       * 3.1 - Restated Articles of Organization of Registrant (Filed as
               Exhibit 3.1)
       * 3.2 - Restated By-Laws of the Registrant, as amended (Filed as
               Exhibit 3.2)
       * 4.1 - Article 4 of Restated Articles of Organization (Filed as
               Exhibit 4.1)
       * 4.2 - Form of Common Stock Certificate (Filed as Exhibit 4.2)
       * 4.3 - Form of Redeemable Warrant Certificate (Filed as Exhibit 4.3)
       * 4.4 - Amended and Restated Shareholders Agreement dated as of
               August 17, 1989, as amended, among the Registrant and certain holders of Common Stock (Filed as Exhibit 4.4)
       *10.1 - Master Agreement, dated as of August 7, 1992, among the
               Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
               Exhibit 10.1)
       *10.2 - Sublicense Agreement, dated December 21, 1993, among the
               Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
               Exhibit 10.2)
      *+10.3 - Business Development Agreement, dated as of July 15, 1994, between the Registrant and Mitsubishi Materials Corporation
               (Filed as Exhibit 10.3)
       *10.4 - Lease Agreement, dated December 22, 1987, as amended, between the Registrant and Thomas J. Flatley d/b/a The Flatley Company
               ("Flatley") (Filed as Exhibit 10.4)
       10.4A - Fifth Amendment to Lease Agreement, dated February 4, 1997 between the Registrant and Flatley (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
               Quarter ended March 31, 1997 and Incorporated herein by reference).
       *10.5 - Master Lease Agreement, dated September 14, 1993, between the
               Registrant and Comdisco, Inc. ("Comdisco") (Filed as
               Exhibit 10.5)
       *10.6 - Warrant Agreement, dated as of October 26, 1993, as amended, between the Registrant and Comdisco (Filed as Exhibit 10.6)
       *10.7 - Warrant, dated November 15, 1990, as amended, issued by the
               Registrant to Phoenix Venture Incorporated (Filed as
               Exhibit 10.7)
       *10.8 - Master Equipment Lease Agreement, dated as of September 22,
               1993, as amended, between the Registrant and Financing for Science International, Inc. ("FSI"), as assigned to General
               Electric Capital Corporation as of April 29, 1994 (Filed as
               Exhibit 10.8)
       *10.9 - Warrant, dated October 1, 1993, issued by the Registrant to
               FSI (Filed as Exhibit 10.9)
      *10.10 - Warrant, dated January 2, 1991, as amended, issued by the
               Registrant to Venlease Associates (Filed as Exhibit 10.10)
      *10.11 - Form of Noncompetition, Nondisclosure and Assignment of
               Inventions Agreement between the Registrant and each current employee of the Registrant (Filed as Exhibit 10.11)
     #*10.12 - Employment Agreement, dated December 20, 1993, as amended, between the Registrant and Geoffrey Ryding (Filed as Exhibit 10.12)
     #*10.13 - Ibis Technology Corporation 1988 Stock Option Plan (Filed as
               Exhibit 10.13)
     #*10.14 - Form of Stock Option Agreement under 1988 Stock Option Plan
               (Filed as Exhibit 10.14)
     #*10.15 - Ibis Technology Corporation 1993 Employee, Director and
               Consultant Stock Option Plan as amended (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the Quarter
               Ended September 30, 1996 and Incorporated herein by reference)
     #*10.16 - Form of Stock Option Agreement under 1993 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.16)
     #*10.17 - 1995/1996 Incentive Compensation Plan of the Registrant
               (Filed as Exhibit 10.17)

--------------------------------------------------------------------------------
Ibis Technology Corporation

    Exhibit
    Number                        Description
    --------   -----------------------------------------------------------------
    *++10.18 - Capacity Option Agreement, dated September 21, 1995, between
               Registrant and Motorola Corporation (Filed as Exhibit 10.18)
      *10.19 - Letter Agreement, dated March 4, 1994, as amended, between the Registrant and Fleet Bank of Massachusetts, N.A.("Fleet")
               (Filed as Exhibit 10.19)
     *10.19A - Amendment to Letter Agreement, dated February 2, 1996, between the Registrant and Fleet (Filed as Exhibit 10.19A)
      *10.20 - Master Equipment Lease Agreement, dated November 1, 1995, between Registrant and FSI (Filed as Exhibit 10.20)
      *10.21 - Bill of Sale dated November 22, 1995 between the
               Registrant and FSI (Filed as Exhibit 10.21)
      *10.22 - Sale and Leaseback Agreement dated as of November 1, 1995 between the Registrant and FSI (Filed as Exhibit 10.22)
      *10.23 - Reserve Pledge and Security Agreement dated as of November 1,
               1995 between FSI and Registrant (Filed as Exhibit 10.23)
      *10.24 - Warrant issued by Registrant in favor of FSI dated
               November 22, 1995 for the Purchase of shares of Common Stock of the Registrant (Filed as Exhibit 10.24)
      *10.25 - Sales Representative Agreement, dated February 17, 1995, between the Registrant and Young Woo High Tech (Filed as
               Exhibit 10.25)
      *10.26 - Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit 10.26)
      *10.27 - License Agreement, dated as of September 1, 1994, between the Registrant and Nissin Electric Co., Ltd. (Filed as
               Exhibit 10.27)
      *10.28 - Underwriter's Warrant Agreement, dated May 27, 1994, between the Registrant and Josephthal Lyon & Ross Incorporated
               ("Josephthal") (Filed as Exhibit 10.28)
      *10.29 - Underwriting Agreement, dated May 20, 1994, between, the
               Registrant and Josephthal (Filed as Exhibit 10.29)
      *10.30 - Warrant Agreement, dated as of May 20, 1994, between the
               Registrant and Continental Stock Transfer & Trust Company
               (Filed as Exhibit 10.30)
       10.31 - Contract, as amended, dated May 25, 1994, between the
               Registrant and the Defense Nuclear Agency (Filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the Quarter
               Ended June 30, 1996 and incorporated herein by reference).
       10.32 - Equipment Purchase Master Agreement, dated as of May 22,
               1996, between Registrant, and IBM (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File
               No.0-13078) filed on September 12, 1996 and incorporated herein by reference).
       10.33 - Description of Fees Paid to Ted R. Dintersmith, Ph.D.
               (Filed as Exhibit 10.33 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1996).
      #10.34 - Employment Agreement, dated October 23, 1997 between the
               Registrant and Martin J. Reid.
      #10.35 - Ibis Technology Corporation 1997 Employee, Director and
               Consultant Stock Option Plan (Filed as Exhibit 99.1 to the
               Company's Form S-8 File No. (333-45247) filed on January
               30, 1998 and incorporated herein by reference).
       10.36 - License Agreement, dated June 27, 1996, between the
               Registrant and Orion Equipment, Inc. ("Orion")
       10.37 - Modification to License Agreement, dated August 28, 1997, between the Registrant and Orion
       10.38 - Consulting Services Agreement, dated as of April 22, 1997, between the Registrant and Orion

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

    Exhibit
    Number                        Description
    --------   -----------------------------------------------------------------
    +++10.39 - Purchase Order, dated April 14, 1998, from Mitsubishi
               Silicon Corporation (Filed as Exhibit 10.39 to the
               Company's Quarterly Report on Form 10-Q for the Quarter
               Ended June 30, 1998 and incorporated herein by reference).
    +++10.40 - Task Order dated April 10, 1998, between the Registrant and International Business Machines Corporation ("IBM")
               (Filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 and incorporated herein by reference).
    +++10.41 - Licensing and Development Agreement, dated June 9, 1998, between the Registrant and IBM (Filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
               June 30, 1998 and incorporated herein by  reference).
       10.42 - Sixth Amendment to Lease dated July 16, 1998, amending
               Lease Agreement dated December 22, 1987 between the
               Company and Thomas J. Flatley d/b/a the Flatley Company
               (Filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998).
          23 - Consent and Report on Financial Statement Schedule of KPMG
               Peat Marwick LLP
          27 - Financial Data Schedule

---------
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 333-1174, effective April 2, 1996.

+ Confidential treatment previously obtained from the Securities and Exchange Commission; filed as Exhibit No. 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.Request for extension of confidential treatment filed on November 12, 1997 with the Securities and Exchange Commission.The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

++ Confidential treatment previously obtained from the Securities and Exchange Commission; filed as Exhibit No. 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

+++ Confidential treatment previously obtained from the Securities and Exchange Commission; filed as Exhibit Numbers 10.39, 10.40 and 10.41 to the Registrant's Quarterly on Form 10-Q for the quarter ended June 30, 1998.The portions of the document for which confidential treated has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

#     Management contract or compensatory plan, contract or arrangement.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(B) Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts

--------------------------------------------------------------------------------
Ibis Technology Corporation

Item 14(b)  Reports on Form 8-K

The Company filed with the Commission on October 9, 1998, a Current Report on Form 8-K for the October 7, 1998, event reporting the public dissemination of two press releases announcing (i) the shipment of a new product and (ii) that it had been awarded two new research and development contracts, totaling approximately $762,000.

The Company filed with the Commission on November 5, 1998, a Current Report on Form 8-K for the November 4, 1998, event reporting the public dissemination of a press release announcing its financial results for the third quarter and nine months ended September 30, 1998.

The Company filed with the Commission on November 13, 1998, a Current Report on Form 8-K for the November 12, 1998, event reporting the public dissemination of a press release announcing the election of Leslie B. Lewis and Lamberto Raffaelli, Ph.D. to the Board of Directors.

--------------------------------------------------------------------------------
                                                     Ibis Technology Corporation

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 29, 1999.

                              IBIS TECHNOLOGY CORPORATION

                              By:  /s/ Martin J. Reid
                                   ------------------------
                                   Martin J. Reid
                                   President

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

Signatures                                            Title                                 Date
----------                                            -----                                 ----

By: /s/ Richard Hodgson                Chairman of the Board of Directors              March 29, 1999
    --------------------------------         and Director
    Richard Hodgson

By: /s/ Martin J. Reid                 President, Chief Executive Officer              March 29, 1999
    --------------------------------   (principal executive officer) and Director
    Martin J. Reid

By: /s/ Debra L. Nelson                Chief Financial Officer,                        March 29, 1999
    --------------------------------   Treasurer, Clerk, (principal financial
    Debra L. Nelson                    and accounting officer)

By: /s/ Dimitri A. Antoniadis, Ph.D.   Director                                        March 29, 1999
    --------------------------------
    Dimitri A. Antoniadis, Ph.D.

By: /s/ Robert L. Gable                Director                                        March 29, 1999
    --------------------------------
    Robert L. Gable

By: /s/ Leslie B. Lewis                Director                                        March 29, 1999
    --------------------------------
    Leslie B. Lewis

By: /s/ Donald McGuinness              Director                                        March 29, 1999
    --------------------------------
    Donald McGuinness

By: /s/ Lamberto Raffaelli             Director                                        March 29, 1999
    --------------------------------
    Lamberto Raffaelli

By: /s/ PeterH. Rose, Ph.D.            Director                                        March 29, 1999
    --------------------------------
    Peter H. Rose, Ph.D.

By: /s/ Geoffrey Ryding, Ph.D.         Director                                        March 29, 1999
    --------------------------------
    Geoffrey Ryding, Ph.D.

--------------------------------------------------------------------------------
Ibis Technology Corporation

                                                                     SCHEDULE II

                           IBIS TECHNOLOGY CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1996, 1997 and 1998

                                            Balance at                                     Balance at
                                           Beginning of     Charged        Amounts           end of
    Description                               Period       to Expense     written off        Period
    -----------                               ------       ----------     -----------        ------

Allowance for Doubtful Accounts
December 31, 1996                           $  7,550             --             --            7,550
December 31, 1997                              7,550         33,000             --           40,550
December 31, 1998                             40,550         24,450             --           65,000

Reserve for Inventory Obsolescence
December 31, 1996                           $ 91,000         87,000         11,000          167,000
December 31, 1997                            167,000        213,000        302,000           78,000
December 31, 1998                             78,000         82,000             --          160,000