Form 10-Q
period 1999-03-31
IBIS TECHNOLOGY CORP
filed 1999-05-11
CIK 855182

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


For the Quarterly Period Ended  March 31, 1999   Commission file number  0-23150
                                --------------                           -------


                           IBIS TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                           04-2987600
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  32 CHERRY HILL DRIVE, DANVERS, MA                               01923
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

                                                     Yes   X           No
                                                         ------           -----


             6,933,409 shares of Common Stock, par value $.008, were
                         outstanding on April 30, 1999.


                                                     Total Number of Pages    19
                                                     Exhibit Index at Page    18

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX

PART 1 - FINANCIAL  INFORMATION                                                                          PAGE
-------------------------------                                                                          NUMBER
                                                                                                         ------
  Item 1 - Financial Statements:
    Balance Sheets
        December 31, 1998 and March 31, 1999 ............................................                         3

    Statements of Operations
        Three Months Ended March 31, 1998 and 1999 ......................................                         4

    Statements of Cash Flows
       Three Months Ended March 31, 1998 and 1999 .......................................                         5

    Notes to Financial Statements .......................................................                         6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................................                         9

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk ....................                        15


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings ..............................................................                        16

Item 2 - Changes in Securities ..........................................................                        16

Item 3 - Defaults upon Senior Securities ................................................                        16

Item 4 - Submission of Matters to a Vote of Security Holders ............................                        16

Item 5 - Other Information ..............................................................                        16

Item 6 - Exhibits and Reports on Form 8-K ...............................................                        16

Signatures ..............................................................................                        17

Exhibit Index ...........................................................................                        18

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                          (UNAUDITED)
                                                                       DECEMBER 31,        MARCH 31,
                                                                           1998              1999
                                                                           ----              ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................         $ 12,819,366    $ 13,170,774
   Accounts receivable, trade, net...........................              546,935       3,632,374
   Unbilled revenue..........................................            2,448,327       2,319,487
   Inventories (note 3)......................................            3,121,084       2,157,150
   Prepaid expenses and other current assets.................              151,106         174,821
                                                                      ------------    ------------
         Total current assets................................           19,086,818      21,454,606
                                                                      ------------    ------------

Property and equipment.......................................           14,948,862      13,682,649

   Less:  Accumulated depreciation and amortization..........           (9,872,843)     (8,658,736)
                                                                      ------------    ------------
          Net property and equipment.........................            5,076,019       5,023,913
Patents and other assets, net................................              144,481         139,768
                                                                      ------------    ------------
         Total assets                                                 $ 24,307,318    $ 26,618,287
                                                                      ------------    ------------
                                                                      ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current.........................         $    507,258    $    377,894
   Accounts payable..........................................              411,065       1,583,177
   Accrued liabilities.......................................            1,336,720       2,109,099
                                                                      ------------    ------------
         Total current liabilities...........................            2,255,043       4,070,170
                                                                      ------------    ------------
Capital lease obligation, noncurrent.........................               39,630          37,336
Other accrued liabilities....................................            1,403,702       1,359,862
                                                                      ------------    ------------
         Total liabilities...................................            3,698,375       5,467,368
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued.................                  --              --
   Common stock, $.008 par value
    Authorized 20,000,000 shares; issued 6,858,556 shares
    and 6,924,443 in 1998 and 1999, respectively.............               54,868          55,396
   Additional paid-in capital................................           36,610,064      36,905,431
   Accumulated deficit.......................................          (16,055,989)    (15,809,908)
                                                                      ------------    ------------
         Total stockholders' equity..........................           20,608,943      21,150,919
                                                                      ------------    ------------
         Total liabilities and stockholders' equity..........         $ 24,307,318    $ 26,618,287
                                                                      ------------    ------------
                                                                      ------------    ------------



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                ----------------------------
                                                                                                    1998              1999
                                                                                                ------------     -----------
SALES AND REVENUE:
  Product sales ...................................................................              $ 1,006,698    $ 1,299,485
  Contract and other revenue ......................................................                  490,203        358,378
  Equipment revenue ...............................................................                  200,000      2,790,000
                                                                                                ------------    -----------
      Total sales and revenue (notes 2 and 6) .....................................                1,696,901      4,447,863

COST OF SALES AND REVENUE:
  Cost of product sales ...........................................................                1,312,538      1,246,084
  Cost of contract and other revenue ..............................................                  365,913        121,708
  Cost of equipment revenue .......................................................                  125,198      1,953,922
                                                                                                ------------    -----------
      Total cost of sales and revenue .............................................                1,803,649      3,321,714
                                                                                                ------------    -----------
      Gross profit (loss) .........................................................                 (106,748)     1,126,149
                                                                                                ------------    -----------

OPERATING EXPENSES:
  General and administrative ......................................................                  444,500        434,448
  Marketing and selling ...........................................................                  114,585        207,170
  Research and development ........................................................                  381,955        386,370
                                                                                                ------------    -----------
      Total operating expenses ....................................................                  941,040      1,027,988
                                                                                                ------------    -----------
      Income (loss) from operations ...............................................               (1,047,788)        98,161
                                                                                                ------------    -----------

OTHER INCOME (EXPENSE):
  Interest income .................................................................                  174,690        156,495

  Interest expense ................................................................                  (34,720)       (18,152)
  Other ...........................................................................                     --           10,833
                                                                                                ------------    -----------
      Total other income ..........................................................                  139,970        149,176
                                                                                                ------------    -----------

      Income (loss) before income taxes ...........................................                 (907,818)       247,337

Income tax expense ................................................................                    1,256          1,256
                                                                                                ------------    -----------
      Net income (loss) ...........................................................              $  (909,074)   $   246,081
                                                                                                ------------    -----------
                                                                                                ------------    -----------
Net income (loss) per common share:
 Basic ............................................................................              $     (0.14)   $      0.04
                                                                                                ------------    -----------
                                                                                                ------------    -----------
 Diluted ..........................................................................              $     (0.14)   $      0.03
                                                                                                ------------    -----------
                                                                                                ------------    -----------
Weighted average number of common shares outstanding:
 Basic ............................................................................                6,670,718      6,878,188
                                                                                                ------------    -----------
                                                                                                ------------    -----------
 Diluted ..........................................................................                6,670,718      7,198,864
                                                                                                ------------    -----------
                                                                                                ------------    -----------

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ----------------------------
                                                                                              1998             1999
                                                                                         ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................................   $   (909,074)   $    246,081
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
     Depreciation and amortization ...................................................        476,811         334,018

     Changes in operating assets and liabilities:
         Accounts receivable, trade ..................................................       (122,434)     (3,085,439)
         Unbilled revenue ............................................................         24,675         128,840
         Inventories .................................................................        (58,819)        963,934
         Prepaid expenses and other assets ...........................................         49,083         (23,715)
         Accounts payable ............................................................        544,402       1,172,112
         Accrued liabilities .........................................................       (219,814)        728,539
                                                                                         ------------    ------------
         Net cash provided by (used in) operating activities .........................       (215,170)        464,370
                                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment ...............................................     (1,040,184)       (269,774)
   (Increase) decrease in other assets ...............................................         64,794          (7,425)
                                                                                         ------------    ------------

         Net cash used in investing activities .......................................       (975,390)       (277,199)
                                                                                         ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations .............................................       (112,363)       (131,658)
   Exercise of stock options .........................................................        549,729         295,895
                                                                                         ------------    ------------
         Net cash provided by financing activities ...................................        437,366         164,237
                                                                                         ------------    ------------

         Net increase (decrease) in cash and cash equivalents ........................       (753,194)        351,408

Cash and cash equivalents, beginning of period .......................................     13,309,823      12,819,366
                                                                                         ------------    ------------

Cash and cash equivalents, end of period .............................................   $ 12,556,629    $ 13,170,774
                                                                                         ------------    ------------
                                                                                         ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ..........................................   $     34,720    $     18,152
                                                                                         ------------    ------------
                                                                                         ------------    ------------



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1998, and have been prepared by the Company in accordance with generally accepted accounting principles.

         In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1998 which are included in the Annual Report on Form 10-K.

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

(3) CHANGE IN ESTIMATE

         During 1998 the Company changed depreciable lives for some of its equipment from five years to eight years. As a result, depreciation for the first quarter ended March 31, 1999 was reduced by approximately $196,000.

(4) INVENTORIES

         Inventories consist of the following:

                                                                      DECEMBER 31,   MARCH 31,
                                                                          1998         1999
                                                                       ----------   ----------
                                    Raw materials....................  $  197,734   $  107,464
                                    Work process in..................      76,343       60,252
                                    Finished goods...................     191,762      102,236
                                                                        ----------  ----------
                                     Subtotal wafer inventory........     465,839      269,952

                                    Equipment inventory..............   2,655,245    1,887,198
                                                                       ----------   ----------
                                     Total inventories...............  $3,121,084   $2,157,150
                                                                       ----------   ----------
                                                                       ----------   ----------

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5) EARNINGS PER SHARE RECONCILIATION

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          -----------------------------
                                                                                             1998              1999
                                                                                          -------------    ------------
Basic net income (loss) ......................................................             $  (909,074)     $  246,081
                                                                                           -----------      ----------
                                                                                           -----------      ----------
Weighted average common
   shares outstanding-basic ..................................................               6,670,718       6,878,188
                                                                                           -----------      ----------
                                                                                           -----------      ----------
Net additional common shares upon assumed
   exercise of stock options and warrants ....................................                    --           320,676
                                                                                           -----------      ----------

Weighted average common
   shares outstanding-diluted ................................................               6,670,718       7,198,864
                                                                                           -----------      ----------
                                                                                           -----------      ----------

Net income (loss) per common share

         Basic ...............................................................             $     (0.14)     $     0.04
                                                                                           -----------      ----------
                                                                                           -----------      ----------
         Diluted .............................................................             $     (0.14)     $     0.03
                                                                                           -----------      ----------
                                                                                           -----------      ----------

(6) INDUSTRY SEGMENTS

         The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the fourth quarter of 1998. SFAS No. 131 established the standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

         The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, government contracts, service contracts, license revenue and spares are combined and reported as Other Products or Services.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The table below provides information for the three months ended March 31, 1998 and 1999 pertaining to the Company's three industry segments.

                                                    SIMOX
                                                    WAFER             SIMOX            OTHER PRODUCTS
                                                   PRODUCTS         EQUIPMENT          OR SERVICES           TOTAL
                                                   --------         ---------          -----------           -----
NET REVENUES
------------
Three Months Ended March 31, 1998               $ 1,006,698        $    200,000         $    490,203     $  1,696,901
Three Months Ended March 31, 1999                 1,299,485           2,790,000              358,378        4,447,863

OPERATING INCOME (LOSS)
-----------------------
Three Months Ended March 31, 1998                  (516,793)           (210,785)             124,290         (603,288)
Three Months Ended March 31, 1999                   (14,920)            310,859              236,670          532,609

ASSETS
------
December 31, 1998                                 5,411,282           5,262,751              353,068       11,027,101
March 31, 1999                                    5,447,797           7,402,986              185,825       13,036,608

         The table below provides the reconciliation of reportable segment operating income (loss) and assets to the Company's totals.

                                                                                           THREE MONTHS ENDED
                                                                                     ------------------------------
SEGMENT RECONCILIATION                                                               3/31/98                3/31/99
----------------------                                                               -------                -------
Income (Loss) Before Income Taxes:
    Total operating income (loss) for reportable segments                        $  (603,288)          $    532,609
    Corporate general & administrative expenses                                     (444,500)              (434,448)
    Net other income                                                                 139,970                149,176
                                                                                ------------           ------------
    Income (loss) before income taxes                                               (907,818)               247,337
                                                                                ------------           ------------
                                                                                ------------           ------------

                                                                                    12/31/98                3/31/99
                                                                                    --------                -------
Assets:
    Total assets for reportable segments ..................................       11,027,101             13,036,608
    Cash & cash equivalents not allocated to segments .....................       12,819,366             13,170,774
    Other unallocated assets ..............................................          460,851                410,905
                                                                                ------------           ------------
    Total Assets ..........................................................       24,307,318             26,618,287
                                                                                ------------           ------------
                                                                                ------------           ------------

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Ibis Technology Corporation ("Ibis" or the "Company") was formed in October 1987 and commenced operations in January 1988. The Company's initial activities consisted of producing and selling SIMOX-SOI wafers and conducting funded and unfunded research and development activities. This research led to the Company's development of a proprietary second generation implanter, the Ibis 1000, which it began selling in 1996, and to other proprietary process technology.

         Initially, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Over the years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and sales of Ibis 1000 implanters. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers. In addition, we believe the sales of Ibis 1000 implanters have been for the evaluation or pilot production of SIMOX-SOI wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. However, three of the Company's customers have indicated their intentions to adopt SIMOX-SOI technology in commercial products. One of these customers has indicated that it would be delivering volume quantities of high performance microprocessors built on SIMOX-SOI to internal customers by the end of 1999.

         The Company has experienced quarterly fluctuations in revenue due to equipment sales, reduced wafer requirements from certain customers, repair and maintenance on the Ibis 1000 implanters, use of the implanters for SIMOX-SOI development, a mismatch of capacity and wafer size requirements of customer orders, and dependence on a limited number of customers. The Company may continue to experience fluctuations in revenue due to equipment sales, shifts in customer demands during various stages of the SIMOX-SOI sales cycle and until the Company has a sufficient number of Ibis 1000's on-line such that specific implanters can be dedicated to the various products, sizes and continued research and development efforts.


         The Company currently utilizes two Ibis 1000 oxygen implanters, for the production of wafers, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. The Company recognized revenue on the sale of Ibis 1000 implanters using the percentage-of-completion method.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1999 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1998

         PRODUCT SALES. Wafer product sales increased $292,787, or 29%, to $1,299,485 for the first quarter ended March 31, 1999 from $1,006,698 for the first quarter ended March 31, 1998. The increase in product sales is attributable to increased wafer sales to customers in the United States partially offset by decreased wafer sales to customers in Europe and Japan.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the first quarter ended March 31, 1999 to $358,378 from $490,203 for the first quarter ended March 31, 1998, a decrease of $131,825 or 27%. This decrease is attributable to a decrease in revenues derived from a contract for consulting services for Orion Equipment, Inc. ("Orion"). Revenue from the Orion contract amounted to approximately $136,000 in the first quarter of 1998 and zero in 1999. Revenues under the Orion contract have decreased substantially since the beginning of 1998 and primarily all of the work under the Orion contract was completed by the end of the second quarter of 1998. During 1997, the Company began selling spare parts to the purchaser of the Ibis 1000 implanter, a major semiconductor manufacturer. These sales accounted for 9% of contract and other revenue for the first quarter ended March 31, 1999 as compared to 16% for the first quarter ended March 31, 1998. These decreases were partially offset by revenue generated by the newly established customer support organization and by license fee revenue.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized using the percentage-of-completion method in connection with the sale of Ibis 1000 implanters. Equipment revenue increased to $2,790,000 for the first quarter ended March 31, 1999 from $200,000 for the first quarter ended March 31, 1998.

         TOTAL SALES AND REVENUE. Total sales and revenue for the first quarter ended March 31, 1999 was $4,447,863, an increase of $2,750,962, or 162%, from total revenue of $1,696,901 for the first quarter ended March 31, 1998. This increase resulted from the increase in equipment revenue recognized and the increase in product sales partially offset by decreased contract and other revenue.


         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the first quarter ended March 31, 1999 was $1,246,084, as compared to $1,312,538 for the first quarter ended March 31, 1998, a decrease of $66,454 or 5%. Cost of contract revenue for the first quarter ended March 31, 1999 was $121,708, as compared to $365,913 for the first quarter ended March 31, 1998, a decrease of $244,205, or 67%. Cost of equipment revenue for the first quarter ended March 31, 1999 was $1,953,922 as compared to $125,198 for the first quarter ended March 31, 1998, an increase of $1,828,724. The gross margin for all sales was 25% for the first quarter ended March 31, 1999 as compared to a negative 6% for the first quarter ended March 31, 1998. The increase in gross margin is attributable to the profit recognized from equipment revenue and product sales for the quarter. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the first quarter of 1999 as compared to the same quarter in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter ended March 31, 1999 were $434,448 (or 10% of total revenue) as compared to $444,500 (or 26% of total revenue) for the first quarter ended March 31, 1998, a decrease of $10,052, or 2%. The decrease is due to decreases in professional service fees partially offset by an increase in payroll and payroll related expenses incurred in the quarter.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the first quarter ended March 31, 1999 were $207,170 (or 5% of total revenue) as compared to $114,585 (or 7% of total revenue) for the first quarter ended March 31, 1998, an increase of $92,585, or 81%. The increase is due to increases in payroll and payroll related expenses incurred in the establishment of a new customer support organization.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $4,415 or 1%, to $386,370 (or 9% of total revenue) for the first quarter ended March 31, 1999, as compared to $381,955 (or 23% of total revenue) for the first quarter ended March 31, 1998. The increase is primarily due to an increase in payroll expenses.

         INCOME FROM OPERATIONS. The income from operations for the first quarter ended March 31, 1999 was $98,161 as compared to a loss of $1,047,788 for the first quarter ended March 31, 1998, an increase of $1,145,949, or 109%. The increase in the income from operations is the result of increases in equipment revenue and product sales, which were partially offset by decreases in contract and other revenue, as well as the increase in operating expenses.

         OTHER INCOME (EXPENSE). Total other income for the first quarter ended March 31, 1999 was $149,176 as compared to $139,970 for the first quarter ended March 31, 1998, an increase of $9,206, or 7%. The increase in total other income is attributable to reduced interest expense on capitalized leases, offset by reduced interest income earned on cash balance.

         INCOME (LOSS) BEFORE INCOME TAXES. The income before income taxes was $247,337 for the first quarter ended March 31, 1999, as compared to a loss of $907,818 for the first quarter ended March 31, 1998. The improvement of $1,155,155, or 127%, is due to equipment revenue recognized in the quarter ended March 31, 1999 and increased product sales, which were partially offset by decreases in contract and other revenue and increases in operating expenses.

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

         The Company is also in the process of contacting its major suppliers and customers in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Issue may affect the Company. A re-evaluation of critical suppliers was completed, and additional letters were sent to these suppliers requesting Year 2000 status and proof of compliance. Although this review is ongoing, to date, the Company has not identified any situations of non-compliance that would materially adversely affect the Company's operations or financial condition. The Company expects this review to be complete by the end of the second quarter of 1999.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had cash and cash equivalents of $13,170,774. During the first quarter ended March 31, 1999, the Company generated $464,370 in cash from operating activities as compared to cash consumed from operations in the amount of $215,170 for the same period in 1998. Depreciation and amortization expense for the first quarter ended March 31, 1999 and 1998 was $334,018 and $476,811, respectively. This accounted for 8% and 28% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, exercise of options and warrants, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships, government contracts and product and equipment sales. The principal use of cash during the first quarter ended March 31, 1999 was to fund additions to property and equipment which totaled approximately $270,000. As of March 31, 1999, the Company had invested $15,220,097 in property and equipment. At March 31, 1999, the Company had commitments to purchase approximately $3,372,000 in material or subassemblies to be used for manufacturing Ibis 1000 implanters currently under construction and approximately $334,000 in capital equipment purchases.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




BUSINESS OUTLOOK


         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the timely implementation by the Company of its plan to prepare its computer systems for the Year 2000, the costs to the Company of such implementation and the timely conversion by other parties upon which the Company's business relies; the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1996, 1997 and 1998, revenues from four customers averaged in the aggregate between 56% and 85% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the dependence by the Company on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the Company's lack of experience in producing commercial quantities of its products at acceptable costs; the Company's ability to successfully complete the manufacture of its implanters and that these implanters will be accepted by its customers; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                                 PART I - ITEM 3

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits furnished as Exhibits hereto:

         27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on January 29, 1999 a Current Report on Form 8-K for the January 27, 1999 event reporting an equipment sale to a leading semiconductor manufacturer in a transaction valued at approximately $8 million.

                  The Company filed with the Securities and Exchange Commission on February 26, 1999 a Current Report on Form 8-K for the February 24, 1999 event announcing 1998 fourth quarter and year end results; and that its 1999 Annual Meeting of Stockholders had been scheduled for May 13, 1999 at 10:00 a.m. (Eastern Time) at the Company's offices.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Ibis Technology Corporation




Date:  May 10, 1999        By:      /s/ Debra L. Nelson
                               ------------------------------------------------
                                  Debra L. Nelson
                                  Chief Financial Officer, Treasurer and Clerk
                                  (principal financial and accounting officer)



Date:  May 10, 1999        By:      /s/ Thomas F. Lacey
                                ------------------------------------------------
                                  Thomas F. Lacey
                                  Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



EXHIBIT NO.              DESCRIPTION                      PAGE
-----------              -----------                      ----
27                Financial Data Schedule                  20