Form 10-Q
period 1999-06-30
IBIS TECHNOLOGY CORP
filed 1999-08-13
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q


              /X/  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                       Or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999      Commission file number 0-23150
                               -------------                             -------


                           Ibis Technology Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                  04-2987600
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                         32 Cherry Hill Drive, Danvers, Ma         01923
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


                                                     Yes   X           No
                                                                          ---

        8,035,954 shares of Common Stock, par value $.008, were outstanding on August 11, 1999.


                                                Total Number of Pages       22
                                                Exhibit Index at Page       21

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART 1 - FINANCIAL  INFORMATION                                           PAGE
                                                                         NUMBER
                                                                         ------
  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 1998 and June 30, 1999 ........................       3

    Statements of Operations
        Three Months Ended June 30, 1998 and 1999
        And Six Months Ended June 30, 1998 and 1999 ................       4

    Statements of Cash Flows
       Six Months Ended June 30, 1998 and 1999 .....................       5

    Notes to Financial Statements ..................................       6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................       9

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk      18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .........................................      19

Item 2 - Changes in Securities .....................................      19

Item 3 - Defaults upon Senior Securities ...........................      19

Item 4 - Submission of Matters to a Vote of Security Holders .......      19

Item 5 - Other Information .........................................      19

Item 6 - Exhibits and Reports on Form 8-K ..........................      19

Signatures .........................................................      20

Exhibit Index ......................................................      21


                           IBIS TECHNOLOGY CORPORATION
                                 BALANCE SHEETS

                                                                                (UNAUDITED)
                                                               DECEMBER 31,       JUNE 30,
                                                                  1998             1999
                                                               ------------     -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................      $ 12,819,366       $ 12,840,999
   Accounts receivable, trade, net ...................           546,935          2,560,655
   Unbilled revenue ..................................         2,448,327          3,467,433
   Inventories .......................................         3,121,084          3,321,798
   Prepaid expenses and other current assets .........           151,106             85,006
                                                            ------------       ------------
         Total current assets ........................        19,086,818         22,275,891
                                                            ------------       ------------
Property and equipment ...............................        14,948,862         13,850,889
   Less:  Accumulated depreciation and amortization ..        (9,872,843)        (8,789,247)
                                                            ------------       ------------
         Net property and equipment ..................         5,076,019          5,061,642
Patents and other assets, net ........................           144,481            113,020
                                                            ------------       ------------
         Total assets ................................      $ 24,307,318       $ 27,450,553
                                                            ------------       ------------
                                                            ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current .................      $    507,258       $    243,828
   Accounts payable ..................................           411,065          1,778,714
   Accrued liabilities ...............................         1,336,720          2,222,770
         Total current liabilities ...................         2,255,043          4,245,312
                                                            ------------       ------------

Capital lease obligation, noncurrent .................            39,630             34,980
Other accrued liabilities ............................         1,403,702          1,299,102
         Total liabilities ...........................         3,698,375          5,579,394

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value ......
    Authorized 2,000,000 shares; none issued .........              --                 --
   Common stock, $.008 par value .....................
    Authorized 20,000,000 shares; issued 6,858,556 and
       7,004,081 shares in 1998 and 1999, respectively            54,868             56,033
    Additional paid-in capital .......................        36,610,064         37,376,787
    Accumulated deficit ..............................       (16,055,989)       (15,561,661)
                                                            ------------       ------------
         Total stockholders' equity ..................        20,608,943         21,871,159
                                                            ------------       ------------
         Total liabilities and stockholders' equity ..      $ 24,307,318       $ 27,450,553
                                                            ------------       ------------
                                                            ------------       ------------




                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                 -----------------------------       ----------------------------
                                                                     1998             1999              1998            1999
                                                                 -----------       -----------       -----------     ------------
SALES AND REVENUE:
  Product sales ..............................................  $ 1,011,010       $ 1,348,980       $ 2,017,708       $ 2,648,465
  Contract and other revenue .................................      292,852           246,446           783,055           604,824
  Equipment revenue ..........................................    4,000,000         3,512,000         4,200,000         6,302,000
                                                                -----------       -----------       -----------       -----------
      Total sales and revenue ................................    5,303,862         5,107,426         7,000,763         9,555,289

COST OF SALES AND REVENUE:
  Cost of product sales ......................................    1,259,056         1,140,562         2,571,594         2,386,646
  Cost of contract and other revenue .........................      272,057           183,987           637,970           305,695
  Cost of equipment revenue ..................................    2,688,811         2,516,068         2,814,009         4,469,990
                                                                -----------       -----------       -----------       -----------
      Total cost of sales and revenue ........................    4,219,924         3,840,617         6,023,573         7,162,331
                                                                -----------       -----------       -----------       -----------

      Gross profit ...........................................    1,083,938         1,266,809           977,190         2,392,958
                                                                -----------       -----------       -----------       -----------
OPERATING EXPENSES:
  General and administrative .................................      503,140           524,092           947,640           958,540
  Marketing and selling ......................................      102,814           245,612           217,399           452,782
  Research and development ...................................      545,997           391,317           927,952           777,687
                                                                -----------       -----------       -----------       -----------

      Total operating expenses ...............................    1,151,951         1,161,021         2,092,991         2,189,009
                                                                -----------       -----------       -----------       -----------
      Income (loss) from operations ..........................      (68,013)          105,788        (1,115,801)          203,949
                                                                -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSE):
  Interest income ............................................      183,921           142,545           358,611           299,040

  Interest expense ...........................................      (30,048)          (13,373)          (64,768)          (31,525)
  Other ......................................................         --              13,287              --              24,120
                                                                -----------       -----------       -----------       -----------
      Total other income .....................................      153,873           142,459           293,843           291,635
                                                                -----------       -----------       -----------       -----------
      Income (loss) before income taxes ......................       85,860           248,247          (821,958)          495,584

Income tax expense ...........................................         --                --               1,256             1,256
                                                                -----------       -----------       -----------       -----------
      Net income (loss) ......................................  $    85,860       $   248,247       $  (823,214)      $   494,328
                                                                -----------       -----------       -----------       -----------
                                                                -----------       -----------       -----------       -----------
Net income (loss) per common share:
 Basic .......................................................      $ 0.01$              0.04         $ (0.12)$              0.07
                                                                -----------       -----------       -----------       -----------
                                                                -----------       -----------       -----------       -----------
 Diluted .....................................................  $      0.01       $      0.03          $(0.12)$              0.07
                                                                -----------       -----------       -----------       -----------
                                                                -----------       -----------       -----------       -----------
Weighted average number of common shares outstanding:
 Basic .......................................................    6,738,536         6,957,567         6,704,814         6,918,261
                                                                -----------       -----------       -----------       -----------
                                                                -----------       -----------       -----------       -----------
 Diluted .....................................................    7,071,017         7,469,603         6,704,814         7,347,431
                                                                -----------       -----------       -----------       -----------
                                                                -----------       -----------       -----------       -----------



                See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     -------------------------------
                                                                                          1998              1999
                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss) .........................................................      $   (823,214)      $    494,328
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
     Depreciation and amortization ............................................           955,203            685,106
     Changes in operating assets and liabilities:
         Accounts receivable, trade ...........................................          (970,082)        (2,013,720)
         Unbilled revenue .....................................................        (1,718,074)        (1,019,106)
         Inventories ..........................................................            (8,841)          (200,714)
         Prepaid expenses and other assets ....................................           (29,162)            66,100
         Accounts payable .....................................................         2,119,728          1,367,649
         Accrued liabilities ..................................................         1,739,784            781,450
                                                                                     ------------       ------------
         Net cash provided by operating activities ............................         1,265,342            161,093
                                                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ........................................        (1,421,748)          (645,761)
   Decrease in other assets ...................................................            63,756              6,493
                                                                                     ------------       ------------
         Net cash used in investing activities ................................        (1,357,992)          (639,268)
                                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations ......................................          (228,807)          (268,080)

   Exercise of stock options ..................................................           775,451            767,888
                                                                                     ------------       ------------

         Net cash provided by financing activities ............................           546,644            499,808
                                                                                     ------------       ------------

         Net increase in cash and cash equivalents ............................           453,994             21,633

Cash and cash equivalents, beginning of period ................................        13,309,823         12,819,366
                                                                                     ------------       ------------

Cash and cash equivalents, end of period ......................................      $ 13,763,817       $ 12,840,999
                                                                                     ------------       ------------
                                                                                     ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ...................................      $     64,768       $     31,525
                                                                                     ------------       ------------
                                                                                     ------------       ------------







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

(3) CHANGE IN ESTIMATE

         During 1998 the Company changed depreciable lives for some of its equipment from five years to eight years. As a result, depreciation for the second quarter ended June 30, 1999 was reduced by approximately $192,000. For the six months ended June 30, 1999 depreciation was reduced by approximately $388,000.

(4) INVENTORIES

         Inventories consist of the following:

                                          DECEMBER 31,      JUNE 30,
                                             1998            1999
                                          ----------      ----------
Raw materials ......................      $  197,734      $  106,014

Work in process ....................          76,343          24,207

Finished goods .....................         191,762          41,527
                                          ----------      ----------
  Subtotal wafer inventory .........         465,839         171,748
Equipment inventory ................       2,655,245       3,150,050

      Total inventories ............      $3,121,084      $3,321,798
                                          ----------      ----------
                                          ----------      ----------


                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5) EARNINGS PER SHARE RECONCILIATION

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                               ----------------------------------------      -----------------------------------
                                                       1998                  1999                    1998             1999
                                               ------------------      ----------------      ------------------       ----------
Basic net income (loss) .................      $           85,860      $        248,247      $         (823,214)      $  494,328
                                               ------------------      ----------------      ------------------       ----------
                                               ------------------      ----------------      ------------------       ----------
Weighted average common
   shares outstanding-basic .............               6,738,536             6,957,567               6,704,814        6,918,261
                                               ------------------      ----------------      ------------------       ----------
                                               ------------------      ----------------      ------------------       ----------
Net additional common shares upon assumed
   exercise of stock options and warrants                 332,481               512,036                    --            429,170
                                               ------------------      ----------------      ------------------       ----------
Weighted average common
   shares outstanding-diluted ...........               7,071,017             7,469,603               6,704,814        7,347,431
                                               ------------------      ----------------      ------------------       ----------
                                               ------------------      ----------------      ------------------       ----------
Net income (loss) per common share
         Basic ..........................      $             0.01      $           0.04      $            (0.12)      $     0.07
                                               ------------------      ----------------      ------------------       ----------
                                               ------------------      ----------------      ------------------       ----------
         Diluted ........................      $             0.01      $           0.03      $            (0.12)      $     0.07
                                               ------------------      ----------------      ------------------       ----------
                                               ------------------      ----------------      ------------------       ----------

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

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The table below provides information for the six months ended June 30, 1998 and 1999 pertaining to the Company's three industry segments.

                                                     SIMOX
                                                     WAFER              SIMOX          OTHER PRODUCTS
                                                   PRODUCTS           EQUIPMENT          OR SERVICES           TOTAL
                                                   --------           ---------          -----------           -----
NET REVENUES
Six Months Ended June 30, 1998                $   2,017,708       $   4,200,000          $   783,055     $  7,000,763
Six Months Ended June 30, 1999                    2,648,465           6,302,000              604,824        9,555,289

OPERATING INCOME (LOSS)
Six Months Ended June 30, 1998                     (873,522)            560,276              145,085         (168,161)
Six Months Ended June 30, 1999                      125,542             737,818              299,129        1,162,489

ASSETS
December 31, 1998                                 5,411,282           5,262,751              353,068       11,027,101
June 30, 1999                                     5,878,494           8,310,747               65,627       14,254,868

         The table below provides the reconciliation of reportable segment operating income (loss) and assets to the Company's totals.

                                                                                         SIX MONTHS ENDED
                                                                                -----------------------------------
SEGMENT RECONCILIATION                                                            6/30/98                6/30/99
Income (Loss) Before Income Taxes:
    Total operating income (loss) for reportable segments                        $  (168,161)        $    1,162,489
    Corporate general & administrative expenses                                     (947,640)              (958,540)
    Net other income                                                                 293,843                291,635
                                                                                ------------        ---------------
    Income (loss) before income taxes                                               (821,958)               495,584
                                                                                ------------        ---------------
                                                                                ------------        ---------------

                                                                                   12/31/98                6/30/99
Assets:
    Total assets for reportable segments                                          11,027,101             14,254,868
    Cash & cash equivalents not allocated to segments                             12,819,366             12,840,999
    Other unallocated assets                                                         460,851                354,686
                                                                                ------------          -------------
    Total assets                                                                  24,307,318             27,450,553
                                                                                ------------          -------------
                                                                                ------------          -------------

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Ibis Technology Corporation ("Ibis" or the "Company") was formed in October 1987 and commenced operations in January 1988. The Company's initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the Company's development of a proprietary second generation implanter, the Ibis 1000, which it began selling in 1996, and to other proprietary process technology.

         Initially, much of the Company's revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. Over the years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and sales of Ibis 1000 implanters. To date, most customers of the Company that have purchased wafers for what the Company believes are commercial applications have done so solely for the purpose of characterizing and evaluating the wafers and developing prototypes. In addition, we believe the sales of Ibis 1000 implanters have been for the evaluation or pilot production of SIMOX-SOI wafers. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. However, three of the Company's customers have indicated their intentions to adopt SIMOX-SOI technology in commercial products. One of these customers has indicated that it would be delivering volume quantities of high performance microprocessors built on SIMOX-SOI to internal customers by the end of 1999.

         The Company has experienced quarterly fluctuations in revenue and earnings due to the timing of receipt of orders from major customers, product mix, shifts in customer demand, the cyclical nature of the semiconductor industry and the amount of research and development expenses associated with new or enhanced wafer products or implanters. The Company may continue to experience fluctuations in revenue and earnings due to these factors.

         The Company currently utilizes two Ibis 1000 oxygen implanters for the production of wafers, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. The Company recognized revenue on the sale of Ibis 1000 implanters using the percentage-of-completion method.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1999 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1998

         PRODUCT SALES. Wafer product sales increased $337,970, or 33%, to $1,348,980 for the second quarter ended June 30, 1999 from $1,011,010 for the second quarter ended June 30, 1998. The increase in product sales is attributable to increased wafer sales to customers in the United States and Europe partially offset by decreased wafer sales to customers in Japan.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the second quarter ended June 30, 1999 to $246,446 from $292,852 for the second quarter ended June 30, 1998, a decrease of $46,406 or 16%. This decrease is attributable to a decrease in revenues derived from government contracts which were offset by revenues generated from the newly established customer support organization and the sale of spare parts. At the end of 1998, the customer support organization was established to support the Ibis 1000 implanters in the field. This revenue accounted for 17% of contract and other revenue for the second quarter ended June 30, 1999 as compared to 0% for the quarter ended June 30, 1998. Sales of spare parts accounted for 37% of contract and other revenue for the second quarter ended June 30, 1999 as compared to 12% for the second quarter ended June 30, 1998.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized using the percentage-of-completion method in connection with the sale of Ibis 1000 implanters. Equipment revenue decreased to $3,512,000 for the second quarter ended June 30, 1999 from $4,000,000 for the second quarter ended June 30, 1998.

         TOTAL SALES AND REVENUE. Total sales and revenue for the second quarter ended June 30, 1999 was $5,107,426, a decrease of $196,436, or 4%, from total revenue of $5,303,862 for the second quarter ended June 30, 1998. This decrease resulted from the decrease in equipment revenue recognized and the decrease in contract and other revenue partially offset by increased product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the second quarter ended June 30, 1999 was $1,140,562, as compared to $1,259,056 for the second quarter ended June 30, 1998, a decrease of $118,494 or 9%. Cost of contract and other revenue for the second quarter ended June 30, 1999 was $183,987, as compared to $272,057 for the second quarter ended June 30, 1998, a decrease of $88,070, or 32%. Cost of equipment revenue for the second quarter ended June 30, 1999 was $2,516,068 as compared to $2,688,811 for the second quarter ended June 30, 1998, a decrease of $172,743 or 6%. The gross margin for all sales was 25% for the second quarter ended June 30, 1999 as compared to 20% for the second quarter ended June 30, 1998. The increase in gross margin is attributable to product sales increasing for the quarter along with a decrease in the cost. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the second quarter of 1999 as compared to the same quarter in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter ended June 30, 1999 were $524,092 (or 10% of total revenue) as compared to $503,140 (or 9% of total revenue) for the second quarter ended June 30, 1998, an increase of $20,952, or 4%. The increase is due to increases in professional service fees and payroll and payroll related expenses incurred in the quarter.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the second quarter ended June 30 1999 were $245,612 (or 5% of total revenue) as compared to $102,814 (or 2% of total revenue) for the second quarter ended June 30, 1998, an increase of $142,798, or 139%. The increase is due to increases in payroll and payroll related expenses incurred in the establishment of a new customer support organization.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $154,680 or 28%, to $391,317 (or 8% of total revenue) for the second quarter ended June 30, 1999, as compared to $545,997 (or 10% of total revenue) for the second quarter ended June 30, 1998. The decrease is primarily due to a decrease in material expenses and payroll and payroll related expenses. Last year the Company introduced a new wafer product line, Advantox-Registered Trademark-, which resulted in increased material expenses during the second quarter ended June 30, 1998.

         INCOME FROM OPERATIONS. The income from operations for the second quarter ended June 30, 1999 was $105,788 as compared to a loss of $68,013 for the second quarter ended June 30, 1998, an increase of $173,801, or 256%. The increase in the income from operations is the result of the increase in product sales, which was partially offset by decreases in equipment revenue and contract and other revenue.

         OTHER INCOME (EXPENSE). Total other income for the second quarter ended June 30, 1999 was $142,459 as compared to $153,873 for the second quarter ended June 30, 1998, a decrease of $11,414, or 7%. The decrease in total other income is attributable to reduced interest income earned on the cash balance, offset by reduced interest expense on capitalized leases.

         INCOME BEFORE INCOME TAXES. The income before income taxes was $248,247 for the second quarter ended June 30, 1999, as compared to $85,860 for the second quarter ended June 30 , 1998. The improvement of $162,387, or 189%, is due to increased product sales, which was partially offset by decreases in equipment revenue and contract and other revenue.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         PRODUCT SALES. Wafer product sales increased $630,757, or 31%, to $2,648,465 for the six months ended June 30, 1999 from $2,017,708 for the six months ended June 30, 1998. The increase in product sales is attributable to increased wafer sales to customers in the United States and Europe partially offset by decreased wafer sales to customers in Japan.

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the six months ended June 30, 1999 to $604,824 from $783,055 for the six months ended June 30, 1998, a decrease of $178,231 or 23%. This decrease is attributable to a decrease in revenues from various government contracts along with revenue derived from a contract for consulting services for Orion Equipment, Inc. ("Orion"). Revenue from the Orion contract amounted to approximately $157,000 in the first half of 1998 and there was no revenue in the first half of 1999.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


These decreases were partially offset by revenue generated by the newly established customer support organization, license fee revenue and sales of spare parts, which accounted for 13%, 24% and 20% of contract and other revenue, respectively, for the six months ended June 30, 1999 as compared to 0%, 0% and 15%, respectively in the six months ended June 30, 1998.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized using the percentage-of-completion method in connection with the sale of Ibis 1000 implanters. Equipment revenue increased to $6,302,000 for the six months ended June 30, 1999 from $4,200,000 for the six months ended June 30, 1998 due to the timing of milestones completed.

         TOTAL SALES AND REVENUE. Total sales and revenue for the six months ended June 30, 1999 was $9,555,289, an increase of $2,554,526, or 37%, from total revenue of $7,000,763 for the six months ended June 30, 1998. This increase resulted from the increase in equipment revenue recognized and the increase in product sales which was partially offset by decreased contract and other revenue.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the six months ended June 30, 1999 was $2,386,646, as compared to $2,571,594 for the six months ended June 30, 1998, a decrease of $184,948 or 7%. Cost of contract and other revenue for the six months ended June 30, 1999 was $305,695, as compared to $637,970 for the six months ended June 30, 1998, a decrease of $332,275, or 52%. Cost of equipment revenue for the six months ended June 30, 1999 was $4,469,990 as compared to $2,814,009 for the six months ended June 30, 1998, an increase of $1,655,981 or 59%. The gross margin for all sales was 25% for the six months ended June 30, 1999 as compared to 14% for the six months ended June 30, 1998. The increase in gross margin is attributable to the profit recognized from equipment revenue and product sales for the six month period and the decrease in product cost. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the first six months of 1999 as compared to the same period in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the period. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1999 were $958,540 (or 10% of total revenue) as compared to $947,640 (or 14% of total revenue) for the six months ended June 30, 1998, an increase of $10,900, or 1%. The increase is due to increases in payroll and payroll related expenses which was partially offset by a decrease in professional service fees .

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the six months ended June 30, 1999 were $452,782 (or 5% of total revenue) as compared to $217,399 (or 3% of total revenue) for the six months ended June 30, 1998, an increase of $235,383, or 108%. The increase is due to increases in payroll and payroll related expenses incurred in the establishment of a new customer support organization.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $150,265 or 16%, to $777,687 (or 8% of total revenue) for the six months ended June 30, 1999, as compared to $927,952 (or 13% of total revenue) for the six months ended June 30, 1998. The decrease is primarily due to a decrease in material expenses. Last year the Company introduced a new wafer product line, Advantox -Registered Trademark-, which resulted in increased material expenses for the six months ended June 30, 1998.

         INCOME FROM OPERATIONS. The income from operations for the six months ended June 30, 1999 was $203,949 as compared to a loss of $1,115,801 for the six months ended June 30, 1998, an increase of $1,319,750, or 118%. The increase in the income from operations is the result of increases in equipment revenue and product sales, which were partially offset by decreases in contract and other revenue, as well as the increase in operating expenses.

         OTHER INCOME (EXPENSE). Total other income for the six months ended June 30, 1999 was $291,635 as compared to $293,843 for the six months ended June 30, 1998, a decrease of $2,208, or 1%. The decrease in total other income is attributable to reduced interest income earned on the cash balance, offset by reduced interest income earned on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The income before income taxes was $495,584 for the six months ended June 30, 1999, as compared to a loss of $821,958 for the six months ended June 30, 1998. The increase of $1,317,542, or 160%, is due to equipment revenue recognized in the six months ended June 30, 1999 and increased product sales, which were partially offset by decreases in contract and other revenue and increased operating expenses.

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

         THE COMPANY'S STATE OF READINESS

         To determine the effect, if any, of the Year 2000 Issue on its operations, the Company began a review of its internal information systems in the second quarter of 1998. The Company has implemented a common software system in both the operations and financial management areas for the purpose of integrating the various systems. The Company believes that such common system is Year 2000 compliant and is fully operational. The Company tested less critical information systems and expects to complete any required upgrades by the third quarter of 1999.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         During the first quarter of 1998, the Company conducted a test plan on its Ibis 1000 implanter equipment and determined based on these tests that the current version is Year 2000 compliant. It was also determined that the operating system of one older version Ibis 1000 has to be upgraded in order to be Year 2000 compliant; the largest issue being with the file manager displaying and sorting the date properly after 2000. An updated version of the file manager which corrects this problem was installed in July 1999.

         The Company has reviewed its ancillary production equipment and has determined the extent of software upgrades necessary in order for the systems to be Year 2000 compliant. If the software upgrades were deficient or the Company elected not to do the upgrades, the Company's ability to use this equipment would not be impacted, as the systems are stand-alone and the functions are not date sensitive. The worst case scenario is that the Company could turn the computer clocks back. The Company expects to complete these software upgrades by the third quarter of 1999.

         The Company contacted its major suppliers and customers in an effort to determine the extent to which the failure of these parties to timely identify and correct their own problems associated with the Year 2000 Issue may affect the Company. A re-evaluation of critical suppliers was completed during the second quarter of 1999, and letters were obtained from these suppliers documenting their Year 2000 status and proof of compliance. The Company will continue to obtain updates from critical suppliers. The Company has not identified any situations of non-compliance that would materially or adversely affect the Company's operations or financial condition.

         The Company has completed its review and believes that its principal information systems correctly define the year 2000 and thus, the impact of the Year 2000 Issue will have no material effect on its systems.

         COSTS ASSOCIATED WITH THE YEAR 2000 ISSUE

         The costs incurred by the Company to conduct the review of its internal information systems and to identify the impact of the Year 2000 issue on its major suppliers and customers have been immaterial. The costs to implement the common software system are not considered Year 2000 costs as they were included in the Company's integration plan and were not accelerated due to Year 2000 issues. The costs to perform upgrades to correct the Year 2000 Issues that the Company has identified to date are estimated at approximately $30,000. However, the costs incurred by the Company to address the Year 2000 Issue could increase materially if the Company identifies any other problems related to the Year 2000 Issue which must be addressed.

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

         CONTINGENCY PLANS

         The Company has formal contingency plans in place for the systems it has identified as being non-compliant. Contingency plans, such as securing alternate suppliers or accelerating the delivery of materials scheduled for the first half of January 2000, have also been identified for certain suppliers who have not supplied the Company with adequate information on their compliance or will not be ready in time to meet the Year 2000 deadline.

         Based on currently available information, the Company does not believe that the Year 2000 Issue will have a material effect on the Company's internal information systems or operations. There can be no assurance, however, that the Company will not in the future identify non-compliant systems or other problems related to the Year 2000 issue which may have a material adverse effect on the Company's future operating results or financial condition. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had cash and cash equivalents of $12,840,999 . During the six months ended June 30, 1999, the Company generated $161,093 in cash from operating activities as compared to cash generated from operations of $1,265,342 for the same period in 1998. Depreciation and amortization expense for the six months ended June 30, 1999 and 1998 was $685,106 and $955,203, respectively. This accounted for 7% and 14% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, exercise of options and warrants, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships, government contracts and product and equipment sales. The principal uses of cash during the six months ended June 30, 1999 were to fund the Company's operations and additions to

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

property and equipment which totaled approximately $646,000. As of June 30, 1999, the Company had invested $15,594,305 in property and equipment. At June 30, 1999, the Company had commitments to purchase approximately $2,630,000 in material or subassemblies to be used for manufacturing Ibis 1000 implanters currently under construction.

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance further expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations are believed to be sufficient to support the Company's operations on their anticipated scale for at least the next eighteen months (see Subsequent Events). Management of the Company currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters (in addition to its two oxygen implanters currently on-line), the purchase of support equipment and the expansion of the Company's facilities. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

EFFECTS OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

SUBSEQUENT EVENTS

         On August 6, 1999, the Company closed on a public offering of one million shares of common stock in an offering underwritten by SoundView Technology Group. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $25 million and Ibis intends to use the proceeds to fund research and development, capital expenditures, working capital and for other general corporate purposes.

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

                                OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Annual Meeting of Stockholders of the Company was held on May 13, 1999. The following matters were voted on at the meeting:

(1) Three persons were elected to the Board of Directors of the Company to serve for a term ending in the Year 2002 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

              Name                         Vote for              Vote Withheld
              ----                         --------              -------------
              Peter H. Rose                6,345,742                21,507
              Donald F. McGuinness         6,345,742                21,507
              Lamberto Raffaelli           6,343,747                23,482

              Richard Hodgson, Geoffrey Ryding and Leslie B. Lewis continue to serve as Directors for terms which expire in 2000 and Dimitri Antoniadis, Robert L. Gable and Martin J. Reid continue to serve as Directors for terms which expire in 2001.

(2) The stockholders of the Company ratified the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999. This proposal was approved with 6,308,074 votes for, 54,660 votes against and 4,515 abstentions.

Item 5 - OTHER INFORMATION
         None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits furnished as Exhibits hereto:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on May 6, 1999 a Current Report on Form 8-K for the May 4, 1999 event reporting a profitable 1999 first quarter and 1999 first quarter revenues increased 162%.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Ibis Technology Corporation




Date: August 12, 1999          By: /s/ Debra L. Nelson
                                  ----------------------------------------------
                                  Debra L. Nelson
                                  Chief Financial Officer, Treasurer and Clerk
                                  (principal financial and accounting officer)



Date:  August 12, 1999         By: /s/ Thomas F. Lacey
                                  ----------------------------------------------
                                  Thomas F. Lacey
                                  Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



Exhibit No.           Description                      Page
-----------           -----------                      ----

27           Financial Data Schedule                  22
