Form 10-Q
period 1999-09-30
IBIS TECHNOLOGY CORP
filed 1999-11-08
CIK 855182

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

For the Quarterly Period Ended September 30, 1999                  Commission file number        0-23150
                               ------------------                                                -------

                           IBIS TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                          04-2987600
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

          32 Cherry Hill Drive, Danvers, MA                       01923
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

                                                        Yes   X         No
                                                            -----          ----

     8,112,306 shares of Common Stock, par value $.008, were outstanding on
                               November 5, 1999.

                                                        Total Number of Pages 21
                                                                              --
                                                        Exhibit Index at Page 20
                                                                              --

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX

                                                                                                         PAGE
PART 1 - FINANCIAL  INFORMATION                                                                         NUMBER
-------------------------------                                                                         ------

    Item 1 - Financial Statements:

      Balance Sheets
          December 31, 1998 and September 30, 1999 ................................................        3

      Statements of Operations
          Three Months Ended September 30, 1998 and 1999 and Nine Months Ended
          September 30, 1998 and 1999 ..............................................................       4

      Statements of Cash Flows
         Nine Months Ended September 30, 1998 and 1999 .............................................       5

      Notes to Financial Statements ................................................................       6

    Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................................................       9

    Item 3 - Quantitative and Qualitative Disclosure About Market Risk .............................      17


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .........................................................................      18

Item 2 - Changes in Securities .....................................................................      18

Item 3 - Defaults upon Senior Securities ...........................................................      18

Item 4 - Submission of Matters to a Vote of Security Holders .......................................      18

Item 5 - Other Information .........................................................................      18

Item 6 - Exhibits and Reports on Form 8-K ..........................................................      18

Signatures .........................................................................................      19

Exhibit Index ......................................................................................      20

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                      DECEMBER 31,          SEPTEMBER 30,
                                                                         1998                   1999
                                                                      ------------          -------------
                                                                                             (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................       $ 12,819,366           $ 34,550,015
   Accounts receivable, trade, net............................            546,935              6,656,074
   Unbilled revenue...........................................          2,448,327              2,358,246
   Inventories................................................          3,121,084              3,360,485
   Prepaid expenses and other current assets..................            151,106                 38,999
                                                                     ------------           ------------
         Total current assets.................................         19,086,818             46,963,819
                                                                     ------------           ------------
Property and equipment........................................         14,948,862             13,869,590
   Less:  Accumulated depreciation and amortization...........         (9,872,843)            (9,100,215)
                                                                     ------------           ------------
         Net property and equipment...........................          5,076,019              4,769,375
Patents and other assets, net.................................            144,481                144,291
                                                                     ------------           ------------
         Total assets.........................................       $ 24,307,318           $ 51,877,485
                                                                     ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current..........................       $    507,258           $    104,890
   Accounts payable...........................................            411,065              1,058,301
   Accrued liabilities........................................          1,336,720              1,680,841
                                                                     ------------           ------------
         Total current liabilities............................          2,255,043              2,844,032
                                                                     ------------           ------------

Capital lease obligation, noncurrent..........................             39,630                 32,560
Other accrued liabilities.....................................          1,403,702              1,280,652
                                                                     ------------           ------------
         Total liabilities....................................          3,698,375              4,157,244
                                                                     ------------           ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value.
    Authorized 2,000,000 shares; none issued..................                 --                     --
   Common stock, $.008 par value.
    Authorized 20,000,000 shares; issued 6,858,556 and
       8,067,134 shares at December 31, 1998 and
       September 30, 1999, respectively.......................             54,868                 64,537
    Additional paid-in capital................................         36,610,064             62,930,715
    Accumulated deficit.......................................        (16,055,989)           (15,275,011)
                                                                     ------------           ------------
         Total stockholders' equity...........................         20,608,943             47,720,241
                                                                     ------------           ------------
         Total liabilities and stockholders' equity...........       $ 24,307,318           $ 51,877,485
                                                                     ============           ============

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                ----------------------------     ------------------------------
                                                                   1998            1999             1998               1999
                                                                ----------       -----------     ------------       -----------

   SALES AND REVENUE:
     Product sales........................................      $  445,010       $ 1,321,730     $  2,462,718       $ 3,970,195
     Contract and other revenue...........................         265,750           155,401          934,421           555,487
     Equipment revenue....................................       4,176,841         3,205,071        8,491,225         9,711,809
                                                                ----------       -----------     ------------       -----------
         Total sales and revenue..........................       4,887,601         4,682,202       11,888,364        14,237,491

   COST OF SALES AND REVENUE:
     Cost of product sales................................       1,046,387         1,122,360        3,617,981         3,509,006
     Cost of contract and other revenue...................         230,630           138,981          815,432           361,935
     Cost of equipment revenue............................       2,600,484         2,384,458        5,467,661         6,937,189
                                                                ----------       -----------     ------------       -----------
         Total cost of sales and revenue..................       3,877,501         3,645,799        9,901,074        10,808,130
                                                                ----------       -----------     ------------       -----------

         Gross profit.....................................       1,010,100         1,036,403        1,987,290         3,429,361
                                                                ----------       -----------     ------------       -----------

   OPERATING EXPENSES:
     General and administrative...........................         427,734           408,941        1,375,374         1,367,481
     Marketing and selling................................         102,534           261,516          319,933           714,298
     Research and development.............................         495,263           386,178        1,423,215         1,163,865
                                                                ----------       -----------     ------------       -----------
         Total operating expenses.........................       1,025,531         1,056,635        3,118,522         3,245,644
                                                                ----------       -----------     ------------       -----------

         Income (loss) from operations....................         (15,431)          (20,232)      (1,131,232)          183,717
                                                                ----------       -----------     ------------       -----------

   OTHER INCOME (EXPENSE):
     Interest income......................................         136,729           318,078          495,340           617,118
     Interest expense.....................................         (26,724)           (8,436)         (91,492)          (39,961)
     Other................................................              --            (2,760)              --            21,360
                                                                ----------       -----------     ------------       -----------
         Total other income...............................         110,005           306,882          403,848           598,517
                                                                ----------       -----------     ------------       -----------

         Income (loss) before income taxes................          94,574           286,650         (727,384)          782,234

   Income tax expense.....................................              --                --            1,256             1,256
                                                                ----------       -----------     ------------       -----------

         Net income (loss)................................      $   94,574       $   286,650     $   (728,640)      $   780,978
                                                                ----------       -----------     ------------       -----------

   Net income (loss) per common share:
    Basic.................................................      $     0.01       $      0.04     $      (0.11)      $      0.11
                                                                ==========       ===========     ============       ===========
    Diluted...............................................      $     0.01       $      0.03     $      (0.11)      $      0.10
                                                                ==========       ===========     ============       ===========

   Weighted average number of common shares outstanding:
    Basic.................................................       6,786,416         7,643,845        6,732,314         7,162,780
                                                                ==========       ===========     ============       ===========
    Diluted...............................................       7,061,658         8,224,887        6,732,314         7,624,525
                                                                ==========       ===========     ============       ===========

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       1998               1999
                                                                                   -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)........................................................       $  (728,640)        $   780,978
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization..........................................         1,338,684           1,035,398
     Loss on disposal of asset..............................................                --               2,550
     Changes in operating assets and liabilities:
         Accounts receivable, trade.........................................          (746,159)         (6,109,139)
         Unbilled revenue...................................................        (2,803,193)             90,081
         Inventories........................................................         1,484,848            (239,401)
         Prepaid expenses and other assets..................................            (9,909)            112,107
         Accounts payable...................................................          (213,042)            647,236
         Accrued liabilities................................................           242,429             221,071
                                                                                   -----------         -----------

         Net cash used in operating activities..............................        (1,434,982)         (3,459,119)
                                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment......................................        (1,579,883)           (695,459)
   Decrease (increase) in other assets......................................            64,738             (35,655)
                                                                                   -----------         -----------

         Net cash used in investing activities..............................        (1,515,145)           (731,114)
                                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations....................................          (299,277)           (409,438)
   Exercise of stock options ...............................................           978,876             790,696
   Proceeds from sale of common stock, net of issuance costs................                --          25,539,624
                                                                                   -----------         -----------

         Net cash provided by financing activities..........................           679,599          25,920,882
                                                                                   -----------         -----------

         Net increase (decrease) in cash and
          cash equivalents..................................................        (2,270,528)         21,730,649

Cash and cash equivalents, beginning of period..............................        13,309,823          12,819,366
                                                                                   -----------         -----------

Cash and cash equivalents, end of period....................................       $11,039,295         $34,550,015
                                                                                   -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest.................................       $    91,492         $    39,961
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

(2) REVENUE RECOGNITION

         Revenue from product sales is recognized upon shipment. Revenue derived from consulting services is recognized upon performance. Contract and equipment revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents equipment and contract revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3) CHANGE IN ESTIMATE

         During 1998 the Company changed depreciable lives for some of its equipment from five years to eight years. As a result, depreciation for the third quarter ended September 30, 1999 was reduced by approximately $192,000. For the nine months ended September 30, 1999 depreciation was reduced by approximately $580,000.

(4) INVENTORIES

         Inventories consist of the following:

                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                      1998              1999
                                                                                   ----------        ----------

           Raw materials.................................................          $  197,734        $   49,017
           Work in process...............................................              76,343            26,367
           Finished goods................................................             191,762            71,460
                                                                                   ----------        ----------
             Subtotal wafer inventory....................................             465,839        $  146,844
           Equipment inventory...........................................           2,655,245         3,213,641
                                                                                   ----------        ----------
             Total inventories...........................................          $3,121,084        $3,360,485
                                                                                   ==========        ==========

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5) EARNINGS PER SHARE RECONCILIATION

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                     --------------------------------      --------------------------------
                                                         1998                 1999            1998               1999
                                                     -------------        -----------      ------------       -------------

Basic net income (loss)............................  $      94,574        $   286,650      $   (728,640)      $     780,978
                                                     =============        ===========      ============       =============

Weighted average common
   shares outstanding-basic........................      6,786,416          7,643,845         6,732,314           7,162,780
                                                     =============        ===========      ============       =============

Net additional common shares upon assumed
   exercise of stock options and warrants..........        275,242            581,042                --             461,745
                                                     -------------        -----------      ------------       -------------

Weighted average common
   shares outstanding-diluted......................      7,061,658          8,224,887         6,732,314           7,624,525
                                                     =============        --=========      ============       =============

Net income (loss) per common share
         Basic.....................................  $        0.01        $      0.04      $      (0.11)      $        0.11
                                                     =============        ===========      ============       =============

         Diluted...................................  $        0.01        $      0.03      $      (0.11)      $        0.10
                                                     =============        ===========      ============       =============

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

         The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services, and license revenue are combined and reported as Other Products or Services. In previous financial statements spares and field service revenue were included in the Other Products or Services segment. This reclassification was made in the third quarter of 1999 and all prior periods presented reflect this reclassification.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The table below provides information for the nine months ended September 30, 1998 and 1999 pertaining to the Company's three industry segments.

                                                   SIMOX
                                                   WAFER             SIMOX           OTHER PRODUCTS
                                                  PRODUCTS         EQUIPMENT          OR SERVICES          TOTAL
                                                  --------         ---------         --------------        -----
NET REVENUES
Nine Months Ended September 30, 1998           $ 2,462,718         $ 8,491,225            $ 934,421    $ 11,888,364
Nine Months Ended September 30, 1999             3,970,195           9,711,809              555,487      14,237,491

OPERATING INCOME (LOSS)
Nine Months Ended September 30, 1998            (1,586,952)          1,712,103              118,991         244,142
Nine Months Ended September 30, 1999               277,629           1,080,016              193,552       1,551,197

ASSETS
December 31, 1998                                5,411,282           5,296,619              319,200      11,027,101
September 30, 1999                               5,348,066          11,369,941              154,773      16,872,780

         The table below provides the reconciliation of reportable segment operating income (loss) and assets to the Company's totals.

                                                                  NINE MONTHS ENDED
                                                           ----------------------------------
SEGMENT RECONCILIATION                                      9/30/98                9/30/99
----------------------                                      -------                -------

Income (Loss) Before Income Taxes:
    Total operating income for reportable segments         $   244,142            $ 1,551,197
    Corporate general & administrative expenses             (1,375,374)            (1,367,480)
    Net other income                                           402,592                597,261
                                                           -----------            -----------
    Income (loss) before income taxes                         (728,640)               780,978
                                                           ===========            ===========



                                                            12/31/98                9/30/99
                                                            --------                -------
Assets:
    Total assets for reportable segments                    11,027,101             16,872,780
    Cash & cash equivalents not allocated to segments       12,819,366             34,550,015
    Other unallocated assets                                   460,851                454,690
                                                            ----------            -----------
    Total assets                                            24,307,318             51,877,485
                                                            ==========            ===========

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

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1998

         PRODUCT SALES. Wafer product sales increased $876,720, or 197%, to $1,321,730 for the third quarter ended September 30, 1999 from $445,010 for the third quarter ended September 30, 1998. The increase in product sales is attributable to increased wafer sales to customers in the United States and Europe partially offset by decreased wafer sales to customers in Japan.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the third quarter ended September 30, 1999 to $155,401 from $265,750 for the third quarter ended September 30, 1998, a decrease of $110,349 or 42%. This decrease is attributable to a decrease in revenues derived from government contracts.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of Ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue decreased to $3,205,071 for the third quarter ended September 30, 1999 from $4,176,841 for the third quarter ended September 30, 1998. This decrease is attributable to a decrease in revenues recognized on equipment which were partially offset by an increase in revenues generated from the customer support organization and the sale of spare parts. At the end of 1998, the customer support organization was established to support the Ibis 1000 implanters in the field. This revenue accounted for $49,649 or 2% of equipment revenue for the third quarter ended September 30, 1999 as compared to no revenue for the quarter ended September 30, 1998. Sales of spare parts accounted for $622,422 or 19% of equipment revenue for the third quarter ended September 30, 1999 as compared to $24,841 or 1% of equipment revenue for the third quarter ended September 30, 1998.

         TOTAL SALES AND REVENUE. Total sales and revenue for the third quarter ended September 30, 1999 was $4,682,202 a decrease of $205,399, or 4%, from total revenue of $4,887,601 for the third quarter ended September 30, 1998. This decrease resulted from decreases in equipment revenue and contract and other revenue partially offset by increased product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the third quarter ended September 30, 1999 was $1,122,360, as compared to $1,046,387 for the third quarter ended September 30, 1998, an increase of $75,973 or 7%. Cost of contract and other revenue for the third quarter ended September 30, 1999 was $138,981, as compared to $230,630 for the third quarter ended September 30, 1998, a decrease of $91,649, or 40%. Cost of equipment revenue for the third quarter ended September 30, 1999 was $2,384,458 as compared to $2,600,484 for the third quarter ended September 30, 1998, a decrease of $216,026 or 8%. The gross margin for all sales was 22% for the third quarter ended September 30, 1999 as compared to 21% for the third quarter ended September 30, 1998. The increase in gross margin is primarily attributable to substantially improved wafer product sales for the quarter. The fundamental fixed cost nature of wafer product sales, which was absorbed by a larger number of wafers sold during the third quarter of 1999 as compared to the same quarter in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter ended September 30, 1999 were $408,941 (or 9% of total revenue) as compared to $427,734 (or 9% of total revenue) for the third quarter ended September 30, 1998, a decrease of $18,793, or 4%. The decrease is due to decreases in consulting and professional service fees incurred in the quarter.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the third quarter ended September 30, 1999 were $261,516 (or 6% of total revenue) as compared to $102,534 (or 2% of total revenue) for the third quarter ended September 30, 1998, an increase of $158,982, or 155%. The increase is due to increases in payroll and payroll related expenses incurred in the establishment of a customer support organization.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $109,085 or 22%, to $386,178 (or 8% of total revenue) for the third quarter ended September 30, 1999, as compared to $495,263 (or 10% of total revenue) for the third quarter ended September 30, 1998. The decrease is primarily due to a decrease in material expenses and payroll and payroll related expenses. Last year the Company introduced a new wafer product line, Advantox(R), which resulted in increased material expenses during the third quarter ended September 30, 1998.

         LOSS FROM OPERATIONS. The loss from operations for the third quarter ended September 30, 1999 was $20,232 as compared to $15,431 for the third quarter ended September 30, 1998, an increase of $4,801, or 31%. The increase in the loss from operations is the result of decreases in equipment revenue and contract and other revenue and the increase in operating expenses which was partially offset by increased in product sales.

         OTHER INCOME (EXPENSE). Total other income for the third quarter ended September 30, 1999 was $306,882 as compared to $110,005 for the third quarter ended September 30, 1998, an increase of $196,877, or 179%. The increase in total other income is attributable to increased interest income earned on the increased cash balance due in part to receipt of the proceeds of our sale of 1,000,000 shares of Common Stock in August 1999 and reduced interest expense on capitalized leases.

         INCOME BEFORE INCOME TAXES. The income before income taxes was $286,650 for the third quarter ended September 30, 1999, as compared to $94,574 for the third quarter ended September 30 , 1998. The improvement of $192,076, or 203%, is due to increased product sales, and increased interest income which was partially offset by decreases in equipment revenue and contract and other revenue and an increase in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         PRODUCT SALES. Wafer product sales increased $1,507,477, or 61%, to $3,970,195 for the nine months ended September 30, 1999 from $2,462,718 for the nine months ended September 30, 1998. The increase in product sales is attributable to increased wafer sales to customers in the United States and Europe partially offset by decreased wafer sales to customers in Japan.

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the nine months ended September 30, 1999 to $555,487 from $934,421 for the nine months ended September 30, 1998, a decrease of $378,934 or 41%. This decrease is attributable to a decrease in revenues from various government contracts along with revenue derived from a contract for consulting services for Orion Equipment, Inc. ("Orion"). Revenue from

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Orion contract amounted to approximately $161,000 in the first nine months of 1998 and there was no revenue in the first nine months of 1999. These decreases were partially offset by revenue generated by license fee revenue and other service revenue, which accounted for 25% and 13% of contract and other revenue, respectively, for the nine months ended September 30, 1999 as compared to 8% and 15%, respectively in the nine months ended September 30, 1998.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of Ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue increased to $9,711,809 for the nine months ended September 30, 1999 from $8,491,225 for the nine months ended September 30, 1998. This increase is attributable to an increase in revenues recognized on equipment, due to the timing of milestones completed, revenues generated from the customer support organization and the sale of spare parts. At the end of 1998, the customer support organization was established to support the Ibis 1000 implanters in the field. This revenue accounted for $130,609 or 1% of equipment revenue for the nine months ended September 30, 1999, as compared to no revenue for the nine months ended September 30, 1998. Sales of spare parts accounted for $746,200 or 8% of equipment revenue for the nine months ended September 30, 1999 as compared to $139,224 or 2% of equipment revenue for the nine months ended September 30, 1998.

         TOTAL SALES AND REVENUE. Total sales and revenue for the nine months ended September 30, 1999 was $14,237,491, an increase of $2,349,127, or 20%, from total revenue of $11,888,364 for the nine months ended September 30, 1998. This increase resulted from increases in equipment revenue and product sales which was partially offset by decreased contract and other revenue.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the nine months ended September 30, 1999 was $3,509,006, as compared to $3,617,981 for the nine months ended September 30, 1998, a decrease of $108,975 or 3%. Cost of contract and other revenue for the nine months ended September 30, 1999 was $361,935, as compared to $815,432 for the nine months ended September 30, 1998, a decrease of $453,497, or 56%. Cost of equipment revenue for the nine months ended September 30, 1999 was $6,937,189 as compared to $5,467,661 for the nine months ended September 30, 1998, an increase of $1,469,528 or 27%. The gross margin for all sales was 24% for the nine months ended September 30, 1999 as compared to 17% for the nine months ended September 30, 1998. The increase in gross margin is primarily attributable to substantially improved wafer product sales for the nine month period. The fundamental fixed cost nature of wafer product sales, which was absorbed by a larger number of wafers sold during the first nine months of 1999 as compared to the same period in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the period. Contract margins can vary from year to year based on the type of contracts that the Company enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1999 were $1,367,481 (or 10% of total revenue) as compared to $1,375,374 (or 12% of total revenue) for the nine months ended September 30, 1998, a decrease of $7,893, or 1%.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the nine months ended September 30, 1999 were $714,298 (or 5% of total revenue) as compared to $319,933 (or 3% of total revenue) for the nine months ended September 30, 1998, an increase of $394,365, or 123%. The increase is due to increases in payroll and payroll related expenses incurred in the establishment of the customer support organization.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $259,350 or 18%, to $1,163,865 (or 8% of total revenue) for the nine months ended September 30, 1999, as compared to $1,423,215 (or 12% of total revenue) for the nine months ended September 30, 1998. The decrease is primarily due to a decrease in material expenses. Last year the Company introduced a new wafer product line, Advantox(R), which resulted in increased material expenses for the nine months ended September 30, 1998.

         INCOME FROM OPERATIONS. The income from operations for the nine months ended September 30, 1999 was $183,717 as compared to a loss of $1,131,232 for the nine months ended September 30, 1998, an increase of $1,314,949, or 116%. The increase in the income from operations is the result of increases in equipment revenue and product sales, which were partially offset by decreases in contract and other revenue, as well as the increase in operating expenses.

         OTHER INCOME (EXPENSE). Total other income for the nine months ended September 30, 1999 was $598,517 as compared to $403,848 for the nine months ended September 30, 1998, an increase of $194,669, or 48%. The increase in total other income is attributable to increased interest income earned on the cash balance and reduced interest income earned on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The income before income taxes was $782,234 for the nine months ended September 30, 1999, as compared to a loss of $727,384 for the nine months ended September 30, 1998. The increase of $1,509,618, or 208%, is due to increased equipment revenue, product sales and increased interest income, which were partially offset by decreases in contract and other revenue and increased operating expenses.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         THE COMPANY'S STATE OF READINESS

         To determine the effect, if any, of the Year 2000 Issue on its operations, the Company began a review of its internal information systems in the third quarter of 1998. The Company has implemented a common software system in both the operations and financial management areas for the purpose of integrating the various systems. The Company believes that such common system is Year 2000 compliant and is fully operational. The Company tested less critical information systems and completed all required upgrades.

         During the first quarter of 1998, the Company conducted a test plan on its Ibis 1000 implanter equipment and determined based on these tests that the current version is Year 2000 compliant. It was also determined that the operating system of one older version Ibis 1000 had to be upgraded in order to be Year 2000 compliant; the largest issue being with the file manager displaying and sorting the date properly after 2000. An updated version of the file manager which corrects this problem was installed in July 1999.

         The Company has reviewed its ancillary production equipment and has determined the extent of software upgrades necessary in order for the systems to be Year 2000 compliant. The Company completed the necessary software upgrades during the third quarter of 1999, except for one piece of equipment which the Company elected not to upgrade. This is because the Company's ability to use this equipment will not be impacted, as the systems is stand-alone and the functions are not date sensitive. The worst case scenario is that the Company could turn the computer clocks back.

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

         CONTINGENCY PLANS

         Contingency plans, such as securing alternate suppliers or accelerating the delivery of materials scheduled for the first half of January 2000, have been identified for certain suppliers who have not supplied the Company with adequate information on their compliance or will not be ready in time to meet the Year 2000 deadline.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had cash and cash equivalents of $34,550,015, reflecting in large part the Company's receipt of approximately $25 million in net proceeds from the August 1999 sale of 1,000,000 shares of Common Stock. During the nine months ended September 30, 1999, the Company consumed $3,459,119 in cash from operating activities as compared to cash consumed from operations of $1,434,982 for the same period in 1998. Depreciation and amortization expense for the nine months ended September 30, 1999 and 1998 was $1,035,398 and $1,338,684, respectively. This accounted for 7% and 11% of total revenue, respectively. Due to the capital intensive nature of the Company's business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, the Company's working capital requirements have been funded through debt and equity financings, warrant conversions, exercise of options and warrants, equipment lines of credit, a working capital line of credit, a term loan, sale leaseback arrangements, collaborative relationships, government contracts and product and equipment sales. The principal uses of cash during the nine months ended September 30, 1999 were to fund the Company's operations and additions to property and equipment which totaled approximately $695,000. As of September 30, 1999, the Company had invested $15,644,003 in property and equipment. At September 30, 1999, the Company had commitments to purchase approximately $5,731,000 in material or subassemblies to be used for manufacturing Ibis 1000 implanters currently under construction.

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

         The Company anticipates that it may be required to raise substantial additional capital in the future in order to finance further expansion of its manufacturing capacity and its research and development programs. The Company's existing cash resources together with funds generated from operations are believed to be sufficient to support the Company's operations on their anticipated scale for at least the next eighteen months. Management of the Company currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters (in addition to its two oxygen implanters currently on-line), the purchase of support equipment and the expansion of the Company's facilities. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

EFFECTS OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

BUSINESS OUTLOOK

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the timely implementation by the Company of its plan to prepare its computer systems for the Year 2000, the costs to the Company of such implementation and the timely conversion by other parties upon which the Company's business relies; the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by the Company on key customers (during 1996, 1997 and 1998, revenues from four customers averaged in the aggregate between 56% and 85% of the Company's revenues, so that the loss of one or more of these major customers and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company); the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the dependence by the Company on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the impact of rapidly changing technology; limitations on the ability to protect the Company's patents and proprietary technology; the Company's limited history with regard to sales of implanters; the Company's lack of experience in producing commercial

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quantities of its products at acceptable costs; the Company's ability to successfully complete the manufacture of its implanters and that these implanters will be accepted by its customers; the Company's ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of its products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected the Company's sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on the Company's business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits furnished as Exhibits hereto:

                   27        Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on July 23, 1999 a Current Report on Form 8-K for the July 23, 1999 event reporting a profitable 1999 second quarter and 1999 first half, and 1999 first half revenues increase of 37% over revenues in the 1998 first half.

                  The Company filed with the Securities and Exchange Commission on July 27, 1999 a Current Report on Form 8-K for the July 27, 1999 event reporting a proposed public offering of 1,000,000 shares of common stock.

                  The Company filed with the Securities and Exchange Commission on August 4, 1999 a Current Report on Form 8-K for the August 3, 1999 event reporting the pricing of 1,000,000 shares of common stock being offered to the public at $27.00 per share.

                  The Company filed with the Securities and Exchange Commission on August 10, 1999 a Current Report on Form 8-K for the August 9, 1999 event of the closing of its previously announced public offering of 1,000,000 shares of common stock at $27.00 per share.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Ibis Technology Corporation

Date:  November 8, 1999               By: /s/ Debra L. Nelson
                                          -----------------------
                                          Debra L. Nelson
                                          Chief Financial Officer, Treasurer
                                            and Clerk
                                          (principal financial and accounting
                                            officer)

Date:  November 8, 1999               By: /s/ Thomas F. Lacey
                                          ----------------------
                                          Thomas F. Lacey
                                          Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION                                           PAGE
-----------           -----------                                           ----
27                Financial Data Schedule                                    22