Form 10-K
period 1999-12-31
IBIS TECHNOLOGY CORP
filed 2000-03-24
CIK 855182

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23150
                            ------------------------
                          IBIS TECHNOLOGY CORPORATION

             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  04-2987600
     (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

   32 CHERRY HILL DRIVE, DANVERS, MA                          01923
    (Address of principal executive                         (Zip Code)
               offices)

              Registrant's telephone number, including area code:
                                 (978) 777-4247

Securities registered pursuant to Section 12(b) of the Exchange Act:

    None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

    Common Stock, $.008 Par Value Per Share

    (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 10, 2000, was $583,156,119, based on the last sale price as reported by the Nasdaq National Market System.

    As of March 10, 2000, the registrant had 8,259,477 shares of common stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Ibis Technology Corporation ("Ibis") develops, manufactures and markets SIMOX-SOI implantation equipment and wafers for the worldwide semiconductor industry. SIMOX, which stands for Separation by IMplantation of OXygen, is a form of silicon-on-insulator, or SOI, technology that creates an insulating barrier below the top surface of a silicon wafer. Our proprietary Ibis 1000 oxygen implanter produces SIMOX-SOI wafers by implanting oxygen atoms just below the surface of a silicon wafer to create a very thin layer of silicon dioxide between the thin operating region of the transistor at the surface and the underlying silicon itself. The layer of silicon dioxide acts as an insulator for the devices etched on the surface of the silicon wafer and reduces the electrical current leakage which otherwise slows integrated circuit performance and increases the loss of power during circuit operation. Through this process our customers can produce integrated circuits which we believe offer significant advantages over circuits constructed on conventional silicon wafers, which advantages include:

    - substantially improved microprocessor speed,

    - reduced power consumption,

    - reduced soft error rate, and

    - higher temperature operation.

    These characteristics make SIMOX-SOI wafers, and the finished integrated circuits, well-suited for many commercial applications, including:

    - servers and workstations,

    - portable and desktop computers,

    - wireless communications devices such as laptop computers, personal digital assistants and mobile phones,

    - integrated optical components, and

    - extreme environment electronics.

    Ibis began operations in 1988, producing four, five and six inch SIMOX-SOI wafers, mainly for military applications, on a NV-200 implanter manufactured by Eaton Corporation ("Eaton"). Since 1989, we have spent in excess of $18 million in developing our proprietary oxygen implanter (the Ibis 1000) and advanced proprietary processing technologies which enable the production of SIMOX-SOI wafers capable of meeting the requirements of high volume commercial applications, including the production of eight inch wafers. The Ibis 1000 prototype, with proprietary beam scanning technology, became operational in 1993, permitting Ibis to begin producing wafers of this size. The first fully-automated production version of the Ibis 1000 implanter was completed in May 1995, enabling volume production of high-quality SIMOX-SOI wafers. Since then, Ibis has constructed eight additional implanters for internal wafer production requirements and for customers. Additional implanters are currently under construction. Ibis believes that our demonstrated ability to supply high quality, competitively priced wafers and our increased wafer production capacity, together with substantial progress in our customers' development programs, are accelerating the acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications. Over the last several years, Ibis has focused on integrating SIMOX-SOI wafers into commercial applications, which have substantially higher volume potential than military applications, our initial target market. In 1999, substantially all of our sales of SIMOX-SOI wafers were for commercial applications. During the last couple of years, leading manufacturers including our customers, Mitsubishi Electric Corporation and Bookham Technology, Ltd., announced the commercial adoption of SIMOX-SOI technology utilizing Ibis-produced SIMOX-SOI wafers in their products.

    Ibis has sold SIMOX-SOI wafers to most of the world's leading commercial semiconductor manufacturers, including Advanced Micro Devices, Fujitsu, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola,

National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, and Toshiba. These commercial shipments have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. For any potential customer who is ultimately committed to designing and building integrated circuits on SIMOX-SOI wafers, the time required will be lengthy. The cycle typically goes from initial sampling of SIMOX-SOI wafers to more intensive sampling, the manufacture of prototype integrated circuits, circuit process modifications, yield optimization, pilot production and finally to production. This is a normal cycle in the semiconductor industry for any new advanced material such as Ibis' SIMOX-SOI. In addition, Ibis supplies SIMOX-SOI wafers to military-oriented semiconductor manufacturers such as Allied-Signal Aerospace and Honeywell for use in production applications.

    Ibis believes that strategic alliances will play an important role in developing a worldwide commercial market for our SIMOX-SOI wafers. In
September 1995, Ibis and Motorola entered into an agreement whereby Motorola provided funding to us to expand our SIMOX-SOI wafer production capacity to meet the requirements of Motorola for its commercial programs. The implanter that was constructed with this funding became operational in September 1996 and shipments to Motorola under the terms of this Agreement commenced shortly thereafter. The two companies continue to work closely to advance the processing and testing of SIMOX-SOI material in conjunction with Motorola's rigorous quality standards. Ibis also has a strategic alliance agreement with Mitsubishi Materials, under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. Ibis and Mitsubishi have collaborated on joint research and development focused on the commercial deployment of SIMOX-SOI technology for many years. In 1998, Mitsubishi Materials Silicon Corporation, a subsidiary of Mitsubishi Materials, purchased an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility of Ibis' SIMOX-SOI wafers. In July 1999, Ibis completed an agreement to license our standard and Advantox-Registered Trademark- SIMOX-SOI wafer fabrication process to Mitsubishi Materials Silicon Corporation. The agreement consists of an initial royalty fee and future royalties based on a percentage of Mitsubishi's SIMOX-SOI wafer sales. Also, in January 2000, Ibis, Mitsubishi and Samsung Electronics entered into a joint development agreement to optimize SIMOX-SOI material for use in high performance CMOS SOI devices. Also See "--Strategic Alliances."

    In 1996, Ibis began selling its Ibis 1000 implanters to semiconductor manufacturers and in 1998 we experienced a significant increase in this area of our business.

    Ibis was incorporated in Massachusetts on October 7, 1987 and commenced operations in January 1988. Ibis' executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923. Our telephone number is
(978) 777-4247.

OUR STRATEGY

    We are seeking to become the world leader in SIMOX-SOI technology with the quality, cost and size required for mainstream commercial applications. Our objective is to make our SIMOX-SOI wafers the preferred advanced materials substrate for mainstream commercial applications. Key elements of our strategy for achieving this objective include:

    CAPITALIZING ON A FUNDAMENTAL TREND IN SEMICONDUCTOR
MANUFACTURING. Semiconductor manufacturers face an increasing demand for faster integrated circuit speed, less power consumption, minimum soft error and smaller chip size. These manufacturers prefer to satisfy the demand with minimal additions or modifications to their existing equipment base. SIMOX-SOI technology is a leading alternative to address this need. We plan to focus on our major key customers in the semiconductor industry who we expect to lead the way in the adoption of SIMOX-SOI technology. We plan to continue to focus a majority of our technical and marketing resources on these key customers and continue with our joint development activities with all of our customers.

    PURSUING STRATEGIC MARKETING, MANUFACTURING AND DISTRIBUTION ALLIANCES. We intend to continue to pursue relationships through which third parties could distribute some of our products or could assist us in research and development activities. As evidence of this strategy, we have entered into business development agreements or strategic alliances with Mitsubishi Materials Silicon, Samsung Electronics, Motorola and Okmetic of Finland, a key European silicon supplier. In addition, we are pursuing the possibility of forming strategic partnerships with semiconductor capital equipment manufacturers, silicon wafer manufacturers and suppliers of components for our machines. We also intend to pursue partnerships which could give us the right to complementary technology and/or products.

    ENHANCING AND EXTENDING CURRENT PRODUCT OFFERINGS. We intend to use our technical expertise to expand our core product functionality, add products to our existing product line and further advance our process technology. We intend to capitalize on the technology embodied in the Ibis 1000 for our next generation oxygen implanter, which will include 300mm wafer size capability and enhancements to increase throughput and reduce production costs. In addition, we plan to continue to improve existing, and develop additional, SIMOX-Advantox-Registered Trademark- products.

    INCREASING OUR SIMOX-SOI WAFER AND IMPLANTATION EQUIPMENT MANUFACTURING CAPACITY. This past year we expanded our Class 10 clean room facility by 32% and increased our Ibis 1000 implanter manufacturing area by approximately 42%. We are currently building additional Ibis 1000 implanters for internal wafer production and are expanding our clean room. We intend to bring additional implanters on-line at Ibis and further expand our clean room facility, as required by demand. In addition, we are currently negotiating a lease for additional space.

MARKETING, SALES AND CUSTOMERS

    We focus our direct selling efforts on the world's leading semiconductor manufacturers, most of which are presently our customers. Our sales personnel together with strategic partners, our senior management and engineering and scientific personnel interact with the research and development, manufacturing, purchasing and marketing departments of our customers. Our objective in these broad-based sales efforts is to promote the adoption of SIMOX-SOI technology on an industry-wide basis.

    Overseas, we rely on our direct sales force, together with the use of strategic partners, to market our products. We have a strategic alliance with Mitsubishi Materials, under which Mitsubishi markets and sells our SIMOX-SOI wafers in Japan and the Pacific Rim. The purchase by Mitsubishi Materials Silicon of an Ibis 1000 oxygen implanter will establish SIMOX-SOI manufacturing capability in Japan to service this marketplace. We have also targeted Europe as an area of focus for our products. In April 1998, we entered into a strategic alliance with Okmetic. Under the terms of this agreement, Okmetic will market our SIMOX-SOI wafers in Europe, excluding the United Kingdom. See "Business--Strategic Alliances."

    The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended 1997, 1998 and 1999, as well as the percent of our revenue represented by these customers' purchases:

                                      1997                  1998                  1999
                               -------------------   -------------------   -------------------
CUSTOMER                       DOLLARS    PERCENT    DOLLARS    PERCENT    DOLLARS    PERCENT
--------                       --------   --------   --------   --------   --------   --------
IBM..........................    $538         8%      $7,905       51%     $11,846       71%
Mitsubishi...................     581         9%       4,419       29%       1,592       10%
Motorola.....................     856        13%         607        4%         480        3%

    The increases in sales to IBM in 1998 and 1999 and to Mitsubishi in 1998 resulted primarily from the sale of a total of five units of Ibis 1000 oxygen implanter equipment at a sale price of approximately $4,000,000 each. See
Note 14 of Notes to Financial Statements for industry segment information.

    Set forth below is a list of some of our customers who have purchased our Ibis 1000 oxygen implanter machines or our SIMOX-SOI wafers, either directly from us or through a partner of ours:

Ibis 1000 Customers
IBM
Mitsubishi Materials Silicon

Wafer Customers of Ours                Wafer Customers of Our Partners
Advanced Micro Devices                 Fujitsu
Allied Signal                          Matsushita
Bookham Technology                     Mitsubishi Electric
Honeywell/Allied Signal                NEC
Infineon                               Oki Electric
Intel                                  Sony
IBM                                    Toshiba
Motorola
Philips Semiconductor
Samsung
Sandia
Sharp
Texas Instruments
TSMC
UMC

    Customers of Ibis that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 1997, 1998 and 1999 approximately 10%, 15%, and 4%, respectively, of our product sales were generated by product sales to such customers.

    Sales to overseas customers in 1997, 1998 and 1999 were 13%, 32% and 17% of total revenue, respectively. In 1999, sales to Japan were 10% of total revenue, all of which was attributable to Mitsubishi.

STRATEGIC ALLIANCES

    Ibis has entered into a number of strategic relationships which we believe enable us to better address our target market, to advance our technology more effectively, and to match our technical developments and production expansion to the needs of our key customers.

    In September 1995, Ibis and Motorola entered into a strategic business development agreement whereby Motorola advanced to Ibis the required funding to build an Ibis 1000 implanter. Under this agreement, the SIMOX-SOI wafer manufacturing capacity of this implanter is first dedicated to serving Motorola's production requirements until at least December 31, 2000, with cash price concessions to Motorola reflecting the amortization of the funding. Ibis has granted to Motorola a security interest in the implanter to secure Ibis' obligations to Motorola. This implanter became operational in September 1996, and Ibis is currently shipping wafers to Motorola under the terms of this agreement. In connection with this agreement, the two companies continue to work closely to advance Ibis' processing and testing technology in conjunction with Motorola's rigorous quality standards.

    In July 1994, Ibis entered into a business development agreement with Mitsubishi Materials under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. The two companies are also collaborating on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications. The agreement can be terminated by either party with 120 days written notice.

    In July 1999, Ibis completed an agreement to license our standard and Advantox-Registered Trademark- SIMOX-SOI wafer fabrication process to Mitsubishi Materials Silicon Corporation. The agreement consists of an initial royalty fee and future royalties based on a percentage of Mitsubishi's SIMOX-SOI wafer sales.

    In January 2000, Ibis, Samsung Electronics and Mitsubishi Materials entered into a joint development agreement to optimize Ibis'
Advantox-Registered Trademark- SIMOX-SOI material for use in high performance CMOS SOI devices. Under the terms of the agreement, Samsung will build CMOS devices using Advantox-Registered Trademark- material to verify that enhancements made to the material result in improved reliability, device performance and other manufacturing benefits. Mitsubishi will certify the Advantox-Registered Trademark-/SIMOX material parameters, supply silicon substrates, and work closely with Samsung on material characterization. Ibis will supply the Advantox-Registered Trademark- material.

    In April 1998, Ibis entered into a strategic alliance with Okmetic of Finland, a key European silicon supplier. Under the terms of this agreement, Okmetic will market our SIMOX-SOI wafers in Europe, excluding the United Kingdom.

RESEARCH AND DEVELOPMENT

    Ibis has active research and development programs in both equipment and process technology. Ibis' equipment engineers continually seek to refine and enhance the capabilities of the Ibis 1000. Current development projects are aimed at improving wafer quality with machine improvements, increasing the level of systems automation and throughput capacity of the machine, thereby lowering the per wafer production cost. Our process engineers are attempting to enhance the range of potential commercial applications for Ibis' SIMOX-SOI wafers by
(i) refining techniques to produce SIMOX-SOI wafers of higher quality,
(ii) developing new processes to produce SIMOX-SOI wafers with thinner buried oxide layers at lower cost and (iii) responding to specific customer requirements.

    During 1999, Ibis commenced a program to design and develop the next-generation oxygen implanter, the Ibis 2000. The proprietary Ibis 2000 is being designed to support the volume production of high quality SIMOX-SOI 200 mm and 300 mm wafers for the global semiconductor industry. We believe that the Ibis 2000 oxygen implanter will be ready for shipping in the first quarter of 2002. Extending the capabilities of the production-proven Ibis 1000, the advanced Ibis 2000 should substantially increase available capacity, advance process technology, increase throughput and reduce costs. The oxygen implanter will utilize next-generation beamline design to reduce the number of beamline components and improve beam transport. The modular construction of the system will enable improved serviceability and diagnostics, while simplifying the assembly and shipping of the machine. The Ibis 2000 will be bulkhead mounted in the cleanroom and will offer front-opening unified pod (FOUP) capability. In addition, the improved automation and operator-friendly controls will raise the overall productivity and afford ease-of-use. The Ibis 2000 will also offer extensive low-dose and low-energy capabilities, facilitating the use of the Advantox-Registered Trademark- product portfolio introduced last year by Ibis Technology. The portfolio significantly expands the range of commercial applications for Ibis SIMOX-SOI wafers.

    During the fiscal years ended 1997, 1998 and 1999, Ibis' internally funded research and development expenses were approximately $1,435,000, $1,972,000 and $1,774,000, or 22%, 13% and 11% of the Company's revenues, respectively.

    Government sponsored research and development activities also comprise a part of our research and development effort. SIMOX-SOI technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant and high temperature defense and space-based systems. As a result of this government sponsored research and development, radiation-tolerant integrated circuits on Ibis-produced SIMOX-SOI wafers are now in production for commercial, military and space applications at Honeywell and Allied-Signal Aerospace. During the fiscal years ended 1997, 1998 and 1999 revenues from government sponsored research and development contracts were approximately $1,235,000, $836,000, and $374,000, or 19%, 5% and 2% of
Ibis' revenues, respectively. Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

    Government-sponsored research and development has focused on improving SIMOX-SOI manufacturing and characterization methods and developing new processes to ensure the availability of high quality SIMOX-SOI wafers which meet the requirements for commercial and military applications. The SBIR program, which is the largest source of direct government support to Ibis, has funded development of advanced methods of SIMOX-SOI processing, resulting in improved fabrication and characterization of SIMOX-SOI materials, and has been supportive in developing a fundamental understanding of new processes which has been useful in new product development. Ibis has received SBIR contracts from ARPA, the Ballistic Missile Defense Organization, the Defense Special Weapons Agency, U.S. Army, the U.S. Air Force, the Department of Energy, National Science Foundation, National Aeronautical and Space Administration and the Strategic Defense Initiative Organization. Similarly, Ibis expects its cooperative research efforts with entities including the Naval Research Laboratory, the Microelectronics Research Laboratory, the National Institute of Standards, the Massachusetts Institute of Technology, University of Florida, University of Arizona and Arizona State University to yield benefits to our ongoing commercialization activities.

    Contracts with government agencies require compliance with applicable government regulations and are generally subject to competitive bidding, extensive regulation and cancellation at the government's sole discretion. Pursuant to the terms of such government contracts, Ibis will be required to grant to the U.S. government a royalty-free nonexclusive worldwide license to any inventions claimed by Ibis which were funded by the U.S. government. Additionally, these agreements are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to Ibis.

COMPETITION

    We believe we face three general sources of competition: direct SIMOX-SOI competition, competing SOI technologies, and competing non-SOI technologies.

    Among direct SIMOX-SOI competitors, Ibis is presently the only U.S. manufacturer of SIMOX-SOI wafers. The first generation oxygen implanter, the NV-200, was produced in limited quantities by Eaton Corporation and just six are in operation worldwide. Ibis believes that Eaton has no plans to manufacture additional NV-200's. Of these six implanters, Ibis owned two which were removed from production in 1997. All Ibis SIMOX-SOI wafers are currently manufactured by Ibis on our proprietary second generation oxygen implanter, the Ibis 1000. We believe that the remaining four Eaton NV-200's are owned by Nippon Telephone and Telegraph ("NTT"), the Fraunhofer Institute, Nippon Steel, and SOITEC, and that only Nippon Steel and SOITEC use these machines for commercial production, as opposed to research. To date, SOITEC, a French-based company that spun off from LETI, a French government research lab, has been the primary source of wafer product competition for Ibis. In 1995, Hitachi began marketing its oxygen implanter and, Ibis believes, has sold two to date, to Komatsu and Nippon Steel. Both Komatsu and Nippon Steel are marketing SIMOX-SOI material. We believe that, at this stage of the market's development, the availability of alternate sources of SIMOX-SOI wafers will help address customer concerns about the lack of available alternate sources of supply.

    The second source of competition for Ibis is the development of alternative SOI materials. The approach that competes with SIMOX is thin-film bonded SOI wafers. In this approach, two silicon wafers, one or both having a thermally-grown oxide layer, are first bonded together to form the silicon/silicon dioxide/silicon structure. A majority of one of the wafers is removed or separated from the double-wafer structure, and the remaining portion serves as the device layer of the SOI wafer. The most popular method is to transfer the thin layer using wafer splitting techniques, allowing the rest of the wafer to be reclaimed and reused. Regions of stress are first created using implantation and/or epitaxial growth. The wafer is split along the stress interface by the application of heat (Soitec's Smartcut-Registered Trademark- process), a gas jet (Silicon Genesis' process), or a water jet (Canon's ELTRAN-Registered Trademark- process). Evidence to date suggests that both SIMOX and bonded wafers can perform equally well. Ibis believes that the SIMOX process results in a lower manufacturing cost and that multiple SOI technologies will supply wafers to the growing SOI market.

    The third source of competition is derived from alternative non-SOI technologies designed to obtain benefits similar to those of SOI, including improvements to existing technologies. Significant resources are continually expended to improve epitaxial and conventional silicon wafers. The semiconductor industry has demonstrated its resourcefulness in improving these materials through creative circuit design and manufacturing techniques, thereby extending the useful life of conventional substrates, and we cannot be sure that it will not continue to do so. The relatively lower cost of these substrates provides an incentive to the semiconductor industry to continuously improve existing material without moving to new, more advanced substrates. In addition, complex variations of more conventional approaches, such as elaborate circuit structures built on conventional silicon substrates, and compound materials (silicon-germanium, gallium-arsenide, indium phosphide, etc.), are other alternative substrate choices.

BACKLOG

    Ibis' backlog consists of written orders for SIMOX-SOI wafers to be delivered during 2000, equipment revenue to be recognized during 2000 and other contracts to be performed during 2000. As of February 29, 2000, the backlog was $2,172,000 in wafer orders, $1,288,000 in equipment related orders and approximately $774,000 in other contracts. This is compared with a backlog of approximately $3,191,000 in wafer orders, $9,777,000 in equipment orders and $1,021,000 in other contracts at February 28, 1999. Approximately 19% of the wafer backlog is for four-inch wafers, 12% is for six-inch wafers, and 69% is for eight-inch wafers. As customers of Ibis move from development and pilot production into volume production, we expect much of the increased demand will be for eight-inch wafers. Approximately 78% of the wafer backlog is comprised of orders from three customers of Ibis. All customer orders are subject to modification or cancellation by the customers.

    Backlog can fluctuate greatly based upon, among other matters, the timing of receipt of orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

PATENTS AND PROPRIETARY RIGHTS

    Ibis has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to Ibis during the development of the Ibis 1000. The sublicense agreement obligated us to pay a royalty of 1% of all revenue derived from the sale and servicing of products incorporating or produced with the sublicensed technology, including oxygen implantation machines and oxygen-implanted wafers, up to a maximum aggregate payment of $160,000. This maximum was reached during 1999.

    Ibis' beam scanning system sublicense agreement also grants us certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, we have entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid to Ibis a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by Ibis from sublicenses are to be shared on a substantially equal basis with the Company's sublicensor of the beam scanning system. As of December 31, 1999, Ibis has received approximately $968,000 in net license fees, after deducting amounts paid to the sublicensor.

    One of these non-exclusive license agreements (the "License Agreement") was entered into in June 1996 with Orion Equipment, Inc. ("Orion"). In April 1997, Ibis entered into a Consulting Services Agreement (the "Consulting Agreement") with Orion, under which Ibis provided consulting services to Orion in order to assist Orion in its product development using the beam scanning sublicense. The Consulting Agreement provided that while Orion retains ownership of any information, know-how, inventions and discoveries produced by or as a result of the consulting services provided by Ibis to Orion, Ibis has a perpetual, non-exclusive, royalty free, worldwide license to utilize such information and discoveries in connection with the commercial production of SIMOX-SOI wafers and machines. During 1997, 1998 and 1999 revenues under the Consulting Agreement were approximately 26%, 1% and 0% respectively, of Ibis' total revenues.

    Ibis also obtained an exclusive license to technology that facilitates the presentation of wafers to ion beams developed by Superion Limited, a United Kingdom corporation. Ibis has paid $240,000 for license fees at the rate of $30,000 per implantation machine that has been manufactured by us. Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.

    During 1998, we entered into an equipment licensing and development agreement which gives the customer the right to a royalty-bearing, non-exclusive license to supplement our equipment manufacturing capacity. Ibis has received no royalties under this agreement.

    During 1999, Ibis completed an agreement to license its standard and Advantox-Registered Trademark- SIMOX-SOI wafer fabrication process to Mitsubishi Materials Silicon Corporation. The agreement consists of an initial royalty fee and future royalties based on a percentage of Mitsubishi's SIMOX-SOI wafer sales.

    Although Ibis owns or has exclusive rights to several patents and several pending applications, and we diligently monitor the research and development process to identify inventions which warrant pursuing patent protection, we rely largely upon trade secret protection to safeguard our proprietary technology. All of our employees are currently required to execute confidentiality agreements pursuant to which they agree to assign to Ibis all patent rights and technical or other information developed by the employees during their employment with us, and agree not to disclose any trade secret or confidential information without the prior written consent of Ibis. Notwithstanding these confidentiality agreements, we cannot be sure that other companies will not acquire information which we consider to be proprietary. Moreover, we cannot be sure that our patent rights will be enforceable or provide us with meaningful protection from competitors or that patent applications will be allowed. Even if a competitor's products were to infringe patents owned by Ibis, it would be very costly for us to enforce our rights in an enforcement action, which would also divert funds and resources which otherwise could be used in our operations. We cannot be sure that Ibis would be successful in enforcing such rights, that our products or processes do not infringe the patent or intellectual property rights of a third party, or that if we are not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available, if at all, on commercially reasonable terms.

    Pursuant to the terms of its government contracts, Ibis will be required to grant to the U.S. government a royalty-free non-exclusive worldwide license to any inventions claimed by us which were funded by the U.S. government.

GOVERNMENT REGULATION

    Ibis has entered into certain research and development contracts with agencies of the United States government which require compliance with applicable government regulations. These contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. government's sole discretion. See "Business--Research and Development."

    Ibis is subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in its operations and exposure of its personnel to occupational hazards. Although we believe that we have all permits necessary to conduct our business, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Ibis' future activities may result in our being subject to additional regulation. Such regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with regulations. Any failure by us to control the use or to restrict adequately the discharge of, hazardous substances or to properly control other occupational hazards could subject it to substantial financial liabilities.

MANUFACTURING AND SUPPLIES

    Ibis manufactures its Ibis 1000 oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Most raw materials and components not produced by Ibis are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers. Although we seek to reduce our dependence on these limited source suppliers and we have not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on our business and results of operations.

    We manufacture our SIMOX-SOI wafers using conventional silicon wafers and a variety of chemicals and gases, all of which are available from multiple sources. We order the wafers, chemicals and gases pursuant to blanket purchase orders which generally may be modified or cancelled by us upon 60 days' prior notice to the vendor. Ibis is currently able to purchase its required supply of silicon wafers from its normal sources. In the periods of increasing demand in the semiconductor industry for silicon wafers, we cannot be sure that we will be able to purchase an adequate supply of such silicon wafers for manufacture of our products at or near current prices, if at all. Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on our business and results of operations.

EMPLOYEES

    As of February 29, 2000, Ibis employed 94 persons on a full-time basis, 4 people on a permanent part-time basis and 7 people on a contract or temporary basis. None of our employees is represented by a labor union and we believe our relations with our employees are good.

BUSINESS OUTLOOK

    The Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by Ibis on key customers (during 1997, 1998 and 1999, revenues from two customers averaged in the aggregate between 39% and 81% of our revenues, so that the loss of one or more of these major customers and the failure of the Ibis to obtain other sources of revenue could have a material adverse impact on us); the loss of the services of one or more of our key individuals, which could have a material adverse impact on Ibis; the dependence by Ibis on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on us; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than us; Ibis' lack of experience in producing commercial quantities of our products at acceptable costs; our ability to successfully complete the manufacture of our implanters and that these implanters will be accepted by our customers; Ibis' ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of our products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected our sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on our business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

ITEM 2. DESCRIPTION OF PROPERTY

    Ibis' corporate office and manufacturing facilities are located at a leased facility in Danvers, Massachusetts. The facility, which has approximately 37,000 square feet of space, includes over 2,500 square feet of cleanroom, which is designed to accommodate a total of four Ibis 1000 implanters. All activity related to manufacturing and services for our three industry segments are performed at this one location. Ibis' current lease expires on December 31, 2003 and contains an option to renew for five years. We are currently expanding our cleanroom facility, which will consist of bays for three implanters, and negotiating a lease for additional space.

ITEM 3. LEGAL PROCEEDINGS

    Ibis is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against us of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Ibis' Common Stock began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock or any other securities of Ibis. On April 4, 1996, Ibis commenced trading on the Nasdaq National Market System. Our Common Stock is traded under the symbol "IBIS". The following tables set forth, for 1998 and 1999, the high and low closing prices for the Common Stock as reported by the Nasdaq National Market System.

                                                                 COMMON STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
1998:
  First Quarter.............................................   $11.88     $ 7.25
  Second Quarter............................................   $13.56     $ 9.38
  Third Quarter.............................................   $13.75     $ 7.69
  Fourth Quarter............................................   $11.69     $ 9.13
1999:
  First Quarter.............................................   $19.63     $ 9.88
  Second Quarter............................................   $33.50     $17.25
  Third Quarter.............................................   $37.13     $25.13
  Fourth Quarter............................................   $55.63     $35.38

STOCKHOLDERS

    As of March 10, 2000, there were approximately 120 stockholders of record of the 8,259,477 outstanding shares of Common Stock and approximately 5,525 beneficial owners of the Common Stock.

DIVIDENDS

    Ibis has never declared or paid any dividends and does not anticipate paying such dividends on its Common Stock in the foreseeable future. Ibis currently intends to retain any future earnings for use in its business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended December 31, 1999, there were no sales of securities that were required to be registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 1999, are derived from the financial statements of Ibis, which financial statements have been audited by KPMG LLP, independent certified public accountants. The audited balance sheets at December 31, 1999 and 1998 and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1999 and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with Ibis' financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1995      1996      1997      1998      1999
                                                 -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales..................................  $ 3,822   $ 4,766   $ 3,389   $ 3,149   $ 5,282
Contract and other revenue.....................      811       887     2,831     1,087     1,257
Equipment revenue..............................       --     3,800       454    11,230    10,064
                                                 -------   -------   -------   -------   -------
  Total revenue................................    4,633     9,453     6,674    15,466    16,603
                                                 -------   -------   -------   -------   -------
Cost of product sales..........................    4,071     4,042     4,827     4,581     4,644
Cost of contract and other revenue.............      349       320     2,143       976       443
Cost of equipment revenue......................       --     2,625       311     7,347     7,242
                                                 -------   -------   -------   -------   -------
  Total cost of revenue........................    4,420     6,987     7,281    12,904    12,329
                                                 -------   -------   -------   -------   -------
  Gross profit (loss)..........................      213     2,466      (607)    2,562     4,274
                                                 -------   -------   -------   -------   -------
Operating expenses:
  General and administrative...................    1,299     1,423     1,724     1,823     1,787
  Marketing and selling........................      495       515       466       470     1,016
  Research and development.....................    1,582     1,477     1,435     1,972     1,774
  Write off of prototype Ibis 1000.............      724        --        --        --        --
                                                 -------   -------   -------   -------   -------
  Total operating expenses.....................    4,100     3,415     3,625     4,265     4,577
                                                 -------   -------   -------   -------   -------
  Loss from operations.........................   (3,887)     (949)   (4,232)   (1,703)     (303)
                                                 -------   -------   -------   -------   -------
Total other income (expense)...................     (105)      110       296       538     1,140
Income (loss) before income taxes..............   (3,992)     (839)   (3,936)   (1,165)      837
Income tax expense.............................       (1)       (1)       (1)       (1)      (10)
                                                 -------   -------   -------   -------   -------
Net income (loss)..............................  $(3,993)  $  (840)  $(3,937)  $(1,166)  $   827
                                                 =======   =======   =======   =======   =======
Net income (loss) per common share(1)..........  $ (1.17)  $  (.18)  $  (.69)  $  (.17)  $   .11
                                                 =======   =======   =======   =======   =======
Weighted average common shares Outstanding.....    3,424     4,722     5,710     6,760     7,404

                                                                 AT DECEMBER 31,
                                                 -----------------------------------------------
                                                  1995      1996      1997      1998      1999
                                                 -------   -------   -------   -------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital................................  $ 3,463   $ 8,068   $17,249   $16,831   $43,309
Total assets...................................   10,958    19,542    24,918    24,307    53,728
Long-term debt, less current portion...........    2,104       973       499        40        30
Total liabilities..............................    6,149     5,178     4,161     3,698     5,347
Stockholders' equity...........................    4,809    14,364    20,757    20,609    48,381

------------------------

(1) Computed on the basis described for net earnings (loss) per common share in
    Note 2(g) of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Financial Statements of Ibis (including Notes thereto) and Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    Ibis Technology Corporation ("Ibis") was formed in October 1987 and commenced operations in January 1988. Ibis' initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the development of a proprietary second generation implanter, the Ibis 1000 which we began selling in 1996, and to other proprietary process technology.

    Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there has been a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and sales of Ibis 1000 implanters. In 1999, substantially all of our wafer sales were for commercial applications. To date, most of our customers that have purchased wafers for commercial applications have done so solely for the purpose of characterizing and evaluating the wafers or for pilot production. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature. However, three of our customers have indicated their intentions to adopt SIMOX-SOI technology in commercial products.

    During 1997, 1998 and 1999, Ibis experienced quarterly fluctuations due to the timing of receipt of equipment orders, use of the implanters for SIMOX-SOI development, and dependence on a limited number of customers. We may continue to experience fluctuations in revenue due to equipment sales, shifts in customer demands during various stages of the SIMOX-SOI sales cycle and until we have a sufficient number of Ibis 1000's on-line to support the various product lines, wafer sizes and continued research and development efforts.

    Ibis currently has three Ibis 1000 oxygen implanters producing wafers, one of which was funded by Motorola Corporation and must first be used to serve Motorola's production requirements. For the fiscal years ending December 31, 1998 and December 31, 1999, Ibis recognized revenue on the sale of three and two implanters, respectively, using the percentage-of-completion method.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1998

    PRODUCT SALES. Wafer product sales increased to $5,282,165 for the fiscal year ended December 31, 1999, an increase of $2,133,382 or 68% from $3,148,783 for the fiscal year ended December 31, 1998. The increase in product sales is attributable to increased wafer sales by Ibis in the United States and Europe. Sales by Ibis in Japan decreased overall during this twelve-month period.

    CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization services and other services. Contract and other revenue increased for the fiscal year ended December 31, 1999 to $1,257,235 from $1,087,434 for the fiscal year ended December 31, 1998, an increase of $169,801 or 16%. This increase is attributable to an increase in license revenue related to an agreement to license its standard and Advantox-Registered Trademark- SIMOX-SOI wafer fabrication process. This was offset by a decrease in government contract revenue.

    EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of Ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue decreased to $10,063,622 for the fiscal year ended
December 31, 1999 from $11,229,852 for the fiscal year ended December 31, 1998, a decrease of $1,166,230 or 10%. This decrease is attributable to a decrease in revenue recognized on equipment which was partially offset by an increase in field service revenue and the sale of spare parts. Field service revenue accounted for $171,108 or 2% of equipment revenue for the fiscal year ended December 31, 1999 as compared to no revenue for the fiscal year ended
December 31, 1998. Sales of spare parts accounted for $1,057,514 or 11% of equipment revenue for the fiscal year ended December 31, 1999 as compared to $196,396 or 2% of equipment revenue for the fiscal year ended December 31, 1998.

    TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 1999 was $16,603,022, an increase of $1,136,953 or 7% from $15,466,069 for the fiscal year ended December 31, 1998. The increase is due to increases in product sales and contract and other revenue which were partially offset by a decrease in equipment revenue.

    COST OF PRODUCT SALES. Cost of product sales for the fiscal year ended December 31, 1999 was $4,643,421, as compared to $4,581,140 for the fiscal year ended December 31, 1998, an increase of $62,281 or 1%. The increase in cost of product sales primarily resulted from an increase in the volume of wafers sold which was offset by a decrease in depreciation. The gross margin from product sales for the fiscal year ended December 31, 1999 was 12%, as compared with a negative gross margin of 45% for the fiscal year ended December 31, 1998.

    COST OF CONTRACT AND OTHER REVENUE. The cost of contract and other revenue for the fiscal year ended December 31, 1999 was $443,078, as compared to $976,082 for the fiscal year ended December 31, 1998, a decrease of $533,004 or 55%. The decrease is a result of a decrease in costs associated with contract and other revenue. Cost of contract and other revenue consists of labor and materials expended in performing contract services. There are no costs associated with the license revenue recognized.

    COST OF EQUIPMENT REVENUE. The cost of equipment revenue for the fiscal year ended December 31, 1999 was $7,242,126, as compared to $7,346,592 for the fiscal year ended December 31, 1998, a decrease of $104,466 or 1%. The cost of equipment revenue represents all costs related to the equipment revenue that was recognized in 1999 on a percentage-of-completion basis for two Ibis 1000 implanters, the cost of spare parts and the cost to provide field service.

    TOTAL COST OF REVENUE. Total cost of revenue for the fiscal year ended December 31, 1999 was $12,328,625, as compared to $12,903,814 for the fiscal year ended December 31, 1998, a decrease of $575,189 or 5%. This decrease is due to decreases in the cost of equipment revenue and contract and other revenue, which were partially offset by an increase in cost of product sales.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1999 were $1,787,821 (11% of total revenue) as compared to $1,823,001 (12% of total revenue) for the fiscal year ended December 31, 1998, a decrease of $35,180 or 2%. This is primarily a result of a decrease in professional service fees.

    MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 1999 were $1,015,843 (6% of total revenue) as compared to $470,288 (3% of total revenue) for the fiscal year ended
December 31, 1998, an increase of $545,555 or 116%. The increase in marketing and sales expenses is primarily a result of an increase in the number of customer support personnel.

    RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $197,723 or 10% to $1,774,011 (11% of total revenue) for the fiscal year ended December 31, 1999 from $1,971,734 (13% of total revenue) for the fiscal year ended December 31, 1998. This decrease is primarily due to decreases in material expenses. Last year the Company introduced a new wafer product line, Advantox-Registered Trademark- which resulted in increased material expenses for the year.

    LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1999 was $303,278, as compared to a loss from operations of $1,702,768 for the fiscal year ended December 31, 1998.

The decrease in the loss from operations of $1,399,490 or 82% is a result of increases in product sales and contract and other revenue which were partially offset by a decrease in equipment revenue and an increase in operating expenses.

    OTHER INCOME (EXPENSE). Total other income for the fiscal year ended December 31, 1999 was $1,140,663 as compared to $538,064 for the fiscal year ended December 31, 1998. The increase in total other income of $602,599 or 112% is primarily attributable to increased interest income earned primarily on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

    INCOME (LOSS) BEFORE INCOME TAXES. The income before income taxes was $837,385 for the fiscal year ended December 31, 1999, as compared to a loss of $1,164,704 for the fiscal year ended December 31, 1998. The decrease in the loss before income taxes of $2,002,089 or 172% is a result of increases in product sales, contract and other revenue and other income which were partially offset by a decrease in equipment revenue and an increase in operating expenses.

    As of December 31, 1999, the Company had net operating loss and general business credit carryforwards of approximately $20,390,000 and $507,000, respectively, for tax purposes expiring through 2019. As a result of the public stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a change of ownership within the meaning of Sec. 382(g) of the Internal Revenue Code occurred. As a result of this ownership change, the net operating loss carryforward utilization is limited to approximately $1,500,000 per year, which limitation, if not utilized, can be carried forward to future years.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1997

    PRODUCT SALES. Product sales decreased to $3,148,783 for the fiscal year ended December 31, 1998, a decrease of $240,345 or 7% from $3,389,128 for the fiscal year ended December 31, 1997. The decrease in product sales is attributable to decreased wafer sales by Ibis in the United States and Europe. Sales by Ibis in Japan increased overall during this twelve-month period.

    CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the fiscal year ended December 31, 1998 to $1,087,434 from $2,831,004 for the fiscal year ended December 31, 1997, a decrease of $1,743,570 or 62%. This decrease is attributable to revenues derived from a contract for consulting services for Orion, as well as a decrease in government contract revenue over the same period in 1997. Revenue from the Orion contract and government contracts amounted to approximately $161,000, and $775,000, respectively, during 1998 as compared to approximately $1,749,000 and $952,000 respectively, during 1997.

    EQUIPMENT REVENUE. Equipment revenue of $11,229,852 in 1998 represents the recognition on a percentage-of-completion basis for the sales of the Ibis 1000 implanters and the sale of spare parts which amounted to $11,033,456 and $196,396, respectively. There were no equipment sales in 1997 and sales of spare parts totaled $453,691 during this period.

    TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 1998 was $15,466,069, an increase of $8,792,246 or 132% from total revenue of $6,673,823 for the fiscal year ended December 31, 1997. The increase is due to the recognition of equipment revenue of $11,229,852 in 1998 which accounted for 73% of total revenue in 1998. This increase was partially offset by decreased product sales and contract and other revenue.

    COST OF PRODUCT SALES. Cost of product sales for the fiscal year ended December 31, 1998 was $4,581,140, as compared to $4,826,794 for the fiscal year ended December 31, 1997, a decrease of $245,654 or 5%. The decrease in cost of product sales primarily resulted from a decrease in depreciation expense and inventory write-offs. During 1998, the Company changed depreciable lives for some of its equipment from five years to eight years due to new information becoming available. As a result, depreciation for the year was reduced by approximately $319,000. During 1997 the Company wrote off approximately $300,000 in obsolete inventory which did not meet the Company's quality standards based on the Ibis 1000 implanter capability. The negative gross margin from product sales for the fiscal year ended December 31, 1998 was 45%, as compared with a negative gross margin of 42% for the fiscal year ended December 31, 1997.

    COST OF CONTRACT AND OTHER REVENUE. The cost of contract and other revenue for the fiscal year ended December 31, 1998 was $976,082, as compared to $2,142,937 for the fiscal year ended December 31, 1997, a decrease of $1,166,855 or 54%. The decrease is a result of a decrease in costs associated with contract and other revenue. Cost of contract and other revenue consist of labor and materials expended in performing contract services.

    COST OF EQUIPMENT REVENUE. The cost of equipment revenue of $7,346,592 represents costs related to the equipment revenue that was recognized in 1998 on a percentage-of-completion basis for three Ibis 1000 implanters and the cost of spare parts. This compares to $311,447 for the fiscal year ended December 31, 1997, an increase of $7,035,145. There was no equipment revenue in 1997.

    TOTAL COST OF REVENUE. Total cost of revenue for the fiscal year ended December 31, 1998 was $12,903,814, as compared to $7,281,178 for the fiscal year ended December 31, 1997 an increase of $5,622,636 or 77%. This increase is due to the cost of equipment revenue which was partially offset by decreases in cost of product sales and contract and other revenue.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1998 were $1,823,001 (12% of total revenue) as compared to $1,723,852 (26% of total revenue) for the fiscal year ended December 31, 1997, an increase of $99,149 or 6%. This is a result of increases in professional service fees.

    MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 1998 were $470,288 (3% of total revenue) as compared to $466,269 (7% of total revenue) for the fiscal year ended
December 31, 1997, an increase of $4,019 or 1%. The increase in marketing and sales expenses is primarily a result of an increase in payroll and payroll related expenses.

    RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $537,191 or 37% to $1,971,734 (13% of total revenue) for the fiscal year ended December 31, 1998 from $1,434,543 (21% of total revenue) for the fiscal year ended December 31, 1997. This increase is primarily due to increases in payroll and materials. In the prior twelve month period, a greater percentage of personnel was devoted to funded projects, including the Orion contract such that payroll related expenses for these personnel were included in the cost of contract and other revenue.

    LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1998 was $1,702,768, as compared to a loss from operations of $4,232,019 for the fiscal year ended December 31, 1997. The decrease in the loss from operations of $2,529,251 is a result of the recognition of equipment revenue which was partially offset by decreases in product sales and contract and other revenue along with the increase in operating expenses.

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

IMPACT OF THE YEAR 2000 ISSUE

    THE YEAR 2000 ISSUE

    The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 98 for 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which was using only two digits to represent the year could have recognized a date using 00 as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

    COSTS ASSOCIATED WITH THE YEAR 2000 ISSUE

    The costs incurred by Ibis to conduct the review of our internal information systems and to identify the impact of the Year 2000 issue on our major suppliers and customers were immaterial. The costs to implement our common software system were not considered Year 2000 costs as they were included in our software integration plan and were not accelerated due to Year 2000 issues. The costs to perform upgrades to correct the Year 2000 Issues that we identified were approximately $30,000.

    The Year 2000 Issue did not have a material effect on Ibis' internal information systems. We cannot be sure, however, that we will not in the future identify non-compliant systems or other problems related to the Year 2000 issue which may have a material adverse effect on our future operating results or financial condition. In addition, we cannot be sure that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on Ibis.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, Ibis had cash and cash equivalents of $36,361,621, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 public sale of 1,000,000 shares of Common Stock. During the fiscal year ended December 31, 1999, Ibis used $1,700,668 in cash from operating activities as compared to cash generated from operations in the amount of $500,367 for the same period in 1998. Depreciation and amortization expense for the fiscal years ended December 31, 1999 and 1998 was $1,310,896 and $1,671,413, respectively. This accounted for 8% and 11% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal uses of cash during the fiscal year ended December 31, 1999 were to fund Ibis' operations and additions to property and equipment which totaled approximately $1.2 million. As of December 31, 1999, we had invested $16,120,613 in property and equipment. At December 31, 1999, Ibis had commitments to purchase approximately $4,825,749 in material or subassemblies to be used for manufacturing Ibis 1000 implanters and approximately $1,683,000 in capital equipment purchases.

    On August 6, 1999, Ibis completed the public offering of 1,000,000 shares of common stock in an offering underwritten by SoundView Technology Group. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $25 million and Ibis intends to use the proceeds to fund research and development, capital expenditures, working capital and for other general corporate purposes.

    We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs. Our existing cash resources together with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next eighteen months. Management of Ibis currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters (in addition to our oxygen implanters currently on-line), the purchase of support equipment, the expansion of Ibis' facilities and the design and development of the next generation oxygen implanter, the Ibis 2000. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

EFFECTS OF INFLATION

    Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. The Company is currently evaluating the effect
SFAS 133 will have on the results of its operations and its financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company has complied with the provisions of SAB No. 101.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The exposure of market risk associated with risk-sensitive instruments is not material to Ibis, as we do not transact our sales denominated in other than United States dollars, invest primarily in short-term commercial paper, hold our investments until maturity and have not entered into hedging transactions.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          IBIS TECHNOLOGY CORPORATION
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                               NUMBER
                                                              --------
Financial Statements:

  Independent Auditors' Report..............................     21
  Balance Sheets as of December 31, 1998 and 1999...........     22
  Statements of Operations for the Years Ended December 31,
    1997, 1998 and 1999.....................................     23
  Statements of Stockholders' Equity for the Years Ended
    December 31, 1997, 1998 and 1999........................     24
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1998 and 1999.....................................     25
  Notes to Financial Statements.............................     26

Schedule:

  Schedule II--Valuation and Qualifying Accounts............    S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ibis Technology Corporation:

    We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Boston, Massachusetts
February 4, 2000

                          IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                                                                  1998           1999
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 12,819,366   $ 36,361,621
  Accounts receivable, trade, net (notes 4 and 14)..........       403,811      3,585,824
  Unbilled revenue..........................................     2,448,327      1,469,215
  Inventories (note 5)......................................     3,121,084      6,876,002
  Prepaid expenses and other current assets.................       294,230        333,742
                                                              ------------   ------------
      Total current assets..................................    19,086,818     48,626,404
                                                              ------------   ------------
Property and equipment (notes 3, 6 and 7)...................    14,948,862     14,346,200
  Less: Accumulated depreciation and amortization...........    (9,872,843)    (9,370,156)
                                                              ------------   ------------
      Net property and equipment............................     5,076,019      4,976,044
Patents and other assets, net (note 7)......................       144,481        125,056
                                                              ------------   ------------
      Total assets..........................................  $ 24,307,318   $ 53,727,504
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Capital lease obligation, current (note 7)................  $    507,258   $      9,557
  Accounts payable..........................................       411,065      1,624,451
  Accrued liabilities (note 8)..............................     1,199,220      2,148,755
  Deferred revenue, current portion (note 9)................       137,500      1,534,369
                                                              ------------   ------------
      Total current liabilities.............................     2,255,043      5,317,132
Capital lease obligation, noncurrent (note 7)...............        39,630         30,073
Deferred revenue (note 9)...................................     1,403,702             --
                                                              ------------   ------------
      Total liabilities.....................................     3,698,375      5,347,205
                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 14)

STOCKHOLDERS' EQUITY (NOTES 12 AND 13):
  Undesignated preferred stock, $.01 par value.
    Authorized 2,000,000 shares; none issued................            --             --
  Common stock, $.008 par value.
    Authorized 20,000,000 shares; issued 6,858,556 shares
      and 8,172,800 shares in 1998 and 1999, respectively...        54,868         65,382
  Additional paid-in capital................................    36,610,064     63,543,777
  Accumulated deficit.......................................   (16,055,989)   (15,228,860)
                                                              ------------   ------------
      Total stockholders' equity............................    20,608,943     48,380,299
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $ 24,307,318   $ 53,727,504
                                                              ============   ============

                See accompanying notes to financial statements.

                          IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                            1997          1998          1999
                                                         -----------   -----------   -----------
Product sales..........................................  $ 3,389,128   $ 3,148,783   $ 5,282,165
Contract and other revenue.............................    2,831,004     1,087,434     1,257,235
Equipment revenue......................................      453,691    11,229,852    10,063,622
                                                         -----------   -----------   -----------
    Total sales and revenue (note 14)..................    6,673,823    15,466,069    16,603,022
                                                         -----------   -----------   -----------

Cost of product sales..................................    4,826,794     4,581,140     4,643,421
Cost of contract and other revenue.....................    2,142,937       976,082       443,078
Cost of equipment revenue..............................      311,447     7,346,592     7,242,126
                                                         -----------   -----------   -----------
    Total cost of sales and revenue....................    7,281,178    12,903,814    12,328,625
                                                         -----------   -----------   -----------

    Gross profit (loss)................................     (607,355)    2,562,255     4,274,397
                                                         -----------   -----------   -----------

Operating expenses:
  General and administrative...........................    1,723,852     1,823,001     1,787,821
  Marketing and selling................................      466,269       470,288     1,015,843
  Research and development.............................    1,434,543     1,971,734     1,774,011
                                                         -----------   -----------   -----------
    Total operating expenses...........................    3,624,664     4,265,023     4,577,675
                                                         -----------   -----------   -----------

    Loss from operations...............................   (4,232,019)   (1,702,768)     (303,278)
                                                         -----------   -----------   -----------

Other income (expense):
  Interest income......................................      471,590       652,305     1,154,598
  Interest expense.....................................     (176,027)     (114,241)      (43,280)
  Other................................................          256            --        29,345
                                                         -----------   -----------   -----------
    Total other income.................................      295,819       538,064     1,140,663
                                                         -----------   -----------   -----------

    Income (loss) before income taxes..................   (3,936,200)   (1,164,704)      837,385

Income tax expense (note 11)...........................        1,256         1,256        10,256
                                                         -----------   -----------   -----------

    Net income (loss)..................................  $(3,937,456)  $(1,165,960)  $   827,129
                                                         ===========   ===========   ===========

Net income (loss) per common share:
Basic..................................................  $     (0.69)  $     (0.17)  $      0.11
                                                         ===========   ===========   ===========
Diluted................................................  $     (0.69)  $     (0.17)  $      0.11
                                                         ===========   ===========   ===========

Weighted average number of common shares Outstanding:
Basic..................................................    5,709,931     6,759,870     7,403,803
                                                         ===========   ===========   ===========
Diluted................................................    5,709,931     6,759,870     7,818,151
                                                         ===========   ===========   ===========

                See accompanying notes to financial statements.

                          IBIS TECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                            ADDITIONAL                        NOTES            TOTAL
                                  COMMON      PAID-IN     ACCUMULATED    RECEIVABLE FROM   STOCKHOLDERS'
                                  STOCK       CAPITAL       DEFICIT       STOCKHOLDERS        EQUITY
                                 --------   -----------   ------------   ---------------   -------------
BALANCES AT DECEMBER 31,
  1996.........................  $41,457    $25,292,217   $(10,952,573)     $(17,150)       $14,363,951

  Exercise of underwriter
    Redeemable warrants........       --          1,080             --            --              1,080
  Exercise of underwriter non-
    Redeemable warrants........       38         37,781             --            --             37,819
  Exercise of redeemable public
    warrants...................   10,614     10,057,238             --            --         10,067,852
  Surrender of warrants........       --        (48,300)            --            --            (48,300)
  Exercise of stock options....      921        237,600             --            --            238,521
  Compensation expense related
    to Acceleration of stock
    option vesting.............       --         16,383             --            --             16,383
  Repayment of stockholder
    notes Receivable...........       --             --             --        17,150             17,150
  Net loss.....................       --             --     (3,937,456)           --         (3,937,456)
                                 -------    -----------   ------------      --------        -----------

BALANCES AT DECEMBER 31,
  1997.........................   53,030     35,593,999    (14,890,029)           --         20,757,000

  Exercise of stock options....    1,334      1,002,691             --            --          1,004,025
  Exercise of warrants.........      504         13,374             --            --             13,878
  Net loss.....................       --             --     (1,165,960)           --         (1,165,960)
                                 -------    -----------   ------------      --------        -----------

BALANCES AT DECEMBER 31,
  1998.........................   54,868     36,610,064    (16,055,989)           --         20,608,943

Exercise of stock options......    2,386      1,401,877             --            --          1,404,263
Exercise of warrants...........      128          1,837             --            --              1,965
Common stock issued, net of
  issuance costs...............    8,000     25,529,999             --            --         25,537,999
Net income.....................       --             --        827,129            --            827,129
                                 -------    -----------   ------------      --------        -----------

BALANCES AT DECEMBER 31,
  1999.........................  $65,382    $63,543,777   $(15,228,860)     $     --        $48,380,299
                                 =======    ===========   ============      ========        ===========

                See accompanying notes to financial statements.

                          IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                           1997          1998          1999
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................  $(3,937,456)  $(1,165,960)  $   827,129
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.....................    2,063,018     1,671,413     1,310,896
    Loss on sale of equipment.........................           --            --         2,550
    Changes in operating assets and liabilities:
      Accounts receivable, trade......................     (144,219)      374,548    (3,182,013)
      Unbilled revenue................................     (152,630)   (2,217,837)      979,112
      Inventories.....................................   (1,285,779)    1,758,003    (3,754,918)
      Prepaid expenses and other current assets.......      (79,251)      116,729       (39,512)
      Accounts payable................................     (264,456)     (280,260)    1,213,386
      Accrued liabilities and deferred revenue........      (95,538)      243,731       942,702
                                                        -----------   -----------   -----------
        Net cash provided by (used in) operating
          activities..................................   (3,896,311)      500,367    (1,700,668)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net............   (1,770,746)   (1,645,607)   (1,171,192)
  Other assets........................................      102,556        63,216       (22,854)
                                                        -----------   -----------   -----------
        Net cash used in investing activities.........   (1,668,190)   (1,582,391)   (1,194,046)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations...............     (657,197)     (426,336)     (507,258)
  Proceeds from sales of common stock, net of issuance
    costs.............................................           --            --    25,537,999
  Exercise of stock options and exercise of
    warrants..........................................      293,803     1,017,903     1,406,228
  Proceeds from stockholders' notes receivable........       17,150            --            --
  Proceeds from warrant redemption, net of redemption
    costs.............................................   10,019,552            --            --
                                                        -----------   -----------   -----------
        Net cash provided by financing activities.....    9,673,308       591,567    26,436,969
                                                        -----------   -----------   -----------
        Net increase (decrease) in cash and cash
          equivalents.................................    4,108,807      (490,457)   23,542,255
Cash and cash equivalents, beginning of year..........    9,201,016    13,309,823    12,819,366
                                                        -----------   -----------   -----------
Cash and cash equivalents, end of year................  $13,309,823   $12,819,366   $36,361,621
                                                        ===========   ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest..............  $   199,563   $   364,241   $    43,280
                                                        ===========   ===========   ===========
Supplemental disclosures of noncash investing and
  financing activities:
  Capital lease obligations incurred..................  $        --   $    66,447   $        --
                                                        ===========   ===========   ===========
  Acceleration of stock options.......................  $    16,383   $        --   $        --
                                                        ===========   ===========   ===========

                See accompanying notes to financial statements.

                          IBIS TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

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

    (c)  PROPERTY AND EQUIPMENT AND IMPAIRMENT OF LONG-LIVED ASSETS

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

    (d)  PATENTS AND OTHER ASSETS

    Other assets consist principally of accrued interest receivable, deposits and prepaid royalties. Patents and prepaid royalties are amortized over five years using the straight-line method; deferred financing costs are being amortized over the period of loan or lease commitment.

    (e)  REVENUE RECOGNITION

    Product sales are recognized upon shipment. Revenue derived from services is recognized upon performance. Contract and equipment revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which include shipment of the product, achievement of milestones or completion of the contract.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company has complied with the provisions of SAB No. 101.

                          IBIS TECHNOLOGY CORPORATION

                           DECEMBER 31, 1998 AND 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Government contracts are performed under negotiated overhead rates and are subject to audit and retroactive adjustments of amounts paid to the Company.

    (f)  RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred. Research and development costs funded by contracts are included as a component of contract revenue.

    (g)  NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for 1997 and 1998, common stock equivalents of 305,605 and 246,537 for the years ended December 31, 1997, and 1998, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for 1997 and 1998.

    The reconciliation of the denominators of the basic and diluted net income
(loss) per common share for the Company's net income (loss) is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1997          1998          1999
                                                          -----------   -----------   ----------
Basic net income (loss).................................  $(3,937,456)  $(1,165,960)  $  827,129
                                                          ===========   ===========   ==========
Weighted average common shares outstanding-basic........    5,709,931     6,759,870    7,403,803
Net additional common shares upon assumed exercise of
  stock options and warrants............................           --            --      414,348
                                                          -----------   -----------   ----------
Weighted average commons shares outstanding-diluted.....    5,709,931     6,759,870    7,818,151
                                                          ===========   ===========   ==========
Net income (loss) per common share
  Basic.................................................  $     (0.69)  $     (0.17)  $     0.11
                                                          ===========   ===========   ==========
  Diluted...............................................  $     (0.69)  $     (0.17)  $     0.11
                                                          ===========   ===========   ==========

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

    (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS

                          IBIS TECHNOLOGY CORPORATION

                           DECEMBER 31, 1998 AND 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying amount of these financial instruments approximates fair value.

    (k)  RECLASSIFICATION

    Certain reclassifications were made to the 1997 and 1998 financial statements to conform to the 1999 presentation (see note 15).

    (l)  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. The Company is currently evaluating the effect
SFAS 133 will have on the results of its operations and its financial position.

(3) CHANGE IN ESTIMATE

    During the third quarter of 1998 the Company changed depreciable lives for some of its equipment from five years to eight years due to new information becoming available. As a result, depreciation was reduced by approximately $319,000 in 1998.

(4) ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following at December 31:

                                                          1998         1999
                                                       ----------   ----------
Accounts receivable, trade...........................  $  468,811   $3,650,824
Less: Allowance for doubtful accounts................     (65,000)     (65,000)
                                                       ----------   ----------
                                                       $  403,811   $3,585,824
                                                       ==========   ==========

                          IBIS TECHNOLOGY CORPORATION

                           DECEMBER 31, 1998 AND 1999

(5) INVENTORIES

    Inventories consist of the following at December 31:

                                                          1998         1999
                                                       ----------   ----------
Raw materials........................................  $  197,734   $  129,786
Work in process......................................      76,343       46,639
Finished goods.......................................     191,762       28,685
                                                       ----------   ----------
  Subtotal wafer inventory...........................     465,839      205,110
Equipment inventory..................................   2,655,245    6,670,892
                                                       ----------   ----------
  Total inventories..................................  $3,121,084   $6,876,002
                                                       ==========   ==========

(6) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                        1998          1999
                                                     -----------   -----------
Machinery and equipment............................  $13,595,208   $12,373,162
Furniture and fixtures.............................      316,619       357,416
Leasehold improvements.............................      768,790     1,534,637
Construction in progress...........................      268,245        80,985
                                                     -----------   -----------
                                                     $14,948,862   $14,346,200
                                                     ===========   ===========

    In 1999, machinery and equipment decreased because the Company wrote-off equipment that was disposed of during the year.

    Fixed assets subject to capital leases at December 31, 1998 and 1999 was $2,106,447. Accumulated depreciation for fixed assets subject to capital leases was $1,559,559 and $2,066,818 in 1998 and 1999, respectively.

    Construction in progress at December 31, 1999 includes the cost for expansion of a Class 10 cleanroom. At December 31, 1998 construction in progress included the cost to expand into an additional 9,000 square feet of space which the Company began leasing in July 1998.

    At December 31, 1999, the Company had commitments to purchase approximately $4,826,000 in material or subassemblies to be used in normal operations and approximately $1,683,000 in capital equipment purchase commitments.

(7) LEASE COMMITMENTS

    In November 1995, the Company sold an Ibis 1000 production implanter for $2,040,000 and leased it back under a capital lease. A security reserve paid by the Company in the amount of $250,000 was applied to the principal portion of the lease obligation. Warrants to purchase 35,478 shares of common stock at $5.75 per share were issued in connection with this lease. The warrants, which were valued at $106,434 at the time of issuance, have been recorded in other assets as deferred financing costs and are being

                          IBIS TECHNOLOGY CORPORATION

                           DECEMBER 31, 1998 AND 1999

(7) LEASE COMMITMENTS (CONTINUED)
amortized over 48 months, the initial term of the lease. This capital lease terminated in 1999 with the Company exercising the lease buyout option and purchasing the implanter for approximately $241,000.

    In January 1997, the Company entered into a noncancelable operating lease for its office and manufacturing facility expiring in 2003 with a five-year renewal option. The Company also leases certain equipment under noncancelable operating leases expiring through 2002, as well as equipment used in operations under noncancelable capital leases expiring through 2003. Future minimum lease payments under noncancelable leases at December 31, 1999, are as follows:

                                                         CAPITAL    OPERATING
                                                          LEASES      LEASES
                                                         --------   ----------
Year ending:
  2000.................................................  $13,284    $  371,650
  2001.................................................   13,284       341,134
  2002.................................................   13,284       333,780
  2003.................................................    7,749       331,680
                                                         -------    ----------
    Total minimum lease payments.......................   47,601    $1,378,244
                                                                    ==========
Less amount representing interest......................   (7,971)
Less current maturities................................   (9,557)
                                                         =======
Capital lease obligations, less current maturities.....  $30,073
                                                         =======

    Interest was calculated using an imputed interest rate of 14%.

    Rent expense was approximately $255,000, $302,000 and $332,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(8) ACCRUED LIABILITIES

    Current accrued liabilities were as follows at December 31:

                                                          1999         1998
                                                       ----------   ----------
Billings in excess of costs on contracts.............  $  321,411   $  347,919
Accrued vacation.....................................     131,723      197,819
Accrued warranty.....................................     354,546      751,260
Accrued payroll......................................     171,912      487,228
Accrued expenses.....................................     219,628      364,529
                                                       ----------   ----------
  Total..............................................  $1,199,220   $2,148,755
                                                       ==========   ==========

(9) DEFERRED REVENUE

    During September 1995, the Company entered into a strategic business development agreement with a customer whereby the customer advanced to the Company the required funding to build an Ibis 1000 implanter, whose SIMOX-SOI wafer manufacturing capacity would be dedicated to serving this customer's production requirements over a multi-year period, with wafer prices being reduced to repay this funding.

                          IBIS TECHNOLOGY CORPORATION

                           DECEMBER 31, 1998 AND 1999

(9) DEFERRED REVENUE (CONTINUED)
Revenue is being recognized as wafers are shipped and discounts are earned by the customer. Amounts billed for which revenue has not been earned are included in deferred revenue.

(10) LICENSE AGREEMENTS

    The Company obtained an exclusive sublicense to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter in the field of oxygen implantation. The beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the technology for certain applications. The Company received $75,000, $72,000 and $181,522 in 1997, 1998 and 1999, respectively, for non-refundable option fees or royalty fees in accordance with non-exclusive sublicense agreements.

    During 1999, Ibis completed an agreement to license its standard and Advantox-Registered Trademark- SIMOX-SOI wafer fabrication process. The agreement consists of an initial royalty fee and future royalties based on a percentage of SIMOX-SOI wafer sales. In 1999, the Company recognized royalty fee income of $630,000 from this agreement.

(11) INCOME TAXES

    Income tax expense consists of state income taxes for each year and federal alternative minimum taxes for 1999. No federal tax benefit was recorded in 1997, 1998 or 1999 due to the existence of unused net operating loss carryforwards.

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

                                                        1998          1999
                                                     -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards.................  $ 7,017,000   $ 7,418,000
  Accruals not currently deductible for tax
    purposes.......................................       71,000       100,000
  General business tax credit carryforwards........      420,000       507,000
  Other............................................      404,000       496,000
  Less: Valuation allowance........................   (7,781,000)   (8,440,000)
                                                     -----------   -----------
    Net deferred tax assets........................      131,000        81,000
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation....................     (131,000)      (81,000)
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

    As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company's deferred tax assets. The amount recorded as net deferred tax assets as of December 31, 1998 and 1999 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The net change in the total valuation allowance was an increase of $319,000 and $659,000 for the years ended December 31, 1998 and 1999, respectively.

                          IBIS TECHNOLOGY CORPORATION

(11) INCOME TAXES (CONTINUED)

    The Company had federal net operating loss and general business credit carryovers of approximately $20,390,000 and $507,000, respectively, at December 31, 1999, that may be used to offset future taxable income, if any, through 2019. Deferred tax assets and related valuation allowance of $1,458,000 related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. Net operating loss carryforwards and other tax attributes may be limited in the event of certain changes in ownership interests.

(12) CAPITALIZATION

    The Company has 20,000,000 shares of common stock and 2,000,000 shares of preferred stock ("Undesignated Preferred Stock") authorized. At December 31, 1999, 2,500, 228,309, 715,810 and 39,655 common shares were reserved for issuance upon exercise of options outstanding or available for grant under the Company's 1988 Stock Option Plan, the 1993 Employee, Director and Consultant Stock Option Plan and 1997 Employee, Director and Consultant Stock Option Plan and for exercises of warrants, respectively.

    On August 6, 1999, the Company completed on a public offering of 1,000,000 shares of common stock in an offering underwritten by SoundView Technology Group. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $25,538,000 after deducting approximately $1,462,000 for underwriting discounts, commissions and other associated expenses.

(13) STOCK OPTIONS AND WARRANTS

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

    In October 1997, the Board of Directors approved the adoption of the Company's 1997 Employee, Director and Consultant Stock Option Plan which provides for the issuance of options to purchase up to 750,000 shares of common stock of the Company to employees, consultants and non-employee directors. The stockholders approved the Plan at the May 1998 Annual Stockholders Meeting.

                          IBIS TECHNOLOGY CORPORATION

(13) STOCK OPTIONS AND WARRANTS (CONTINUED)
    A summary of stock option activity under the plans is as follows:

                                                      NUMBER    WEIGHTED AVERAGE
                                                        OF       EXERCISE PRICE
                                                      SHARES       OF SHARES
                                                     --------   ----------------
Options outstanding at December 31, 1996...........   666,042        $ 5.76

  Granted..........................................   290,750          7.84
  Exercised........................................  (133,266)         3.38
  Cancelled........................................   (40,997)         5.14
                                                     --------        ------

Options outstanding at December 31, 1997...........   782,529          6.84

  Granted..........................................   306,950          8.72
  Exercised........................................  (190,247)         6.42
  Cancelled........................................  (115,109)         6.46
                                                     --------        ------

Options outstanding at December 31, 1998...........   784,123          7.73

  Granted..........................................   225,750         17.50
  Exercised........................................  (323,602)         6.71
  Cancelled........................................   (32,404)         7.13
                                                     --------        ------

Options outstanding at December 31, 1999...........   653,867        $11.64
                                                     ========        ======

Options exercisable at December 31, 1999...........   201,126        $ 8.43
                                                     ========        ======

    The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        ----------------------------------------   ----------------------
                                        WEIGHTED      WEIGHTED
                                        AVERAGE        AVERAGE                   WEIGHTED
                                       REMAINING     OUTSTANDING                 AVERAGE
      RANGE OF            NUMBER      CONTRACTUAL      OPTION        NUMBER      EXERCISE
   EXERCISE PRICES      OUTSTANDING   LIFE (YEARS)      PRICE      EXERCISABLE    PRICE
---------------------   -----------   ------------   -----------   -----------   --------
 $ .08- 6.00               36,587         6.9           $ 5.35        18,250      $4.70
 $6.01- 7.50               38,438         6.2           $ 6.80        38,438      $6.80
 $7.51-49.63              578,842         8.5           $12.35       144,438      $9.34
                          -------                                    -------
                          653,867                                    201,126
                          =======                                    =======

    The Company accounts for its stock option plan in accordance with APB
No. 25 and related interpretations. Had compensation costs for the stock option plans been determined based on the fair value at the grant dates for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123,

                          IBIS TECHNOLOGY CORPORATION

(13) STOCK OPTIONS AND WARRANTS (CONTINUED) the Company's net income (loss) and net income (loss) per common share would have been increased or decreased to the following pro forma amounts at December 31:

                                                              1997          1998         1999
                                                           -----------   -----------   ---------
Net income (loss)...........................  As reported  $(3,937,456)  $(1,165,960)  $ 827,129
                                              Pro forma    $(5,228,007)  $(2,684,413)  $(726,423)

Net income (loss) per share.................  As reported  $     (0.69)  $     (0.17)  $    0.11
                                              Pro forma    $     (0.92)  $     (0.40)  $   (0.09)

    The per share weighted-average fair value of each option granted during 1997, 1998 and 1999 was $5.07, $5.78 and $9.95, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1997--expected volatility of 98.55%, risk-free interest rate of 5.50%, and an expected life of 3 years; 1998--expected volatility of 98.55%, risk-free interest rate of 5.50%, and an expected life of 3 years; 1999--expected volatility of 79.47%, risk-free interest rate of 5.50%, and an expected life of 3 years. The expected dividend yield rate for 1997, 1998 and 1999 is zero.

    Pro forma net loss reflects only options granted in 1995 through 1999. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

    (b)  WARRANTS

    During 1999, 14,077 Underwriters Non-Redeemable Warrants were exercised. Since some of these Warrants were exercised on a cashless basis, 8,201 shares of Common Stock were issued. At December 31, 1999, there were no Underwriter Non-Redeemable Warrants outstanding.

    During 1999, 9,375 Warrants were exercised. Since these Warrants were exercised on a cashless basis, 7,795 shares of Common Stock were issued. At December 31, 1999, there were additional warrants outstanding to purchase 35,478 and 4,177 shares of common stock at $5.75 and $8.40 per share, respectively.

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF BUSINESS RISK

    The Company sells its products to a limited number of semiconductor manufacturers primarily in the United States.

    Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

                           GOVERNMENT                        OTHER                           TOTAL
                      ---------------------   ------------------------------------   ----------------------
                                              SIGNIFICANT
YEAR ENDED              AMOUNT        %        CUSTOMERS      AMOUNT         %         AMOUNT         %
----------            ----------   --------   -----------   -----------   --------   -----------   --------
December 31, 1997...  $1,235,000      18%          2        $ 2,605,000      39%     $ 3,840,000      58%
December 31, 1998...  $1,268,000       8%          2        $12,324,000      80%     $13,592,000      88%
December 31, 1999...  $  608,000       4%          2        $13,438,000      81%     $14,046,000      85%

    Accounts receivable from government sales amounted to approximately $77,000 and $2,000 at December 31, 1998 and 1999, respectively. Accounts receivable from IBM Corporation and Mitsubishi Materials Corporation amounted to $62,000, and $3,473,000 at December 31, 1998 and 1999, respectively.

                          IBIS TECHNOLOGY CORPORATION

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF BUSINESS RISK (CONTINUED) Export sales to unaffiliated customers in 1997, 1998 and 1999 were 13%, 32%
and 17% of total revenues, respectively.

    During 1997, 1998 and 1999, the Company purchased substantially all of its conventional bulk silicon wafers from two suppliers. An interruption in the delivery of these wafers could have a material adverse effect on the Company's results of operations.

(15) INDUSTRY SEGMENTS

    The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the fourth quarter of 1998. SFAS
No. 131 established the standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

    The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment spares and field service revenue are combined and reported as SIMOX equipment. Government contracts, other services and license revenue are combined and reported as other products or services. In previous financial statements spares and field service revenue were included in the Other Products or Services segment. This reclassification was made in the third quarter of 1999 and all prior periods presented reflect this reclassification.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company generally evaluates operating performance based on income or loss before interest and taxes.

                          IBIS TECHNOLOGY CORPORATION

(15) INDUSTRY SEGMENTS (CONTINUED)
    The table below provides information for the years ended December 31, 1997, 1998 and 1999 pertaining to the Company's three industry segments.

                                              SIMOX
                                              WAFER         SIMOX      OTHER PRODUCTS
                                            PRODUCTS      EQUIPMENT     OR SERVICES        TOTAL
                                           -----------   -----------   --------------   -----------
NET REVENUES
Year Ended December 31, 1997.............  $ 3,389,128   $   453,691     $2,831,004     $ 6,673,823
Year Ended December 31, 1998.............    3,148,783    11,229,852      1,087,434      15,466,069
Year Ended December 31, 1999.............    5,282,165    10,063,622      1,257,235      16,603,022

OPERATING INCOME (LOSS)
Year Ended December 31, 1997.............   (2,342,543)     (995,935)       830,311      (2,508,167)
Year Ended December 31, 1998.............   (2,023,241)    1,939,025        204,449         120,233
Year Ended December 31, 1999.............      252,874       417,512        814,157       1,484,543

ASSETS
December 31, 1997........................    6,089,714     4,674,592        502,529      11,266,835
December 31, 1998........................    5,411,282     5,296,619        319,200      11,027,101
December 31, 1999........................    5,145,320    10,912,431        645,291      16,703,042

CAPITAL EXPENDITURES
Year Ended December 31, 1997.............    1,653,540        76,977             --       1,730,517
Year Ended December 31, 1998.............    1,251,522       293,280             --       1,544,802
Year Ended December 31, 1999.............      834,385        38,375             --         872,760

DEPRECIATION AND AMORTIZATION OF PROPERTY
  AND EQUIPMENT
Year Ended December 31, 1997.............    1,782,079       115,044         53,583       1,950,706
Year Ended December 31, 1998.............    1,451,810       106,460         21,036       1,579,306
Year Ended December 31, 1999.............    1,104,052        62,145          5,503       1,171,700

                          IBIS TECHNOLOGY CORPORATION

(15) INDUSTRY SEGMENTS (CONTINUED)
    The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company's totals.

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
SEGMENT RECONCILIATION                                      1997          1998          1999
----------------------                                   -----------   -----------   -----------
Loss Before Income Taxes:
  Total operating income (loss) for reportable
    segments...........................................  $(2,508,167)  $   120,233   $ 1,484,543
  Corporate general & administrative expenses..........   (1,723,852)   (1,823,001)   (1,787,821)
  Net other income.....................................      295,819       538,064     1,140,663
                                                         -----------   -----------   -----------
  Loss before income taxes.............................   (3,936,200)   (1,164,704)      837,385
                                                         ===========   ===========   ===========

Assets:
  Total assets for reportable segments.................   11,266,835    11,027,101    16,703,042
  Cash & cash equivalents not allocated to segments....   13,309,823    12,819,366    36,361,621
  Other unallocated assets.............................      341,582       460,851       662,841
                                                         -----------   -----------   -----------
  Total assets.........................................   24,918,240    24,307,318    53,727,504
                                                         ===========   ===========   ===========

Capital Expenditures:
  Total capital expenditures for reportable segments...    1,730,517     1,544,802       872,760
  Corporate capital expenditures.......................       40,229       100,805       298,432
                                                         -----------   -----------   -----------
  Total capital expenditures...........................    1,770,746     1,645,607     1,171,192
                                                         ===========   ===========   ===========

Depreciation and Amortization:
  Total depreciation & amortization for reportable
    segments...........................................    1,950,706     1,579,306     1,171,700
  Corporate depreciation & amortization................      112,312        92,107       139,196
                                                         -----------   -----------   -----------
  Total depreciation & amortization....................    2,063,018     1,671,413     1,310,896
                                                         ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

    The Response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

ITEM 14(A).

    The following documents are filed as part of this annual report on Form 10-K.

ITEM 14(A)(1) AND (2)

    See "Index to Financial Statements and Financial Statement Schedule" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(A)(3)  EXHIBITS

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------              ------------------------------------------------------------
                 *3.1   -          Restated Articles of Organization of Registrant (Filed as
                                   Exhibit 3.1)

                3.1.1   -          Articles of Amendment to the Restated Articles of
                                   Organization of the Registrant

                 *3.2   -          Restated By-Laws of the Registrant, as amended (Filed as
                                   Exhibit 3.2)

                 *4.1   -          Article 4 of Restated Articles of Organization (Filed as
                                   Exhibit 4.1)

                 *4.2   -          Form of Common Stock Certificate (Filed as Exhibit 4.2)

                 *4.3   -          Form of Redeemable Warrant Certificate (Filed as Exhibit
                                   4.3)

                 *4.4   -          Amended and Restated Shareholders Agreement dated as of
                                   August 17, 1989, as amended, among the Registrant and
                                   certain holders of Common Stock (Filed as Exhibit 4.4)

                *10.1   -          Master Agreement, dated as of August 7, 1992, among the
                                   Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
                                   Exhibit 10.1)

                *10.2   -          Sublicense Agreement, dated December 21, 1993, among the
                                   Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
                                   Exhibit 10.2)

               *+10.3   -          Business Development Agreement, dated as of July 15, 1994, between the Registrant and Mitsubishi Materials Corporation
                                   (Filed as Exhibit 10.3)

                *10.4   -          Lease Agreement, dated December 22, 1987, as amended,
                                   between the Registrant and Thomas J. Flatley d/b/a The
                                   Flatley Company ("Flatley") (Filed as Exhibit 10.4)

                10.4A   -          Fifth Amendment to Lease Agreement, dated February 4, 1997 between the Registrant and Flatley (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
                                   Quarter ended March 31, 1997 and Incorporated herein by
                                   reference).

                *10.5   -          Master Lease Agreement, dated September 14, 1993, between
                                   the Registrant and Comdisco, Inc. ("Comdisco") (Filed as
                                   Exhibit 10.5)

                *10.6   -          Warrant Agreement, dated as of October 26, 1993, as amended, between the Registrant and Comdisco (Filed as Exhibit 10.6)

                *10.7   -          Warrant, dated November 15, 1990, as amended, issued by the
                                   Registrant to Phoenix Venture Incorporated (Filed as Exhibit
                                   10.7)

                *10.8   -          Master Equipment Lease Agreement, dated as of September 22,
                                   1993, as amended, between the Registrant and Financing for
                                   Science International, Inc. ("FSI"), as assigned to General
                                   Electric Capital Corporation as of April 29, 1994 (Filed as
                                   Exhibit 10.8)

                *10.9   -          Warrant, dated October 1, 1993, issued by the Registrant to
                                   FSI (Filed as Exhibit 10.9)

               *10.10   -          Warrant, dated January 2, 1991, as amended, issued by the
                                   Registrant to Venlease Associates (Filed as Exhibit 10.10)

               *10.11   -          Form of Noncompetition, Nondisclosure and Assignment of
                                   Inventions Agreement between the Registrant and each current employee of the Registrant (Filed as Exhibit 10.11)

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------              ------------------------------------------------------------
              +*10.12   -          Employment Agreement, dated December 20, 1993, as amended, between the Registrant and Geoffrey Ryding (Filed as Exhibit
                                   10.12)

              +*10.13   -          Ibis Technology Corporation 1988 Stock Option Plan (Filed as
                                   Exhibit 10.13)

              +*10.14   -          Form of Stock Option Agreement under 1988 Stock Option Plan
                                   (Filed as Exhibit 10.14)

              +*10.15   -          Ibis Technology Corporation 1993 Employee, Director and
                                   Consultant Stock Option Plan as amended (Filed as Exhibit
                                   10.15 to the Company's Quarterly Report on Form 10-Q for the
                                   Quarter Ended September 30, 1996 and Incorporated herein by reference)

              +*10.16   -          Form of Stock Option Agreement under 1993 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.16)

              +*10.17   -          1995/1996 Incentive Compensation Plan of the Registrant
                                   (Filed as Exhibit 10.17)

             *++10.18   -          Capacity Option Agreement, dated September 21, 1995, between
                                   Registrant and Motorola Corporation (Filed as Exhibit 10.18)

               *10.19   -          Letter Agreement, dated March 4, 1994, as amended, between the Registrant and Fleet Bank of Massachusetts, N.A.
                                   ("Fleet") (Filed as Exhibit 10.19)

              *10.19A   -          Amendment to Letter Agreement, dated February 2, 1996,
                                   between the Registrant and Fleet (Filed as Exhibit 10.19A)

               *10.20   -          Master Equipment Lease Agreement, dated November 1, 1995,
                                   between Registrant and FSI (Filed as Exhibit 10.20)

               *10.21   -          Bill of Sale dated November 22, 1995 between the Registrant and FSI (Filed as Exhibit 10.21)

               *10.22   -          Sale and Leaseback Agreement dated as of November 1, 1995
                                   between the Registrant and FSI (Filed as Exhibit 10.22)

               *10.23   -          Reserve Pledge and Security Agreement dated as of November
                                   1, 1995 between FSI and Registrant (Filed as Exhibit 10.23)

               *10.24   -          Warrant issued by Registrant in favor of FSI dated November
                                   22, 1995 for the Purchase of shares of Common Stock of the
                                   Registrant (Filed as Exhibit 10.24)

               *10.25   -          Sales Representative Agreement, dated February 17, 1995,
                                   between the Registrant and Young Woo High Tech (Filed as
                                   Exhibit 10.25)

               *10.26   -          Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as
                                   Exhibit 10.26)

               *10.27   -          License Agreement, dated as of September 1, 1994, between
                                   the Registrant and Nissin Electric Co., Ltd. (Filed as
                                   Exhibit 10.27)

               *10.28   -          Underwriter's Warrant Agreement, dated May 27, 1994, between the Registrant and Josephthal Lyon & Ross Incorporated
                                   ("Josephthal") (Filed as Exhibit 10.28)

               *10.29   -          Underwriting Agreement, dated May 20, 1994, between, the
                                   Registrant and Josephthal (Filed as Exhibit 10.29)

               *10.30   -          Warrant Agreement, dated as of May 20, 1994, between the
                                   Registrant and Continental Stock Transfer & Trust Company
                                   (Filed as Exhibit 10.30)

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------              ------------------------------------------------------------
                10.31   -          Contract, as amended, dated May 25, 1994, between the
                                   Registrant and the Defense Nuclear Agency (Filed as Exhibit
                                   10.31 to the Company's Quarterly Report on Form 10-Q for the
                                   Quarter Ended June 30, 1996 and incorporated herein by
                                   reference).

                10.32   -          Equipment Purchase Master Agreement, dated as of May 22,
                                   1996, between Registrant, and IBM (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No.0-13078)
                                   filed on September 12, 1996 and incorporated herein by
                                   reference).

                10.33   -          Description of Fees Paid to Ted R. Dintersmith, Ph.D. (Filed
                                   as Exhibit 10.33 to the Company's Annual Report on Form 10-K
                                   for the year ended December 31, 1996).

               +10.34   -          Employment Agreement, dated October 23, 1997 between the
                                   Registrant and Martin J. Reid. (Filed as Exhibit 10.34 to
                                   the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

               +10.35   -          Ibis Technology Corporation 1997 Employee, Director and
                                   Consultant Stock Option Plan (Filed as Exhibit 99.1 to the
                                   Company's Form S-8 File No. (333-45247) filed on January 30,
                                   1998 and incorporated herein by reference).

                10.36   -          License Agreement, dated June 27, 1996, between the
                                   Registrant and Orion Equipment, Inc. ("Orion"). (Filed as
                                   Exhibit 10.36 to the Company's Annual Report on Form 10-K
                                   for the year ended December 31, 1997).

                10.37   -          Modification to License Agreement, dated August 28, 1997,
                                   between the Registrant and Orion. (Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

                10.38   -          Consulting Services Agreement, dated as of April 22, 1997, between the Registrant and Orion. (Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended
                                   December 31, 1997).

             +++10.39   -          Purchase Order, dated April 14, 1998, from Mitsubishi
                                   Silicon Corporation (Filed as Exhibit 10.39 to the Company's
                                   Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                                   1998 and incorporated herein by reference).

             +++10.40   -          Task Order dated April 10, 1998, between the Registrant and
                                   International Business Machines Corporation ("IBM") (Filed
                                   as Exhibit 10.40 to the Company's Quarterly Report on Form
                                   10-Q for the Quarter Ended June 30, 1998 and incorporated
                                   herein by reference).

             +++10.41   -          Licensing and Development Agreement, dated June 9, 1998,
                                   between the Registrant and IBM (Filed as Exhibit 10.41 to
                                   the Company's Quarterly Report on Form 10-Q for the Quarter
                                   Ended June 30, 1998 and incorporated herein by reference).

                10.42   -          Sixth Amendment to Lease dated July 16, 1998, amending Lease
                                   Agreement dated December 22, 1987 between the Company and
                                   Thomas J. Flatley d/b/a the Flatley Company (Filed as
                                   Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q
                                   for the Quarter Ended September 30, 1998).

               +10.43   -          Change of Control Agreement, dated September 20, 1999,
                                   between the Registrant and Martin J. Reid

               +10.44   -          Change of Control Agreement, dated September 20, 1999,
                                   between the Registrant and Debra L. Nelson

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------              ------------------------------------------------------------
            ++++10.45   -          License Agreement dated July 1, 1999, between the Registrant and Mitsubishi Materials Silicon Corporation

                   11   -          Statement regarding computation of per share income (loss)

                   23   -          Consent and Report on Financial Statement Schedule of KPMG
                                   LLP

                   27   -          Financial Data Schedule

------------------------

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

+++Confidential treatment previously obtained from the Securities and Exchange
    Commission; filed as Exhibit Numbers 10.39, 10.40 and 10.41 to the Registrant's Quarterly on Form 10-Q for the quarter ended June 30, 1998. The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

++++Confidential treatment requested from the Securities and Exchange
    Commission. The portions of the document for which confidential treatment has been requested are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

+   Management contract or compensatory plan, contract or arrangement.

    Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

    (B)  FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts

ITEM 14(B) REPORTS ON FORM 8-K

    The Company filed with the Commission on October 1, 1999, a Current Report on Form 8-K for the September 29, 1999, event reporting the public dissemination of a press release announcing its planned expansion of its SIMOX wafers production capacity, personnel, and facilities.

    The Company filed with the Commission on October 29, 1999, a Current Report on Form 8-K for the October 27, 1999, event reporting the public dissemination of a press release announcing its financial results for the third quarter and nine months ended September 30, 1999.

    The Company filed with the Commission on November 10, 1999, a Current Report on Form 8-K for the November 8, 1999, event reporting the public dissemination of a press release announcing its plans to develop the next-generation Ibis 2000 implanter.

    The Company filed with the Commission on December 2, 1999, a Current Report on Form 8-K for the November 30, 1999, event reporting the public dissemination of a press release announcing the completion of a licensing agreement with Mitsubishi Materials Silicon Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 24, 2000.

                                                       IBIS TECHNOLOGY CORPORATION

                                                       BY:              /S/ MARTIN J. REID
                                                            -----------------------------------------
                                                                          Martin J. Reid
                                                                            PRESIDENT

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

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
               By: /s/ MARTIN J. REID                  President, Chief Executive
     -------------------------------------------         Officer (principal executive  March 24, 2000
                   Martin J. Reid                        officer) and Director

                                                       Chief Financial Officer,
               By: /s/ DEBRA L. NELSON                   Treasurer, Clerk, (principal
     -------------------------------------------         financial and accounting      March 24, 2000
                   Debra L. Nelson                       officer)

        By: /s/ DIMITRI A. ANTONIADIS, PH.D.           Director
     -------------------------------------------                                       March 24, 2000
            Dimitri A. Antoniadis, Ph.d.

               By: /s/ ROBERT L. GABLE                 Director
     -------------------------------------------                                       March 24, 2000
                   Robert L. Gable

               By: /s/ LESLIE B. LEWIS                 Director
     -------------------------------------------                                       March 24, 2000
                   Leslie B. Lewis

              By: /s/ DONALD MCGUINNESS                Director
     -------------------------------------------                                       March 24, 2000
                  Donald Mcguinness

             By: /s/ LAMBERTO RAFFAELLI                Director
     -------------------------------------------                                       March 24, 2000
                 Lamberto Raffaelli

            By: /s/ PETER H. ROSE, PH.D.               Director
     -------------------------------------------                                       March 24, 2000
                Peter H. Rose, Ph.d.

           By: /s/ GEOFFREY RYDING, PH.D.              Director
     -------------------------------------------                                       March 24, 2000
               Geoffrey Ryding, Ph.d.

                                                                     SCHEDULE II

                          IBIS TECHNOLOGY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                      BALANCE AT                               BALANCE AT
                                                     BEGINNING OF    CHARGED       AMOUNTS       END OF
DESCRIPTION                                             PERIOD      TO EXPENSE   WRITTEN OFF     PERIOD
-----------                                          ------------   ----------   -----------   ----------
Allowance for Doubtful Accounts
December 31, 1997..................................       7,550        33,000           --        40,550
December 31, 1998..................................      40,550        24,450           --        65,000
December 31, 1999..................................      65,000            --           --        65,000

Reserve for Inventory Obsolescence
December 31, 1997..................................     167,000       213,000      302,000        78,000
December 31, 1998..................................      78,000        82,000           --       160,000
December 31, 1999..................................     160,000       517,000      189,000       488,000