Form 10-Q
period 2000-03-31
IBIS TECHNOLOGY CORP
filed 2000-05-11
CIK 855182

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

For the Quarterly Period Ended  March 31, 2000          Commission file number  0-23150
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

                                                   Yes   X           No ___

                     8,295,576 shares of Common Stock, par value $.008, were outstanding on May 9, 2000.

                                                        Total Number of Pages 19
                                                        Exhibit Index at Page 18

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX


PART 1 - FINANCIAL  INFORMATION                                       PAGE
-------------------------------                                      NUMBER
                                                                     ------
  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 1999 and March 31, 2000 .......................    3

    Statements of Operations
        Three Months Ended March 31, 1999 and 2000 .................    4

    Statements of Cash Flows
       Three Months Ended March 31, 1999 and 2000 ..................    5

    Notes to Financial Statements ..................................    6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................   10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk   15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .........................................   16

Item 2 - Changes in Securities .....................................   16

Item 3 - Defaults upon Senior Securities ...........................   16

Item 4 - Submission of Matters to a Vote of Security Holders .......   16

Item 5 - Other Information .........................................   16

Item 6 - Exhibits and Reports on Form 8-K ..........................   16

Signatures .........................................................   17

Exhibit Index ......................................................   18


                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS


                                                                                                                    (UNAUDITED)
                                                                                                    DECEMBER 31,     MARCH 31,
                                                                                                       1999           2000
                                                                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................................   $ 36,361,621    $ 32,072,987
   Accounts receivable, trade, net .............................................................      3,585,824       3,527,996
   Unbilled revenue ............................................................................      1,469,215       1,656,453
   Inventories (note 3) ........................................................................      6,876,002       7,851,226
   Prepaid expenses and other current assets ...................................................        333,742         196,198
                                                                                                   ------------    ------------
         Total current assets ..................................................................     48,626,404      45,304,860
                                                                                                   ------------    ------------
Property and equipment .........................................................................     14,346,200      17,253,442
   Less: Accumulated depreciation and amortization .............................................     (9,370,156)     (9,658,546)
                                                                                                   ------------    ------------
         Net property and equipment ............................................................      4,976,044       7,594,896
Patents and other assets, net ..................................................................        125,056         377,511
                                                                                                   ------------    ------------
         Total assets ..........................................................................   $ 53,727,504    $ 53,277,267
                                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Capital lease obligation, current...........................................................    $     9,557     $      9,819
   Accounts payable ............................................................................      1,624,451       1,699,048
   Accrued liabilities .........................................................................      2,148,755       1,474,551
   Deferred revenue ............................................................................      1,534,369       1,527,702
                                                                                                   ------------    ------------
         Total current liabilities .............................................................      5,317,132       4,711,120
Capital lease obligation, noncurrent ...........................................................         30,073          27,517
                                                                                                   ------------    ------------
         Total liabilities .....................................................................      5,347,205       4,738,637
                                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value ................................................
    Authorized 2,000,000 shares; none issued ...................................................             --              --
   Common stock, $.008 par value ...............................................................
    Authorized 20,000,000 shares; issued 8,172,800 shares and
    8,270,708 shares in 1999 and 2000, respectively ............................................         65,382          66,166
    Additional paid-in capital .................................................................     63,543,777      64,072,623
    Accumulated deficit ........................................................................    (15,228,860)    (15,600,159)
                                                                                                   ------------    ------------
         Total stockholders' equity ............................................................     48,380,299      48,538,630
                                                                                                   ------------    ------------
         Total liabilities and stockholders' equity ............................................   $ 53,727,504    $ 53,277,267
                                                                                                   ============    ============



                See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1999            2000
                                                       -----------    -----------
SALES AND REVENUE:
  Product sales .....................................   $ 1,299,485    $ 1,643,760
  Contract and other revenue ........................       285,626         79,408
  Equipment revenue .................................     2,862,752        315,944
                                                        -----------    -----------
      Total sales and revenue (notes 2 and 5) .......     4,447,863      2,039,112

COST OF SALES AND REVENUE:

  Cost of product sales .............................     1,246,084        933,020
  Cost of contract and other revenue ................       104,665         52,244
  Cost of equipment revenue .........................     1,970,966        132,254
                                                        -----------    -----------
      Total cost of sales and revenue ...............     3,321,714      1,117,518
                                                        -----------    -----------

      Gross profit ..................................     1,126,149        921,594
                                                        -----------    -----------

OPERATING EXPENSES:

  General and administrative ........................       434,448        446,744
  Marketing and selling .............................       207,170        427,020
  Research and development ..........................       386,370        913,085
                                                        -----------    -----------
      Total operating expenses ......................     1,027,988      1,786,849
                                                        -----------    -----------

      Income (loss) from operations .................        98,161       (865,255)
                                                        -----------    -----------

OTHER INCOME (EXPENSE):

  Interest income ...................................       156,495        501,660
  Interest expense ..................................       (18,152)        (7,328)
  Other .............................................        10,833            880
                                                        -----------    -----------
      Total other income ............................       149,176        495,212
                                                        -----------    -----------

      Income (loss) before income taxes .............       247,337       (370,043)

Income tax expense ..................................         1,256          1,256
                                                        -----------    -----------

      Net income (loss) .............................   $   246,081    $  (371,299)
                                                        ===========    ===========

Net income (loss) per common share:

 Basic ..............................................   $      0.04    $     (0.05)
                                                        ===========    ===========
 Diluted ............................................   $      0.03    $     (0.05)
                                                        ===========    ===========

Weighted average number of common shares
 Outstanding:
 Basic ..............................................     6,878,188      8,210,655
                                                        ===========    ===========
 Diluted ............................................     7,198,864      8,210,655
                                                        ===========    ===========



                See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
                                                                            1999           2000
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................   $    246,081    $   (371,299)
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
     Depreciation and amortization ..................................        334,018         307,462
     Gain on sale of equipment ......................................             --             880
     Changes in operating assets and liabilities:
         Accounts receivable, trade .................................     (3,085,439)         57,828
         Unbilled revenue ...........................................        128,840        (187,238)
         Inventories ................................................        963,934        (975,224)
         Prepaid expenses and other current assets ..................        (23,715)        137,544
         Accounts payable ...........................................      1,172,112          74,597
         Accrued liabilities and deferred revenue ...................        728,539        (680,871)
                                                                        ------------    ------------

         Net cash provided by (used in) operating activities ........        464,370      (1,636,321)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net .........................       (269,774)     (2,923,264)
   Other assets .....................................................         (7,425)       (256,385)
                                                                        ------------    ------------

         Net cash used in investing activities ......................       (277,199)     (3,179,649)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations ............................       (131,658)         (2,294)
   Exercise of stock options ........................................        295,895         529,630
                                                                        ------------    ------------

         Net cash provided by financing activities ..................        164,237         527,336
                                                                        ------------    ------------

         Net increase (decrease) in cash and cash equivalents .......        351,408      (4,288,634)

Cash and cash equivalents, beginning of period ......................     12,819,366      36,361,621
                                                                        ------------    ------------

Cash and cash equivalents, end of period ............................   $ 13,170,774    $ 32,072,987
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .........................   $     18,152    $      7,328
                                                                        ============    ============




                See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1999, and have been prepared by Ibis in accordance with generally accepted accounting principles.

         In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of Ibis' financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of Ibis as of and for the year ended December 31, 1999 which are included in the Annual Report on Form 10-K.

(2) REVENUE RECOGNITION

         Product and spare part sales are recognized upon shipment. Revenue derived from consulting and support services are recognized upon performance. Contract and equipment revenue are recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents equipment and contract revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3) INVENTORIES

         Inventories consist of the following:


                                                 DECEMBER 31,  MARCH 31,
                                                    1999         2000
                                                 ----------   ----------
                    Raw materials ............   $  129,786   $  174,250
                    Work in process ..........       46,639      348,347
                    Finished goods ...........       28,685       58,734
                                                 ----------   ----------
                      Subtotal wafer inventory      205,110      581,331
                    Equipment inventory ......    6,670,892    7,269,895
                                                 ----------   ----------

                          Total inventories ..   $6,876,002   $7,851,226
                                                 ==========   ==========


                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4) EARNINGS PER SHARE RECONCILIATION

         Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As Ibis was in a net loss position for the three months ended March 31, 2000, common stock equivalents of 570,574 were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the three months ended March 31, 2000.

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for Ibis' reported net income (loss) is as follows:


                                                Three Months Ended
                                                    March 31,
                                            -------------------------
                                               1999           2000
                                            -----------   -----------
Basic net income (loss) .................   $   246,081   $  (371,299)
                                            ===========   ===========

Weighted average common
   shares outstanding-basic .............     6,878,188     8,210,655
                                            ===========   ===========

Net additional common shares upon assumed
   exercise of stock options and warrants       320,676            --
                                            -----------   -----------

Weighted average common
   shares outstanding-diluted ...........     7,198,864     8,210,655
                                            ===========   ===========

Net income (loss) per common share
         Basic ..........................   $      0.04   $     (0.05)
                                            ===========   ===========

         Diluted ........................   $      0.03   $     (0.05)
                                            ===========   ===========


(5) INDUSTRY SEGMENTS

         Ibis' reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services. In previous financial statements spares and field service revenue were included in the Other Products or Services segment. This reclassification was made in the third quarter of 1999 and all prior periods reflect this reclassification.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The table below provides information for the three months ended March 31, 1999 and 2000 pertaining to Ibis' three industry segments.


                                                   SIMOX
                                                   WAFER               SIMOX           OTHER PRODUCTS
                                                  PRODUCTS           EQUIPMENT            OR SERVICES           TOTAL
                                                  --------           ---------            -----------           -----
NET REVENUES

Three Months Ended March 31, 1999               $ 1,299,485         $ 2,862,752           $  285,626     $  4,447,863
Three Months Ended March 31, 2000                 1,643,760             315,944               79,408        2,039,112

OPERATING INCOME (LOSS)

Three Months Ended March 31, 1999                   (13,770)            365,417              180,962          532,609
Three Months Ended March 31, 2000                   314,997            (760,672)              27,164         (418,511)

ASSETS

December 31, 1999                                 5,145,320          10,912,431              645,291       16,703,042
March 31, 2000                                    9,095,055          11,539,359               18,953       20,653,367

CAPITAL EXPENDITURES

Three Months Ended March 31, 1999                   165,548                  --                   --          165,548
Three Months Ended March 31, 2000                 2,836,915              29,645                   --        2,866,560

DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT

Three Months Ended March 31, 1999                   291,663              11,965                   --          303,628
Three Months Ended March 31, 2000                   249,231              10,946                  860          261,037



         The table below provides the reconciliation of reportable segment operating income (loss) and assets to Ibis' totals.


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
SEGMENT RECONCILIATION                                                              1999                   2000
----------------------                                                              -----                  ----
Income (Loss) Before Income Taxes:

    Total operating income (loss) for reportable segments                         $  532,609           $   (418,511)
    Corporate general & administrative expenses                                     (434,448)              (446,744)
    Net other income                                                                 149,176                495,212
                                                                                ------------           -------------
    Income (loss) before income taxes                                                247,337               (370,043)
                                                                                ============           =============


                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                   1999                   2000
                                                                                   -----                  ----
Capital Expenditures:
    Total capital expenditures for reportable segments                               165,548              2,866,560
    Corporate capital expenditures                                                   104,226                 56,704
                                                                                ------------          -------------
    Total capital expenditures                                                       269,774              2,923,264
                                                                                ============            ===========

Depreciation and Amortization:
    Total depreciation and amortization for reportable segments                      303,628                261,037
    Corporate depreciation and amortization                                           30,390                 46,425
                                                                                ------------            -----------
    Total depreciation and amortization                                              334,018                307,462
                                                                                 ===========             ==========

                                                                                            BALANCES AS OF
                                                                                            --------------
                                                                                 12/31/99                3/31/00
                                                                                 --------                -------

Assets:
    Total assets for reportable segments                                          16,703,042             20,653,367
    Cash & cash equivalents not allocated to segments                             36,361,621             32,072,987
    Other unallocated assets                                                         662,841                550,913
                                                                                ------------           ------------
    Total Assets                                                                  53,727,504             53,277,267
                                                                                 ===========             ==========


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

         During 1999 and 2000, Ibis experienced quarterly fluctuations due to the timing of receipt of equipment orders, use of the implanters for SIMOX-SOI development, and dependence on a limited number of customers. We may continue to experience fluctuations in revenue due to equipment sales, shifts in customer demands during various stages of the SIMOX-SOI sales cycle and until we have a sufficient number of Ibis 1000's on-line to support the various product lines, wafer sizes and continued research and development efforts.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1999

         PRODUCT SALES. Wafer product sales increased $344,275, or 26%, to $1,643,760 for the first quarter ended March 31, 2000 from $1,299,485 for the first quarter ended March 31, 1999. The increase in product sales is attributable to increased wafer sales by Ibis in Europe and Japan. Sales by Ibis in the United States decreased overall during this three month period.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the first quarter ended March 31, 2000 to $79,408 from $285,626 for the first quarter ended March 31, 1999, a decrease of $206,218 or 72%. This decrease is attributable to a decrease in revenues derived from government contracts and decreased license revenue.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of Ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue decreased to $315,944 for the first quarter ended March 31, 2000 from $2,862,752 for the first quarter ended March 31, 1999, a decrease of $2,546,808 or 89%. This decrease is attributable to a lack of Ibis 1000 implanter sales which was partially offset by an increase in field service revenue and the sale of spare parts. Field service revenue accounted for $73,800 of equipment revenue for the first quarter ended March 31, 2000 as compared to $39,624 of equipment revenue for the first quarter ended March 31, 1999. Sales of spare parts accounted for $242,144 of equipment revenue for the first quarter ended March 31, 2000 as compared to $33,128 of equipment revenue for the first quarter ended March 31, 1999.

         There was no equipment revenue in the first quarter of 2000, however, due to changes in the sales process the company anticipates that it will record future equipment sales based on shipment.

         TOTAL SALES AND REVENUE. Total sales and revenue for the first quarter ended March 31, 2000 was $2,039,112, a decrease of $2,408,751, or 54%, from total revenue of $4,447,863 for the first quarter ended March 31, 1999. This decrease resulted from the lack of Ibis 1000 implanter sales and the decrease in contract and other revenue partially offset by increased product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the first quarter ended March 31, 2000 was $933,020, as compared to $1,246,083 for the first quarter ended March 31, 1999, a decrease of $313,063 or 25%. Cost of contract and other revenue for the first quarter ended March 31, 2000 was $52,244, as compared to $104,665 for the first quarter ended March 31, 1999, a decrease of $52,421, or 50%. Cost of equipment revenue for the first quarter ended March 31, 2000 was $132,254 as compared to $1,970,966 for the first quarter ended March 31, 1999, a decrease of $1,838,712 or 93%. The gross margin for all sales was 45% for the first quarter ended March 31, 2000 as compared to 25% for the first quarter ended March 31, 1999. The increase in gross margin percentage is attributable to the profit recognized from product sales for the quarter. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the first quarter of 2000 as compared to the same quarter in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that Ibis enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter ended March 31, 2000 were $446,744 (or 22% of total revenue) as compared to $434,448 (or 10% of total revenue) for the first quarter ended March 31, 1999, an increase of $12,296, or 3%. The increase is due to increases in payroll and payroll related expenses incurred in the quarter.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the first quarter ended March 31, 2000 were $427,020 (or 21% of total revenue) as compared to $207,170 (or 5% of total revenue) for the first quarter ended March 31, 1999, an increase of $219,850, or 106%. The increase in marketing and selling expenses is primarily a result of an increase in the number of customer support personnel, training, and public relations.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $526,715 or 136%, to $913,085 (or 45% of total revenue) for the first quarter ended March 31, 2000, as compared to $386,370 (or 9% of total revenue) for the first quarter ended March 31, 1999. The increase is primarily due to an increase in personnel and consultants hired for Ibis' design and development effort on our next generation oxygen implanter, the Ibis 2000.

         INCOME (LOSS) FROM OPERATIONS. The loss from operations for the first quarter ended March 31, 2000 was $865,255 as compared to income of $98,161 for the first quarter ended March 31, 1999, a decrease of $963,416, or 982%. The decrease in income from operations is the result of decreases in equipment revenue and contract and other revenue, as well as the increase in operating expenses, which were partially offset by increased product sales.

         OTHER INCOME (EXPENSE). Total other income for the first quarter ended March 31, 2000 was $495,212 as compared to $149,176 for the first quarter ended March 31, 1999, an increase of $346,036, or 232%. The increase in total other income is primarily attributable to increased interest income earned primarily on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $370,043 for the first quarter ended March 31, 2000, as compared to a profit of $247,337 for the first quarter ended March 31, 1999. The decrease of $617,380, or 250%, is due to the decrease in equipment revenue and contract and other revenue and increases in operating expenses, which were partially offset by increased product sales and increased interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, Ibis had cash and cash equivalents of $32,072,987, reflecting in large part our receipt of approximately $25 million in net proceeds from the August, 1999 public sale of 1,000,000 shares of common stock. During the first quarter ended March 31, 2000 Ibis consumed $1,636,321 in cash from operating activities as compared to cash generated from operations in the amount of $464,370 for the same period in 1999. Depreciation and amortization expense for the first quarter ended March 31, 2000 and 1999 was $307,462 and $334,018, respectively. This accounted for 15% and 8% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been primarily funded through debt and equity financings. The principal use of cash during the first quarter ended March 31, 2000 was to fund additions to property and equipment which totaled $2,923,264. As of March 31, 2000, we had invested $19,044,318 in property and equipment. At March 31, 2000, Ibis had commitments to purchase $8,674,484 in material or subassemblies to be used for manufacturing Ibis 1000 implanters currently under construction and approximately $1,904,198 in capital equipment purchases.

         We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs. Our existing cash resources together with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next eighteen months. Management of Ibis currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters (in addition to our three oxygen implanters currently on-line), the purchase of support equipment, the expansion of Ibis' facilities, and the design and development of the next generation oxygen implanter, the Ibis 2000. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as

                          IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. Ibis is currently evaluating the effect SFAS 133 will have on the results of its operations and its financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes Ibis has complied with the provisions of SAB No. 101.

EFFECTS OF INFLATION

         Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

BUSINESS OUTLOOK

         The Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the continuation of fluctuations in revenue, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital and the sufficiency of our current capital, and the anticipated scale of Ibis' operations. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by Ibis on key customers (during 1997, 1998 and 1999, revenues from two customers averaged in the aggregate between 39% and 81% of our revenues, so that the loss of one or more of these major customers and the failure of Ibis to obtain other sources of revenue could have a material adverse impact on us); the loss of the services of one or more of our key individuals, which could have a material adverse impact on Ibis; the dependence by Ibis on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on us; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than us; Ibis' lack of experience in producing commercial quantities of our products at acceptable costs; our ability to successfully complete the manufacture of our implanters and that these implanters will be accepted by our customers; Ibis' ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of our products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected our sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on our business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

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

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits furnished as Exhibits hereto:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on February 22, 2000 a Current Report on Form 8-K for the February 16, 2000 event announcing 1999 fourth quarter and year end results.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Ibis Technology Corporation




Date:  May 11, 2000             By:  /S/DEBRA L. NELSON
                                    --------------------------------------------
                                    Debra L. Nelson
                                    Chief Financial Officer, Treasurer and Clerk
                                    (principal financial and accounting officer)

Date:  May 11, 2000             By:  /S/THOMAS F. LACEY
                                    --------------------------------------------
                                    Thomas F. Lacey
                                    Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION                                PAGE
-----------                    -----------                                ----
27          Financial Data Schedule                                        19
