Form 10-Q
period 2000-06-30
IBIS TECHNOLOGY CORP
filed 2000-08-11
CIK 855182

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

For the Quarterly Period Ended June 30, 2000    Commission file number   0-23150
                               -------------                             -------

                           Ibis Technology Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                               04-2987600
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

                       32 Cherry Hill Drive, Danvers, MA          01923
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

                                                  Yes   X   No
                                                      -----    -----

         8,309,442 shares of Common Stock, par value $.008, were outstanding on August 8, 2000.

                                               Total Number of Pages     49
                                                                         --
                                               Exhibit Index at Page     20
                                                                         --

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX

PART 1 - FINANCIAL  INFORMATION                                                              PAGE
                                                                                             NUMBER
                                                                                             ------

  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 1999 and June 30, 2000...................................................  3

    Statements of Operations
        Three Months Ended June 30, 1999 and 2000
        and Six Months Ended June 30, 1999 and 2000...........................................   4

    Statements of Cash Flows
       Six Months Ended June 30, 1999 and 2000................................................   5

    Notes to Financial Statements.............................................................   6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................................  10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk..........................  16


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................................  17

Item 2 - Changes in Securities................................................................  17

Item 3 - Defaults upon Senior Securities......................................................  17

Item 4 - Submission of Matters to a Vote of Security Holders..................................  17

Item 5 - Other Information....................................................................  17

Item 6 - Exhibits and Reports on Form 8-K.....................................................  18

Signatures....................................................................................  19

Exhibit Index.................................................................................  20

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS


                                                                        DECEMBER 31,            JUNE 30,
                                                                            1999                   2000
                                                                       ------------           ------------
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................          $ 36,361,621           $ 28,226,960
   Accounts receivable, trade, net ..........................             3,585,824              7,221,718
   Unbilled revenue .........................................             1,469,215              1,863,428
   Inventories (note 3) .....................................             6,876,002              8,898,361
   Prepaid expenses and other current assets ................               333,742                237,236
                                                                       ------------           ------------
         Total current assets ...............................            48,626,404             46,447,703
                                                                       ------------           ------------
Property and equipment ......................................            14,346,200             19,132,237
   Less:  Accumulated depreciation and amortization .........            (9,370,156)            (9,896,519)
                                                                       ------------           ------------
         Net property and equipment .........................             4,976,044              9,235,718
Patents and other assets, net ...............................               125,056                106,518
                                                                       ------------           ------------
         Total assets .......................................          $ 53,727,504           $ 55,789,939
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current ........................          $      9,557           $     10,090
   Accounts payable .........................................             1,624,451              1,909,801
   Accrued liabilities ......................................             2,148,755              1,840,140
   Deferred revenue .........................................             1,534,369              3,453,379
                                                                       ------------           ------------
         Total current liabilities ..........................             5,317,132              7,213,410
Capital lease obligation, noncurrent ........................                30,073                 24,891
                                                                       ------------           ------------
         Total liabilities ..................................             5,347,205              7,238,301
                                                                       ------------           ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value .............
    Authorized 2,000,000 shares; none issued ................                  --                     --
   Common stock, $.008 par value ............................
    Authorized 20,000,000 shares; issued 8,172,800 shares and
       8,306,440 shares in 1999 and 2000, respectively ......                65,382                 66,452
    Additional paid-in capital ..............................            63,543,777             64,108,529
    Accumulated deficit .....................................           (15,228,860)           (15,623,343)
                                                                       ------------           ------------
         Total stockholders' equity .........................            48,380,299             48,551,638
                                                                       ------------           ------------
         Total liabilities and stockholders' equity .........          $ 53,727,504           $ 55,789,939
                                                                       ============           ============


                See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                                  1999            2000                  1999             2000
                                                               -----------     -----------           -----------      -----------
SALES AND REVENUE:
  Product sales .....................................          $ 1,348,980     $ 1,441,605           $ 2,648,465      $ 3,085,365
  Contract and other revenue ........................              114,460         254,772               400,086          334,180
  Equipment revenue .................................            3,643,986       4,223,853             6,506,738        4,539,797
                                                               -----------     -----------           -----------      -----------
     Total sales and revenue (notes 2 and 4) ........            5,107,426       5,920,230             9,555,289        7,959,342

COST OF SALES AND REVENUE:
  Cost of product sales .............................            1,140,562       1,150,821             2,386,646        2,083,841
  Cost of contract and other revenue ................              118,290         168,196               222,954          220,440
  Cost of equipment revenue .........................            2,581,765       2,748,947             4,552,731        2,881,201
                                                               -----------     -----------           -----------      -----------
     Total cost of sales and revenue ................            3,840,617       4,067,964             7,162,331        5,185,482
                                                               -----------     -----------           -----------      -----------

     Gross profit ...................................            1,266,809       1,852,266             2,392,958        2,773,860
                                                               -----------     -----------           -----------      -----------

OPERATING EXPENSES:
  General and administrative ........................              524,092         627,458               958,540        1,074,202
  Marketing and selling .............................              245,612         428,512               452,782          855,532
  Research and development ..........................              391,317       1,309,768               777,687        2,222,853
                                                               -----------     -----------           -----------      -----------
     Total operating expenses .......................            1,161,021       2,365,738             2,189,009        4,152,587
                                                               -----------     -----------           -----------      -----------

     Income (loss) from operations ..................              105,788        (513,472)              203,949       (1,378,727)
                                                               -----------     -----------           -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income ...................................              142,545         495,744               299,040          997,404
  Interest expense ..................................              (13,373)           (967)              (31,525)          (8,295)
  Other .............................................               13,287          (4,489)               24,120           (3,609)
                                                               -----------     -----------           -----------      -----------
     Total other income .............................              142,459         490,288               291,635          985,500
                                                               -----------     -----------           -----------      -----------
     Income (loss) before income taxes ..............              248,247         (23,184)              495,584         (393,227)

Income tax expense ..................................                 --              --                   1,256            1,256
                                                               -----------     -----------           -----------      -----------

     Net income (loss) ..............................          $   248,247     $   (23,184)          $   494,328      $  (394,483)
                                                               ===========     ===========           ===========      ===========

Net income (loss) per common share:
 Basic ..............................................          $      0.04     $      0.00           $      0.07      $     (0.05)
                                                               ===========     ===========           ===========      ===========
 Diluted ............................................          $      0.03     $      0.00           $      0.07      $     (0.05)
                                                               ===========     ===========           ===========      ===========

Weighted average number of common shares outstanding:
 Basic ..............................................            6,957,567       8,295,062             6,918,261        8,252,858
                                                               ===========     ===========           ===========      ===========
 Diluted ............................................            7,469,603       8,295,062             7,347,431        8,252,858
                                                               ===========     ===========           ===========      ===========

                See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             SIX MONTHS ENDED

                                                                                               JUNE 30,

                                                                                          1999                    2000
                                                                                   ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)............................................................   $      494,328   $        (394,483)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:

     Depreciation and amortization..............................................          685,106             680,987
     Loss on sale of equipment.................................................                --              (3,609)
     Changes in operating assets and liabilities:

         Accounts receivable, trade.............................................       (2,013,720)         (3,635,894)
         Unbilled revenue.......................................................       (1,019,106)           (394,213)
         Inventories...........................................................          (200,714)         (2,022,359)
         Prepaid expenses and other current assets.......................                  66,100              96,506
         Accounts payable...................................................            1,367,649             285,350
         Accrued liabilities and deferred revenue........................                 781,450           1,610,395
                                                                                     -------------      --------------
         Net cash provided by (used in) operating activities..............                161,093          (3,777,320)
                                                                                     -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment, net.....................................       (645,761)          (4,927,233)
   Other assets.................................................................          6,493               8,719
                                                                                   -------------      --------------

         Net cash used in investing activities..................................       (639,268)          (4,918,514)
                                                                                   --------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of capital lease obligations........................................       (268,080)              (4,649)
   Exercise of stock options ...................................................        767,888              565,822
                                                                                   --------------      ------------------

         Net cash provided by financing activities...........................           499,808              561,173
                                                                                   --------------      ------------------

         Net increase (decrease) in cash and cash equivalents............                21,633           (8,134,661)

Cash and cash equivalents, beginning of period..................................     12,819,366           36,361,621
                                                                                   --------------      ------------------

Cash and cash equivalents, end of period......................................$      12,840,999  $        28,226,960
                                                                                   =================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest...................................    $      31,525       $        8,295
                                                                                  =============       ==============


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

(2)  REVENUE RECOGNITION

         Product and spare part sales are recognized upon shipment. For equipment sales, the Company previously used the percentage of completion method for recognizing revenue because there was significant engineering effort and milestone payments involved. The Company is now building its equipment to stock and recognizes revenue upon shipment. Revenue derived from consulting and support services are recognized upon performance. Contract revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3)  INVENTORIES

         Inventories consist of the following:

                                                                            DECEMBER 31,             JUNE 30,
                                                                               1999                     2000
                                                                       -----------------        --------------------

                  Raw materials...................................      $    129,786                  $ 116,105
                  Work in process.................................            46,639                    262,534
                  Finished goods..................................            28,685                     68,493
                                                                       -------------                -----------
                    Subtotal wafer inventory......................      $    205,110                  $ 447,132
                  Equipment inventory............................          6,670,892                  8,451,229
                                                                       -------------                ------------
                        Total inventories.........................      $  6,876,002                 $8,898,361
                                                                       =============                ============

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  EARNINGS PER SHARE RECONCILIATION

         Net income (loss) per share of commons stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As Ibis was in a net loss position for the three months ended June 30, 2000 and the six months ended June 30, 2000, common stock equivalents of 410,827 and 508,246 shares, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the three months ended June 30, 2000 and the six months ended June 30, 2000.

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                 ------------------------------------        --------------------------------
                                                       1999                 2000                   1999             2000
                                                 ---------------       --------------        --------------------------------


Basic net income (loss).........................$      248,247       $   (23,184)     $    494,328       $    (393,227)
                                                 ==============       ===========      ============       =============

Weighted average common
   shares outstanding-basic.......................   6,957,567             8,295,062           6,918,261            8,252,858
                                                   =============      ================       =============       ==============

Net additional common shares upon assumed
   exercise of stock options and warrants......        512,036                    --             429,170                   --
                                                 --------------       ------------------      ------------       ---------------

Weighted average common

   shares outstanding-diluted.....................   7,469,603             8,295,062           7,347,431            8,252,858
                                                   =============      ================       =============       ==============

Net income (loss) per common share:

         Basic.................................... $      0.04          $       0.00       $        0.07     $         (0.05)
                                                   =============      ================       =============       ==============

              Diluted..............................$      0.03          $       0.00       $        0.07     $         (0.05)
                                                    =============      ================       =============       ==============

(5)  INDUSTRY SEGMENTS

         Ibis' reportable segments are SIMOX-SOI Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services. In previous financial statements spares and field service revenue were included in the Other Products or Services segment. This reclassification was made in the third quarter of 1999 and all prior periods reflect this reclassification.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

       The table below provides information for the six months ended June 30, 1999 and 2000 pertaining to Ibis' three industry segments.

                                                   SIMOX
                                                   WAFER            SIMOX            OTHER PRODUCTS
                                                  PRODUCTS          EQUIPMENT          OR SERVICES           TOTAL

NET REVENUES
Three Months Ended June 30, 1999                 $ 1,348,980        $ 3,643,986            $ 114,460      $ 5,107,426
Three Months Ended June 30, 2000                   1,441,605          4,223,853              254,772        5,920,230
Six Months Ended June 30, 1999                     2,648,465          6,506,738              400,086        9,555,289
Six Months Ended June 30, 2000                     3,085,365          4,539,797              334,180        7,959,342

OPERATING INCOME (LOSS)
Three Months Ended June 30, 1999                     142,308            491,402               (3,830)         629,880
Three Months Ended June 30, 2000                     (41,136)            68,544               86,577          113,985
Six Months Ended June 30, 1999                       128,538            856,819              177,132        1,162,489
Six Months Ended June 30, 2000                       273,861           (692,128)             113,741         (304,526)

ASSETS
June 30, 2000                                      9,648,176         14,936,271              280,875       24,865,322

CAPITAL EXPENDITURES
Three Months Ended June 30, 1999                     324,024              7,576                   --          331,600
Three Months Ended June 30, 2000                   1,535,179            378,959                   --        1,914,138
Six Months Ended June 30, 1999                       489,572              7,576                   --          497,148
Six Months Ended June 30, 2000                     4,372,094            408,604                   --        4,780,698

DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT
Three Months Ended June 30, 1999                     294,748             32,211                3,619          330,578
Three Months Ended June 30, 2000                     311,799             74,124                  626          386,549
Six Months Ended June 30, 1999                       586,411             44,176                3,619          634,206
Six Months Ended June 30, 2000                       561,030             85,070                1,486          647,586

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The table below provides the reconciliation of reportable segment operating income (loss) and assets to Ibis' totals.

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------
SEGMENT RECONCILIATION                                                                  1999                   2000
                                                                                        ----                   ----

Income (Loss) Before Income Taxes:
    Total operating income (loss) for reportable segments                        $ 1,162,489             $ (304,526)
    Corporate general & administrative expenses                                     (958,540)            (1,074,201)
    Net other income                                                                 291,635                985,500
                                                                                ------------           ------------
    Income (loss) before income taxes                                                495,584               (393,227)
                                                                                ============           ============

Capital Expenditures:
    Total capital expenditures for reportable segments                               497,148              4,780,698
    Corporate capital expenditures                                                   148,613                146,535
                                                                                ------------           ------------
    Total capital expenditures                                                       645,761              4,927,233
                                                                                ============            ===========

Depreciation and Amortization:
    Total depreciation and amortization for reportable segments                      634,206                647,586
    Corporate depreciation and amortization                                           50,900                 33,401
                                                                                ------------            -----------
    Total depreciation and amortization                                              685,106                680,987
                                                                                 ===========             ==========



                                                                                    12/31/99                6/30/00
                                                                                    --------                -------

Assets:

    Total assets for reportable segments                                          16,703,042             24,865,322
    Cash & cash equivalents not allocated to segments                             36,361,621             28,226,960
    Other unallocated assets                                                         662,841              2,697,657
                                                                                ------------            -----------
    Total assets                                                                  53,727,504             55,789,939
                                                                                  ==========            ===========

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Ibis Technology Corporation ("Ibis") was formed in October 1987 and commenced operations in January 1988. Ibis' initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the development of a proprietary second generation implanter, the Ibis 1000, which we began selling in 1996, and to other proprietary process technology.

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

         During 1999 and 2000, Ibis experienced quarterly fluctuations due to the timing of receipt of equipment orders, use of the implanters for SIMOX-SOI development, and dependence on a limited number of customers. In addition, we previously used the percentage of completion method for recognizing revenue on implanter sales because there was significant engineering effort and milestone payments involved. Ibis is now building the implanters to stock and recognizes revenue upon shipment. Consequently each Ibis 1000 sale has a significant impact on revenue for the period in which it is shipped. We may also experience fluctuations in revenue due to shifts in customer demands during the various stages of the SIMOX-SOI adoption cycle and also as a result of the variety of wafer sizes and product demand placed on the finite number of Ibis 1000 systems producing wafers.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2000 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1999

         PRODUCT SALES. Wafer product sales increased $92,625, or 7%, to $1,441,605 for the second quarter ended June 30, 2000 from $1,348,980 for the second quarter ended June 30, 1999. The increase in product sales is attributable to increased wafer sales to customers in Europe. Wafer sales by Ibis in the United States and Japan decreased overall during this three month period.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue increased for the second quarter ended June 30, 2000 to $254,772 from $114,460 for the second quarter ended June 30, 1999, an increase of $140,312 or 123%. This increase is attributable to an increase in revenues derived from government contracts and increased license revenues.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of Ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue increased to $4,223,853 for the second quarter ended June 30, 2000 from $3,643,986 for the second quarter ended June 30, 1999. This increase is attributable to Ibis 1000 implanter sales, the sale of spare parts and field service revenue. Ibis previously used the percentage of completion method for recognizing revenue on implanter sales, which resulted in Ibis recognizing revenue on a portion of multiple implanters for the quarter ended June 30, 1999 compared to revenue recognized

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

on one full implanter for the quarter ended June 30, 2000. Field Service revenue accounted for $69,300 of equipment revenue for the second quarter ended June 30, 2000 as compared to $41,336 of equipment revenue for the second quarter ended June 30, 1999. Sales of spare parts accounted for $224,553 of equipment revenue for the second quarter ended June 30, 2000 as compared to $90,650 of equipment revenue for the second quarter ended June 30, 1999.

         TOTAL SALES AND REVENUE. Total sales and revenue for the second quarter ended June 30, 2000 was $5,920,230, an increase of $812,804, or 16%, from total revenue of $5,107,426 for the second quarter ended June 30, 1999. This increase resulted from increases in equipment revenue, contract and other revenue and product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the second quarter ended June 30, 2000 was $1,150,821, as compared to $1,140,562 for the second quarter ended June 30, 1999, an increase of $10,259 or 1%. Cost of contract and other revenue for the second quarter ended June 30, 2000 was $168,196, as compared to $118,290 for the second quarter ended June 30, 1999, an increase of $49,906, or 42%. Cost of equipment revenue for the second quarter ended June 30, 2000 was $2,748,947 as compared to $2,581,765 for the second quarter ended June 30, 1999, an increase of $167,182 or 7%. The gross margin for all sales was 31% for the second quarter ended June 30, 2000 as compared to 25% for the second quarter ended June 30, 1999. The increase in gross margin percentage is attributable to improved margins on all products and services. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the second quarter of 2000 as compared to the same quarter in the previous year, resulted in a positive impact on margins. The equipment margin percentage increased primarily due to improved overhead absorption and favorable material spending. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that Ibis enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter ended June 30, 2000 were $627,458 (or 11% of total revenue) as compared to $524,092 (or 10% of total revenue) for the second quarter ended June 30, 1999, an increase of $103,366, or 20%. The increase is due to increases in payroll and payroll related expenses and professional service fees incurred in the quarter.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the second quarter ended June 30, 2000 were $428,512 (or 7% of total revenue) as compared to $245,612 (or 5% of total revenue) for the second quarter ended June 30, 1999, an increase of $182,900, or 75%. The increase in marketing and selling expenses is primarily a result of an increase in the number of customer support personnel, public relations, and product samples.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $918,451 or 235%, to $1,309,768 (or 22% of total revenue) for the second quarter ended June 30, 2000, as compared to $391,317 (or 8% of total revenue) for the second quarter ended June 30, 1999. The increase is primarily due to an increase in personnel and consultants hired for the Ibis design and development effort on our next generation oxygen implanter, the Ibis 2000, and increased material expenses on Ibis' wafer development program.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         INCOME (LOSS) FROM OPERATIONS. The loss from operations for the second quarter ended June 30, 2000 was $513,472 as compared to income of $105,788 for the second quarter ended June 30, 1999, a decrease of $619,260, or 585%. The decrease in income from operations is the result of increased operating expenses which was partially offset by increased revenue.

         OTHER INCOME (EXPENSE). Total other income for the second quarter ended June 30, 2000 was $490,288 as compared to $142,459 for the second quarter ended June 30, 1999, an increase of $347,829, or 244%. The increase in total other income is primarily attributable to increased interest income earned primarily on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $23,184 for the second quarter ended June 30, 2000, as compared to income of $248,247 for the second quarter ended June 30 , 1999. The decrease of $271,431, or 109%, is due to increased operating expenses, which were partially offset by increased revenue and interest income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         PRODUCT SALES. Wafer product sales increased $436,900, or 17%, to $3,085,365 for the six months ended June 30, 2000 from $2,648,465 for the six months ended June 30, 1999. The increase in product sales is attributable to increased wafer sales by Ibis in Europe. Wafer sales by Ibis in the United States and Japan decreased overall during this six month period.

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the six months ended June 30, 2000 to $334,180 from $400,086 for the six months ended June 30, 1999, a decrease of $65,906 or 17%. This decrease is attributable to a decrease in revenues derived from government contracts, other services, and decreased license revenue.

         EQUIPMENT REVENUE. Equipment revenue decreased to $4,539,797 for the six months ended June 30, 2000 from $6,506,738 for the six months ended June 30, 1999. This decrease is attributable to the decrease in equipment revenue which was partially offset by an increase in field service revenue and the sale of spare parts. Ibis previously used the percentage of completion method for recognizing revenue on implanter sales, which resulted in Ibis recognizing revenue on a portion of multiple implanters in the first six months of 1999 compared to revenue recognized on one full implanter in the first six months of 2000. Field service revenue accounted for $143,100 of equipment revenue for the six months ended June 30, 2000 as compared to $80,961 of equipment revenue for the six months ended June 30, 1999. Sales of spare parts accounted for $466,697 of equipment revenue for the six months ended June 30, 2000 as compared to $123,777 of equipment revenue for the six months ended June 30, 1999.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         TOTAL SALES AND REVENUE. Total sales and revenue for the six months ended June 30, 2000 was $7,959,342, a decrease of $1,595,947, or 17%, from total revenue of $9,555,289 for the six months ended June 30, 1999. This decrease resulted from decreases in equipment revenue and contract and other revenue which was partially offset by increased product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the six months ended June 30, 2000 was $2,083,841, as compared to $2,386,646 for the six months ended June 30, 1999, a decrease of $302,805 or 13%. Cost of contract and other revenue for the six months ended June 30, 2000 was $220,440, as compared to $222,954 for the six months ended June 30, 1999, a decrease of $2,514, or 1%. Cost of equipment revenue for the six months ended June 30, 2000 was $2,881,201 as compared to $4,552,731 for the six months ended June 30, 1999, a decrease of $1,671,530 or 37%. The gross margin for all sales was 35% for the six months ended June 30, 2000 as compared to 25% for the six months ended June 30, 1999. The increase in gross margin percentage is attributable to improved margins on all products and services. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the first six months of 2000 as compared to the same period in the previous year, resulted in a positive impact on margins. The equipment margin percentage increased primarily due to improved overhead absorption and favorable material spending. Cost of contract and other revenue consists of labor and materials expended during the period. Contract margins can vary from year to year based on the type of contracts that Ibis enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000 were $1,074,202 (or 13% of total revenue) as compared to $958,540 (or 10% of total revenue) for the six months ended June 30, 1999, an increase of $115,662, or 12%. The increase is due to increases in payroll and payroll related expenses and professional services incurred in the six months ended June 30, 2000.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the six months ended June 30, 2000 were $855,532 (or 11% of total revenue) as compared to $452,782 (or 5% of total revenue) for the six months ended June 30, 1999, an increase of $402,750, or 89%. The increase in marketing and selling expenses is primarily a result of an increase in the number of customer support personnel, and expenses related to public relations and product samples.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $1,445,166 or 186%, to $2,222,853 (or 28% of total revenue) for the six months ended June 30, 2000, as compared to $777,687 (or 8% of total revenue) for the six months ended June 30, 1999. The increase is primarily due to an increase in personnel and consultants hired for Ibis' design and development effort on our next generation oxygen implanter, the Ibis 2000, and increased material expenses on Ibis' wafer development program.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         INCOME (LOSS) FROM OPERATIONS. The loss from operations for the six months ended June 30, 2000 was $1,378,727 as compared to income of $203,949 for the six months ended June 30, 1999, a decrease of $1,582,676, or 776%. The decrease in income from operations is the result of decreases in equipment revenue and contract and other revenue, as well as increased operating expenses, which were partially offset by increased product sales.

         OTHER INCOME (EXPENSE). Total other income for the six months ended June 30, 2000 was $985,500 as compared to $291,635 for the six months ended June 30, 1999, an increase of $693,865, or 238%. The increase in total other income is primarily attributable to increased interest income earned primarily on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $393,227 for the six months ended June 30, 2000, as compared to income of $495,584 for the six months ended June 30, 1999. The decrease of $888,811, or 179%, is due to decreased equipment revenue and contract and other revenue and increased operating expenses, which were partially offset by increased product sales and interest income.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, Ibis had cash and cash equivalents of $28,226,960, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 sale of 1,000,000 shares of Common Stock. During the six months ended June 30, 2000, the Company used $3,777,320 in cash from operating activities as compared to cash provided by operations in the amount of $161,093 for the same period in 1999. Depreciation and amortization expense for the six months ended June 30, 2000 and 1999 was $680,987 and $685,106, respectively. This accounted for 9% and 7% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the six months ended June 30, 2000 was to fund additions to property and equipment which totaled $4,927,233. As of June 30, 2000, the Company had invested $21,072,265 in property and equipment. At June 30, 2000, Ibis had commitments to purchase approximately $7,742,189 in material or subassemblies to be used for manufacturing Ibis 1000 implanters currently under construction and $2,097,513 in capital equipment purchases.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Ibis is currently evaluating the effect SFAS 133 will have on the results of its operations and its financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation clarified the application of Opinion 25, among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial condition or results of operations.

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

                                OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Annual Meeting of Stockholders of Ibis was held on May 4, 2000. The following matters were voted on at the meeting:

         (1) Two persons were elected to the Board of Directors of the Company to serve for a term ending in 2003 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

              NAME                       VOTE FOR              VOTE WITHHELD
              Geoffrey Ryding            7,503,797                177,034
              Leslie B. Lewis            7,502,777                178,054

            Dimitri Antoniadis, Robert L. Gable and Martin J. Reid continue to serve as Directors for terms which expire in 2001 and Peter H. Rose, Donald F. McGuinness and Lamberto Raffaelli continue to serve as Directors for terms which expire in 2002.

         (2) The stockholders of the Company approved the adoption of the Company's 2000 Employee Stock Purchase Plan and the reservation of 300,000 shares of Common Stock for issuance under this plan. This proposal was approved with 7,608,019 votes for, 60,787 votes against and 12,025 abstentions.

         (3) The stockholders of the Company ratified the appointment of KPMG as the Company's independent public accountants for the fiscal year ending December 31, 2000. This proposal was approved with 7,655,190 votes for, 7,935 votes against and 17,706 abstentions.

         (4) The stockholders of the Company approved the amendment to the Company's Articles of Organization to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares. This proposal was approved with 7,387,456 votes for, 268,506 votes against and 24,869 abstentions.

Item 5 - OTHER INFORMATION
         None

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION

                   Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits furnished as Exhibits hereto:

         10.46 Lease Agreement dated April 4, 2000 between the Company and Thomas J. Flatley d/b/a The Flatley Company

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed with the Securities and Exchange Commission on April 13, 2000 a Current Report on Form 8-K for (i) the April 12, 2000 event announcing the receipt of $6 million in orders for an Ibis 1000 oxygen implanter and capacity reservation for additional equipment and/or SIMOX-SOI wafers from its largest customer, a leading domestic semiconductor manufacturer and (ii) the April 12, 2000 event announcing, based on preliminary analysis, the results for the first quarter ended March 31, 2000.

         The Company filed with the Securities and Exchange Commission on April 24, 2000 a Current Report on Form 8-K for the April 19, 2000 event announcing the final results for the first quarter ended March 31, 2000.

         The Company filed with the Securities and Exchange Commission on June 26, 2000 a Current Report on Form 8-K for the June 21, 2000 event announcing the receipt of $5.0 million in SIMOX-SOI wafer orders from Bookham Technology, one of Ibis' largest wafer customers.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Ibis Technology Corporation

Date:  August 11, 2000      By:      /s/Debra L. Nelson
                                ------------------------------------------------
                                    Debra L. Nelson

                                   Chief Financial Officer, Treasurer and Clerk
                                   (principal financial and accounting officer)

Date:  August 11, 2000      By:      /s/Thomas F. Lacey
                                  ----------------------------------------------
                                    Thomas F. Lacey
                                    Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                   PAGE

10.46    Lease Agreement dated April 4, 2000 between the Company and Thomas J.
         Flatley d/b/a The Flatley Company                                                  21


27       Financial Data Schedule                                                            49
