Form 10-Q
period 2000-09-30
IBIS TECHNOLOGY CORP
filed 2000-11-08
CIK 855182

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


For the Quarterly Period Ended                         Commission file number
      September 30, 2000                                     0-23150
      ------------------                                     -------
                             IBIS TECHNOLOGY CORPORATION
----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                          04-2987600
-----------------------------                              --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                         32 CHERRY HILL DRIVE, DANVERS, MA            01923
-----------------------------------------------------------------------------
                      (Address of principal executive offices)     (Zip Code)


                                 (978) 777-4247
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                                    Yes X No ___

      8,319,328 shares of Common Stock, par value $.008, were outstanding on November 6, 2000.


                                                      Total Number of Pages 39
                                                      Exhibit Index at Page 19

                                IBIS TECHNOLOGY CORPORATION

                                        INDEX


                                                                          PAGE
PART 1 - FINANCIAL  INFORMATION                                          NUMBER
-------------------------------                                          ------

  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 1999 and September 30, 2000.......................      3

    Statements of Operations
        Three Months Ended September 30, 1999 and 2000                       4
        and Nine Months Ended September 30, 1999 and 2000. ............

    Statements of Cash Flows
       Nine Months Ended September 30, 1999 and 2000...................      5

    Notes to Financial Statements......................................      6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................      10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk...      16


PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings.............................................      17

Item 2 - Changes in Securities.........................................      17

Item 3 - Defaults upon Senior Securities...............................      17

Item 4 - Submission of Matters to a Vote of Security Holders...........      17

Item 5 - Other Information.............................................      17

Item 6 - Exhibits and Reports on Form 8-K..............................      17

Signatures.............................................................      18

Exhibit
Index..................................................................      19

                      IBIS TECHNOLOGY CORPORATION

                            BALANCE SHEETS

                                                 DECEMBER 31,      SEPTEMBER 30,
                                                    1999               2000
                                                   -------            --------
                                                                    (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents ................     $ 36,361,621     $ 27,762,378
   Accounts receivable, trade, net ..........        3,585,824        3,703,625
   Unbilled revenue .........................        1,469,215          119,287
   Inventories (note 3) .....................        6,876,002        8,972,939
   Prepaid expenses and other current assets.          333,742          376,307
                                                   -----------      -----------

         Total current assets ...............       48,626,404       40,934,536
                                                   -----------      -----------

Property and equipment ......................       14,346,200       24,694,211
   Less:  Accumulated depreciation and
             amortization ...................       (9,370,156)     (10,311,663)
                                                   -----------      -----------
         Net property and equipment .........        4,976,044       14,382,548
Patents and other assets, net ...............          125,056          102,476
                                                   -----------      -----------

         Total assets .......................     $ 53,727,504     $ 55,419,560
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
   Capital lease obligation, current ........     $      9,557     $     11,283
   Accounts payable .........................        1,624,451        2,540,050
   Accrued liabilities ......................        2,148,755        1,587,826
   Deferred revenue .........................        1,534,369        3,439,384
                                                   -----------      -----------
         Total current liabilities ..........        5,317,132        7,578,543
    Capital lease obligation, noncurrent ....           30,073           21,277
                                                   -----------      -----------

         Total liabilities ..................        5,347,205        7,599,820
                                                   -----------       -----------


STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par
    value Authorized 2,000,000 shares; none
      issued ................................               --               --
   Common stock, $.008 par value
    Authorized 50,000,000 shares; issued
     8,172,800 shares and 8,316,191 shares
      in 1999 and 2000, respectively.........           65,382           66,530
    Additional paid-in capital ..............       63,543,777       64,174,595
    Accumulated deficit .....................      (15,228,860)     (16,421,385)
                                                   -----------       -----------

         Total stockholders' equity .........       48,380,299        47,819,740
                                                   -----------       -----------

         Total liabilities and stockholders'
           equity............................     $ 53,727,504      $ 55,419,560
                                                  ============      ============



                           See accompanying notes to financial statements.

                         IBIS TECHNOLOGY CORPORATION

                          STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30,                SEPTEMBER 30,
                                ----------------------    -----------------------
                                   1999        2000           1999         2000
                                ----------  ----------    ----------   ----------
SALES AND REVENUE:
  Product sales ..............  $1,321,730  $2,066,965    $3,970,195   $5,152,330
  Contract and other revenue..     155,401      47,520       555,487      381,700
  Equipment revenue ..........   3,205,071     407,103     9,711,809    4,946,900
                                ----------   ---------    ----------   ----------
     Total sales and revenue
      (notes 2 and 4).........   4,682,202   2,521,588    14,237,491   10,480,930

COST OF SALES AND REVENUE:
  Cost of product sales ......   1,122,360   1,604,800     3,509,006    3,688,641
  Cost of contract and other
     revenue .................     138,981      57,870       361,935      278,310
  Cost of equipment revenue      2,384,458     168,560     6,937,189    3,049,761
                                ----------   ---------    ----------   ----------
     Total cost of sales and
       revenue ...............   3,645,799   1,831,230    10,808,130    7,016,712
                                ----------   ---------    ----------   ----------

     Gross profit ............   1,036,403     690,358     3,429,361    3,464,218
                                ----------   ---------    ----------   ----------

OPERATING EXPENSES:
  General and administrative .     408,941     427,639     1,367,481    1,501,841
  Marketing and selling ......     261,516     400,117       714,298    1,255,649
  Research and development....     386,178   1,129,771     1,163,865    3,352,624
                                ----------   ---------     ---------   ----------
     Total operating
       expenses ..............   1,056,635   1,957,527     3,245,644    6,110,114
                                ----------   ---------     ---------   ----------


     Income (loss) from
       operations ............     (20,232) (1,267,169)      183,717   (2,645,896)
                                ----------   ---------     ---------   ----------

OTHER INCOME (EXPENSE):
  Interest income ............     318,078     470,028       617,118    1,467,432
  Interest expense ...........      (8,436)       (901)      (39,961)      (9,196)
  Other ......................      (2,760)         --        21,360       (3,609)
                                ----------   ---------     ---------   ----------

     Total other income ......     306,882     469,127       598,517     1,454,627
                                ----------   ---------     ---------   ----------

     Income (loss) before
       income taxes ..........     286,650   (798,042)       782,234   (1,191,269)

Income tax expense ...........          --         --          1,256        1,256
                                ----------   ---------     ---------   ----------


     Net income (loss) .......   $ 286,650  $ (798,042)    $ 780,978  $(1,192,525)
                                ==========   ==========    =========   ==========


Net income (loss) per
  common share:
 Basic .......................   $    0.04    $  (0.10)   $     0.11    $   (0.14)
                                ==========   ===========   =========   ===========
 Diluted .....................   $    0.03    $  (0.10)   $     0.10    $   (0.14)
                                ==========   ===========   =========   ===========


Weighted average number of
 common shares outstanding:
 Basic .......................   7,643,845    8,309,867    7,162,780    8,272,000
                                ==========   ===========   =========   ===========
 Diluted .....................   8,224,887    8,309,867    7,624,525    8,272,000
                                ==========   ===========   =========   ===========

                      See accompanying notes to financial statements.

                             IBIS TECHNOLOGY CORPORATION

                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1999           2000
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................      $    780,978    $ (1,192,525)
   Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ..........         1,035,398        1,097,641
     Loss on sale of equipment ..............             2,550           (3,609)
     Changes in operating assets and liabilities:
         Accounts receivable, trade .........        (6,109,139)        (117,801)
         Unbilled revenue ...................            90,081        1,349,928
         Inventories ........................          (239,401)      (2,096,937)
         Prepaid expenses and other current
           assets ...........................           112,107          (42,565)
         Accounts payable ...................           647,236          915,599
         Accrued liabilities and deferred
           revenue ..........................           221,071         1,344,086
                                                    -----------     -------------

         Net cash provided by (used in)
           operating activities .............        (3,459,119)       1,253,817
                                                    -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net .          (695,459)     (10,489,206)
   Other assets .............................           (35,655)          11,250
                                                    -----------     -------------

         Net cash used in investing activities         (731,114)     (10,477,956)
                                                    -----------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations ....          (409,438)          (7,070)
   Exercise of stock options ................           790,696          631,966
   Proceeds from sale of common stock, net
     of inssuance costs .....................        25,539,624               --
                                                    ------------    -------------

         Net cash provided by financing activitie    25,920,882          624,896
                                                    ------------    -------------

         Net increase (decrease) in cash and
            cash equivalents ................        21,730,649       (8,599,243)

Cash and cash equivalents, beginning of period       12,819,366       36,361,621
                                                    ------------     ------------

Cash and cash equivalents, end of period .....     $ 34,550,015     $ 27,762,378
                                                    ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ..     $     39,961     $      9,196
                                                    ============     ============


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) INTERIM FINANCIAL STATEMENTS
--------------------------------
         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 1999, and have been prepared by the Company in accordance with generally accepted accounting principles.

         In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 1999 which are included in the Annual Report on Form 10-K.

(2) REVENUE RECOGNITION
-----------------------
         Product and spare part sales are recognized upon shipment. For equipment sales, the Company previously used the percentage of completion method for recognizing revenue because there was significant engineering effort and milestone payments involved. The Company is now building its equipment to stock and recognizes revenue upon shipment. Revenue derived from consulting and support services is recognized upon performance. Contract revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue represents revenue earned but not yet billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

(3) INVENTORIES
---------------

         Inventories consist of the following:

                               DECEMBER 31,   SEPTEMBER 30,
                                    1999           2000
                               -----------     ----------
Raw materials .............     $  129,786     $   93,462
Work in process ...........         46,639        130,458
Finished goods ............         28,685         94,950
                                ----------     ----------
   Subtotal wafer inventory     $  205,110     $  318,870
Equipment inventory .......      6,670,892      8,654,069
                                ----------     ----------

   Total inventories ......     $6,876,002     $8,972,939
                                ==========     ==========


                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(4) EARNINGS PER SHARE RECONCILIATION
-------------------------------------
         Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As Ibis was in a net loss position for the three months ended September 30, 2000 and the nine months ended September 30, 2000, common stock equivalents of 373,344 and 455,671 shares, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the three months ended September 30, 2000 and the nine months ended September 30, 2000.

         The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                 ----------------------   ----------------------
                                     1999        2000        1999       2000
                                 ----------  ----------   ----------  ----------
Net income (loss) .............  $  286,650  $ (798,042)  $  780,978 $(1,192,525)
                                 ==========  ==========   ==========  ===========

Weighted average common
   shares outstanding-basic ...   7,643,845   8,309,867    7,162,780   8,272,000
                                 ----------  ----------   ----------  -----------


Net additional common shares
   upon assumed exercise of
    stock options and warrants      581,042          --      461,745          --
                                 ----------  ----------   ----------  -----------


Weighted average common
   shares outstanding-diluted..  8,224,887    8,309,867    7,624,525    8,272,000
                                 ==========  ==========   ==========  ===========

Net income (loss) per common
   share:
         Basic ................  $    0.04   $   (0.10)   $     0.11  $     (0.14)
                                 ==========  ==========   ==========  ===========


              Diluted .........  $    0.03   $   (0.10)   $     0.10  $     (0.14)
                                 ==========  ==========   ==========  ===========

(5) INDUSTRY SEGMENTS
---------------------
         The Company's reportable segments are SIMOX-SOI Wafer Products, SIMOX Equipment and Contract and Other Revenue. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Contract and Other Revenue.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The table below provides information for the three and nine months ended September 30, 1999 and 2000 pertaining to the Company's three industry segments.

                                         SIMOX                 CONTRACT
                                         WAFER      SIMOX     AND OTHER
                                        PRODUCTS   EQUIPMENT   REVENUE   TOTAL
                                       ---------   ---------   --------  ------
NET REVENUES
------------
Three Months Ended September 30, 1999   $1,321,730  $3,205,071  $155,401 $4,682,202
Three Months Ended September 30, 2000    2,066,965     407,103    47,520  2,521,588
Nine Months Ended September 30, 1999     3,970,195   9,711,809   555,487 14,237,491
Nine Months Ended September 30, 2000     5,152,330   4,946,900   381,700 10,480,930

OPERATING INCOME (LOSS)
-----------------------
Three Months Ended September 30, 1999      149,091     223,197    16,420    388,708
Three Months Ended September 30, 2000       34,699    (863,878)  (10,351)  (839,530)
Nine Months Ended September 30, 1999       277,629   1,080,016   193,552  1,551,197
Nine Months Ended September 30, 2000       308,560  (1,556,006)  103,390 (1,144,056)

ASSETS
------
September 30, 2000                      14,809,513  11,908,837    30,200 26,748,550

CAPITAL EXPENDITURES
--------------------
Three Months Ended September 30, 1999       23,177       3,749        --     26,926
Three Months Ended September 30, 2000    5,050,769     391,948        --  5,442,717
Nine Months Ended September 30, 1999       512,749      11,325        --    524,074
Nine Months Ended September 30, 2000     9,422,863     800,552        -- 10,223,415

DEPRECIATION AND AMORTIZATION
-----------------------------
OF PROPERTY AND EQUIPMENT
-------------------------
Three Months Ended September 30, 1999     293,722      1,105    1,602    296,429
Three Months Ended September 30, 2000     348,900     21,585      833    371,318
Nine Months Ended September 30, 1999      880,133     45,281    5,221    930,635
Nine Months Ended September 30, 2000      909,930    106,655    2,319  1,018,904


                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The table below provides the reconciliation of reportable segment operating income (loss) and assets to Ibis' totals.

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------
SEGMENT RECONCILIATION                            1999                2000
----------------------                            ----                ----
Income (Loss) Before Income Taxes:
    Total operating income (loss) for
      reportable segments                     $ 1,551,197           $ (1,144,056)
    Corporate general & administrative
      expenses                                 (1,367,480)            (1,501,840)
    Net other income                              598,517              1,454,627
                                             -------------          -------------
    Income (loss) before income taxes             782,234             (1,191,269)
                                             =============         ==============

Capital Expenditures:
    Total capital expenditures for
      reportable segments                         524,074             10,223,415
    Corporate capital expenditures                171,385                265,791
                                              ------------        ---------------
    Total capital expenditures                    695,459             10,489,206
                                              ============          =============

Depreciation and Amortization:
    Total depreciation and amortization
      for reportable segments                     930,635              1,018,904
    Corporate depreciation and amortization       104,763                 78,737
                                               -----------        ---------------
    Total depreciation and amortization         1,035,398              1,097,641
                                               ===========          =============



                                                12/31/99               9/30/00
Assets:                                        ---------              ---------
    Total assets for reportable segments       16,703,042             26,748,550
    Cash & cash equivalents not allocated
      to segments                              36,361,621             27,762,378
    Other unallocated assets                      662,841                908,632
                                             ------------           ------------
    Total assets                               53,727,504             55,419,560
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

         During 1999 and 2000, Ibis experienced quarterly fluctuations due to the timing of implanter equipment sales and dependence on a limited number of customers. In addition, we previously used the percentage of completion method for recognizing revenue on implanter sales because there was significant engineering effort and milestone payments involved. Ibis is now building the implanters to stock and recognizes revenue upon shipment. Consequently each Ibis 1000 sale has a significant impact on revenue for the period in which it is shipped. We may also experience fluctuations in revenue due to shifts in customer demands during the various stages of the SIMOX-SOI adoption cycle and also as a result of the variety of wafer sizes and product demand placed on the finite number of Ibis 1000 systems producing wafers.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1999

         PRODUCT SALES. Wafer product sales increased $745,235 or 56%, to $2,066,965 for the third quarter ended September 30, 2000 from $1,321,730 for the third quarter ended September 30, 1999. The increase in product sales is primarily attributable to increased wafer sales to customers in Europe.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the third quarter ended September 30, 2000 to $47,520 from $155,401 for the third quarter ended September 30, 1999, a decrease of $107,881 or 69%. This decrease is primarily attributable to a decrease in revenues derived from government contracts, license revenues, and other services.

               EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue decreased to $407,103 for the third quarter ended september 30, 2000 from $3,205,071 for the third quarter ended september 30, 1999. This decrease is primarily attributable to lack of ibis 1000 implanter sales this quarter. Ibis previously used the percentage of completion method for recognizing revenue on implanter sales, which resulted in ibis recognizing revenue on a

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

portion of multiple implanters for the quarter ended September 30, 1999 compared to no revenue recognized on implanters for the quarter ended September 30, 2000. Field Service revenue accounted for $326,300 of equipment revenue for the third quarter ended September 30, 2000 as compared to $49,649 of equipment revenue for the third quarter ended September 30, 1999. Sales of spare parts accounted for $80,803 of equipment revenue for the third quarter ended September 30, 2000 as compared to $622,422 of equipment revenue for the third quarter ended September 30, 1999.

         TOTAL SALES AND REVENUE. Total sales and revenue for the third quarter ended September 30, 2000 was $2,521,588, a decrease of $2,160,614, or 46%, from total revenue of $4,682,202 for the third quarter ended September 30, 1999. This decrease resulted primarily from lack of implanter sales this quarter which was offset by increased product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the third quarter ended September 30, 2000 was $1,604,800, as compared to $1,122,360 for the third quarter ended September 30, 1999, an increase of $482,440 or 43%. Cost of contract and other revenue for the third quarter ended September 30, 2000 was $57,870, as compared to $138,981 for the third quarter ended September 30, 1999, a decrease of $81,111, or 58%. Cost of equipment revenue for the third quarter ended September 30, 2000 was $168,560 as compared to $2,384,458 for the third quarter ended September 30, 1999, a decrease of $2,215,898 or 93%. The gross margin for all sales was 27% for the third quarter ended September 30, 2000 as compared to 22% for the third quarter ended September 30, 1999. The increase in gross margin percentage is attributable to improved margins on wafer product sales and services. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the third quarter of 2000 as compared to the same quarter in the previous year, resulted in a positive impact on margins. Cost of contract and other revenue consists of labor and materials expended during the quarter. Contract margins can vary from year to year based on the type of contracts that Ibis enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter ended September 30, 2000 were $427,639 (or 17% of total revenue) as compared to $408,941 (or 9% of total revenue) for the third quarter ended September 30, 1999, an increase of $18,698, or 5%.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the third quarter ended September 30, 2000 were $400,117 (or 16% of total revenue) as compared to $261,516 (or 6% of total revenue) for the third quarter ended September 30, 1999, an increase of $138,601, or 53%. The increase in marketing and selling expenses is primarily a result of an increase in the number of customer support personnel, public relations, and product samples.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $743,593 or 193%, to $1,129,771 (or 45% of total revenue) for the third quarter ended September 30, 2000, as compared to $386,178 (or 8% of total revenue) for the third quarter ended September 30, 1999. The increase is primarily due to an increase in personnel and consultants hired for the Ibis design and development effort on our next generation oxygen implanter, the Ibis 2000, and increased material expenses on Ibis' wafer development program.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         LOSS FROM OPERATIONS. The loss from operations for the third quarter ended September 30, 2000 was $1,267,169 as compared to $20,232 for the third quarter ended September 30, 1999, an increase of $1,246,937, or 6,163%. The increase in loss from operations is primarily the result of lack of implanter equipment sales and the increase in operating expenses, which were partially offset by increased product sales.

         OTHER INCOME (EXPENSE). Total other income for the third quarter ended September 30, 2000 was $469,127 as compared to $306,882 for the third quarter ended September 30, 1999, an increase of $162,245, or 53%. The increase in total other income is primarily attributable to increased interest income earned primarily on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $798,042 for the third quarter ended September 30, 2000, as compared to income of $286,650 for the third quarter ended September 30 , 1999. The decrease of $1,084,692, or 378%, is primarily due to lack of implanter equipment sales and the increase in operating expenses, which were partially offset by increased product sales and interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         PRODUCT SALES. Wafer product sales increased $1,182,135, or 30%, to $5,152,330 for the nine months ended September 30, 2000 from $3,970,195 for the nine months ended September 30, 1999. The increase in product sales is primarily attributable to increased wafer sales by Ibis in Europe.

         CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the nine months ended September 30, 2000 to $381,700 from $555,487 for the nine months ended September 30, 1999, a decrease of $107,881 or 69%. This decrease is attributable to a decrease in revenues derived from government contracts, other services, and decreased license revenue.

         EQUIPMENT REVENUE. Equipment revenue decreased to $4,946,900 for the nine months ended September 30, 2000 from $9,711,809 for the nine months ended September 30, 1999. This decrease is attributable to the decreases in implanter equipment and spare parts sales which were partially offset by an increase in field service revenue. Ibis previously used the percentage of completion method for recognizing revenue on implanter sales, which resulted in Ibis recognizing revenue on a portion of multiple implanters in the first nine months of 1999 compared to revenue recognized on one full implanter in the first nine months of 2000. Field service revenue accounted for $469,400 of equipment revenue for the nine months ended September 30, 2000 as compared to $130,610 of equipment revenue for the nine months ended September 30, 1999. Sales of spare parts accounted for $547,500 of equipment revenue for the nine months ended September 30, 2000 as compared to $746,200 of equipment revenue for the nine months ended September 30, 1999.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         TOTAL SALES AND REVENUE. Total sales and revenue for the nine months ended September 30, 2000 was $10,480,930, a decrease of $3,756,561, or 26%, from total revenue of $14,237,491 for the nine months ended September 30, 1999. This decrease resulted primarily from decreased implanter equipment sales which was partially offset by increased product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of product sales for the nine months ended September 30, 2000 was $3,688,641, as compared to $3,509,006 for the nine months ended September 30, 1999, an increase of $179,635 or 5%. Cost of contract and other revenue for the nine months ended September 30, 2000 was $278,310, as compared to $361,935 for the nine months ended September 30, 1999, a decrease of $83,625, or 23%. Cost of equipment revenue for the nine months ended September 30, 2000 was $3,049,761 as compared to $6,937,189 for the nine months ended September 30, 1999, a decrease of $3,887,428 or 56%. The gross margin for all sales was 33% for the nine months ended September 30, 2000 as compared to 24% for the nine months ended September 30, 1999. The increase in gross margin percentage is primarily attributable to improved margins on products and equipment. The fundamental fixed cost nature of product sales, which was absorbed by a larger number of wafers sold during the first nine months of 2000 as compared to the same period in the previous year, resulted in a positive impact on margins. The equipment margin percentage increased primarily due to improved overhead absorption and favorable material spending. Cost of contract and other revenue consists of labor and materials expended during the period. Contract margins can vary from year to year based on the type of contracts that Ibis enters into. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 were $1,501,841 (or 14% of total revenue) as compared to $1,367,481 (or 10% of total revenue) for the nine months ended September 30, 1999, an increase of $134,360, or 10%. The increase is due to increases in payroll and payroll related expenses and professional services incurred in the nine months ended September 30, 2000.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the nine months ended September 30, 2000 were $1,255,649 (or 12% of total revenue) as compared to $714,298 (or 5% of total revenue) for the nine months ended September 30, 1999, an increase of $541,351, or 76%. The increase in marketing and selling expenses is primarily a result of an increase in the number of customer support personnel, and expenses related to public relations and product samples.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $2,188,759 or 188%, to $3,352,624 (or 32% of total revenue) for the nine months ended September 30, 2000, as compared to $1,163,865 (or 8% of total revenue) for the nine months ended September 30, 1999. The increase is primarily due to an increase in personnel and consultants hired for Ibis' design and development effort on our next generation oxygen implanter, the Ibis 2000, and increased material expenses on Ibis' wafer development program.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         INCOME (LOSS) FROM OPERATIONS. The loss from operations for the nine months ended September 30, 2000 was $2,645,896 as compared to income of $183,717 for the nine months ended September 30, 1999. The operating loss is due primarily to decreased implanter equipment sales and increased operating expenses, which were partially offset by increased product sales.

         OTHER INCOME. Total other income for the nine months ended September 30, 2000 was $1,454,627 as compared to $598,517 for the nine months ended September 30, 1999, an increase of $856,110, or 143%. The increase in total other income is primarily attributable to increased interest income earned primarily on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $1,191,269 for the nine months ended September 30, 2000, as compared to income of $782,234 for the nine months ended September 30, 1999. The decrease of $1,973,503, or 252%, is due primarily to decreased implanter equipment sales and increased operating expenses, which were partially offset by increased product sales and interest income.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, Ibis had cash and cash equivalents of $27,762,378, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 sale of 1,000,000 shares of Common Stock. During the nine months ended September 30, 2000, the Company generated $1,253,817 in cash from operating activities as compared to cash used by operations in the amount of $3,459,119 for the same period in 1999. Depreciation and amortization expense for the nine months ended September 30, 2000 and 1999 was $1,097,641 and $1,035,398, respectively. This accounted for 10% and 7% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the nine months ended September 30, 2000 was to fund additions to property and equipment which totaled $10,489,206. As of September 30, 2000, the Company had invested $26,634,241 in property and equipment. At September 30, 2000, Ibis had commitments to purchase approximately $4,789,728 in material or subassemblies to be used for manufacturing Ibis 1000 implanters and $809,655 in capital equipment purchases.

         We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs. Our existing cash resources together with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next 18 months. Management of Ibis currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters (in addition to our oxygen implanters currently on-line), the purchase of support equipment, the expansion of Ibis' facilities, and the design and development of the next generation oxygen implanter, the Ibis 2000. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The Company does not expect this to have a material impact on its financial condition or results of operations as the Company has complied with SAB 101.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation clarified the application of Opinion 25, among other issues:
(a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The adoption of this Interpretation did not have a material impact on its financial condition or results of operations.

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


Item 5 - OTHER INFORMATION

         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits furnished as Exhibits hereto:

                  3.1      Restated Articles of Organization

                  3.1.1 Articles of Amendment to the Restated Articles of Organization

                  3.1.2 Articles of Amendment to the Restated Articles of Organization

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on July 27, 2000 a Current Report on Form 8-K for the July 25, 2000 event announcing the final results for the second quarter ended June 30, 2000.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Ibis Technology Corporation


Date: November 6, 2000                 By:   /s/Debra L. Nelson
                                          --------------------------------
                                          Debra L. Nelson
                                          Chief Financial Officer,
                                          Treasurer and Clerk
                                          (principal financial and
                                          accounting officer)


Date: November 6, 2000                 By:   /s/Thomas F. Lacey
                                          --------------------------------
                                          Thomas F. Lacey
                                          Controller and Assistant Treasurer

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION                                                 PAGE
-----------              -----------                                                 ----

3.1               Restated Articles of Organization                                    20

3.1.1             Articles of Amendment to the Restated Articles of Organization       31

3.1.2             Articles of Amendment to the Restated Articles of Organization       35

27                Financial Data Schedule                                              39
