Form 10-K
period 2000-12-31
IBIS TECHNOLOGY CORP
filed 2001-03-21
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period                 to
                                   ---------------    ------------

                         Commission file number: 0-23150

                           IBIS TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 MASSACHUSETTS                          04-2987600
         (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       OF INCORPORATION OR ORGANIZATION)

        32 CHERRY HILL DRIVE, DANVERS, MA                 01923
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       Registrant's telephone number, including area code: (978) 777-4247

Securities registered pursuant to Section 12(b) of the Exchange Act:

       None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

       Common Stock, $.008 Par Value Per Share
       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 9, 2001 was $148,833,143 based on the last sale price as reported by the Nasdaq National Market System.

         As of March 9, 2001, the registrant had 8,361,972 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001.

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

         Ibis Technology Corporation ("Ibis") develops, manufactures and markets SIMOX-SOI implantation equipment and wafers for the worldwide semiconductor industry. SIMOX, which stands for Separation by IMplantation of Oxygen, is a form of silicon-on-insulator, or SOI, technology that creates an insulating barrier below the top surface of a silicon wafer. Our proprietary Ibis 1000 oxygen implanter produces SIMOX-SOI wafers by implanting oxygen atoms just below the surface of a silicon wafer to create a very thin layer of silicon dioxide between the thin operating region of the transistor at the surface and the underlying silicon wafer itself. The buried layer of silicon dioxide acts as an insulator for the devices fabricated on the surface of the silicon wafer and reduces the electrical current leakage which otherwise slows integrated circuit performance and increases the loss of power during circuit operation. Through this process our customers can produce integrated circuits which we believe offer significant advantages over circuits constructed on conventional silicon wafers. These advantages include:

          o substantially improved speed for microprocessors and other logic integrated circuits,

          o    reduced power consumption,

          o    reduced soft error rate, and

          o    higher temperature operation.

         Ibis believes these characteristics make SIMOX-SOI wafers, and the finished integrated circuits, well-suited for many commercial applications, including:

          o    servers and workstations,

          o    portable and desktop computers,

          o wireless communications and battery powered devices such as laptop computers, personal digital assistants and mobile phones,

          o    integrated optical components, and

          o    harsh environment electronics.

         Ibis began operations in 1988, producing four, five and six inch SIMOX-SOI wafers, mainly for military applications, on a NV-200 implanter manufactured by Eaton Corporation ("Eaton"). Since 1989, we have spent in excess of $20 million in developing our proprietary oxygen implanters (the Ibis 1000 and Ibis 2000, which is still in development) and advanced proprietary processing technologies which enable the production of SIMOX-SOI wafers capable of meeting the requirements of high volume commercial applications, including the production of eight inch (or 200 mm) wafers. The Ibis 1000 prototype, with proprietary beam scanning technology, became operational in 1993, permitting Ibis to begin producing wafers of this size. The first fully automated production version of the Ibis 1000 implanter was completed in May 1995, enabling volume production of high-quality SIMOX-SOI wafers. Since then, Ibis has constructed fourteen additional implanters for internal wafer production requirements and for customers. Additional implanters are currently under construction. In 1999, Ibis commenced a program to design and develop the Ibis 2000, an oxygen implanter which will be capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. Ibis believes that our demonstrated ability to supply high quality, competitively priced wafers and our increased wafer production capacity, together with substantial progress in our customers' development programs, are accelerating the acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications. Over the last several years, Ibis has focused on integrating SIMOX-SOI wafers into commercial applications, which have substantially higher volume potential than military applications, our initial target market. In 2000, substantially all of our sales of SIMOX-SOI wafers were for commercial applications and four of our customers utilized our SIMOX-SOI wafers in their commercial products. Many more of our customers are sampling SIMOX-SOI wafers or are developing prototype products.

         Ibis has sold SIMOX-SOI wafers to most of the world's leading commercial semiconductor manufacturers, including Advanced Micro Devices, Fujitsu, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola, National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, and Toshiba. These commercial shipments have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. The time to develop an integrated circuit on SIMOX-SOI is lengthy, sometimes twelve to thirty-six months. The cycle typically goes from initial sampling of SIMOX-SOI wafers to more intensive sampling, the manufacture of prototype integrated circuits, circuit process modifications, yield optimization, pilot production and finally to production. This is a normal cycle in the semiconductor industry for any new advanced material such as Ibis' SIMOX-SOI. In addition to semiconductor manufacturers, Ibis also sells SIMOX-SOI wafers to several optical components manufacturers. Bookham Technology, one of Ibis' largest customers, utilizes our SIMOX-SOI wafers for their patented active silicon integrated optical circuits process to manufacture integrated fiber-optic devices for broadband Internet and other optical network applications. In addition, during 2000, Ibis started sampling SIMOX-SOI wafers to several other optical components manufacturers, such as Lightcross, Lucent, NTT and Oki Electric. According to the Semiconductor Industry Association, the optoelectronics market is forecasted to grow from $9.8 billion in 2000 to $15 billion in 2003.

         Ibis believes that strategic alliances will play an important role in developing a worldwide commercial market for our SIMOX-SOI wafers. In September 1995, Ibis and Motorola entered into an agreement whereby Motorola provided funding to us to expand our SIMOX-SOI wafer production capacity to meet the requirements of Motorola for its commercial programs. The implanter that was constructed with this funding became operational in September 1996 and shipments to Motorola under the terms of this Agreement commenced shortly thereafter. Ibis also has a strategic alliance agreement with Mitsubishi Materials, under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. Ibis and Mitsubishi have collaborated on joint research and development focused on the commercial deployment of SIMOX-SOI technology for many years. In 1998, Mitsubishi Materials Silicon Corporation, a subsidiary of Mitsubishi Materials, purchased an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility of Ibis' SIMOX-SOI wafers. In July 1999, Ibis completed an agreement to license our standard and Advantox(R) SIMOX-SOI wafer process technology to Mitsubishi Materials Silicon Corporation. The agreement consists of an initial royalty fee and future royalties based on a percentage of Mitsubishi's SIMOX-SOI wafer sales.

         In January 2000, Ibis, Mitsubishi and Samsung Electronics entered into a joint development agreement to optimize SIMOX-SOI material for use in high performance CMOS SOI devices. In December 2000, Ibis entered into a royalty-bearing license agreement with IBM which gives Ibis the right to manufacture SIMOX-SOI wafers using IBM's licensed process. Also in February 2001, Ibis and MEMC Electronic Materials, Inc. ("MEMC") announced an alliance whereby beginning on April 1, 2001, MEMC will become a global sales representative for Ibis' SIMOX-SOI wafers and the primary supplier to Ibis of silicon substrate material. See "- Strategic Alliances and Patent and Proprietary Rights."

         In 1996, Ibis began selling its Ibis 1000 implanters to semiconductor manufacturers and in 1998 we experienced a significant increase in this area of our business. During 2000, Ibis experienced a shift from demand of implanters to demand of SIMOX-SOI wafers. This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production.

         Ibis was incorporated in Massachusetts on October 7, 1987 and commenced operations in January 1988. Ibis' executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923. Our telephone number is (978) 777-4247.

OUR STRATEGY

         Ibis is seeking to become the world leader in SOI technology with the quality, cost and size required for mainstream commercial applications. Our objective is to make our SIMOX-SOI wafers the preferred advanced materials substrate for mainstream commercial applications. Key elements of our strategy for achieving this objective include:

         CAPITALIZING ON A FUNDAMENTAL TREND IN SEMICONDUCTOR MANUFACTURING. Semiconductor manufacturers face an increasing demand for faster integrated circuit speed, reduced power consumption, immunity to soft errors and smaller chip size. These manufacturers typically prefer to satisfy these demands with minimal additions or modifications to their existing equipment base. Ibis believes SIMOX-SOI technology is a leading alternative to address this need. We plan to focus on our major key customers in the semiconductor industry who we expect to lead the way in the adoption of SIMOX-SOI technology. We plan to continue to focus a majority of our technical and marketing resources on these key customers and continue with our joint development activities with all of our customers.

         PURSUING STRATEGIC MARKETING, MANUFACTURING AND DISTRIBUTION ALLIANCES. We intend to continue to pursue relationships through which third parties could distribute some of our products or could assist us in research and development activities. As evidence of this strategy, we have entered into business development agreements or strategic alliances with MEMC, Mitsubishi Materials Silicon, Samsung Electronics, Motorola and Okmetic of Finland, a key European silicon supplier. In addition, we are pursuing the possibility of forming strategic partnerships with semiconductor capital equipment manufacturers, silicon wafer manufacturers and suppliers of components for our machines. We also intend to pursue partnerships which could give us the right to complementary technology and/or products.

         ENHANCING AND EXTENDING CURRENT PRODUCT OFFERINGS. We intend to use our technical expertise to expand our core product functionality, add products to our existing product line and further advance our process technology. We intend to capitalize on the technology embodied in the Ibis 1000 for our next generation oxygen implanter, the Ibis 2000, which will include 300 mm wafer size capability and enhancements to increase throughput and reduce production costs. We plan to introduce Advantox(R) MLD wafers which will be produced using IBM's licensed process. In addition, we continue to improve existing, and develop additional, SIMOX-Advantox(R)(R) products.

         INCREASING OUR SIMOX-SOI WAFER AND IMPLANTATION EQUIPMENT MANUFACTURING CAPACITY. This past year Ibis expanded into a second building in Danvers that effectively separated our two business segments: Implantation equipment design and manufacture and SIMOX wafer production. This transition has streamlined both our wafer and implanter manufacturing operations, while allowing us to expand capacity in both areas. We now have a 40,000 square foot facility dedicated to wafer operations and a 25,000 square foot facility dedicated to equipment development and manufacturing. We intend to bring additional implanters on-line at Ibis, as required by demand. In addition, we intend to further expand our facility and have secured 20,000 square feet of adjacent space.


MARKETING, SALES AND CUSTOMERS

         Ibis has entered into an alliance with MEMC and beginning April 1, 2001, MEMC will become an Ibis global sales representative for Ibis' SIMOX-SOI wafers. Ibis believes this alliance will allow us to capitalize on MEMC's demonstrated global expertise in the silicon industry. MEMC has a worldwide presence of well over 100 sales and applications personnel located in 14 sales offices around the world. In addition, MEMC operates manufacturing facilities directly, or through joint ventures, in Italy, Japan, Malaysia, South Korea, Taiwan and the United States. We believe that MEMC's proven technology leadership and 300 mm capability will build upon the foundation established by Ibis to promote the acceptance of our SIMOX and Advantox(R) products and the future adoption of 300 mm SIMOX. See "Business -- Strategic Alliances."

         Our sales personnel will focus on our two largest customers, optical components and MicroElectroMechanical Systems ("MEMS") manufacturers, as well supporting our strategic partners. Our objective in these broad-based sales efforts is to promote the adoption of SIMOX-SOI technology on an industry-wide basis.

         Overseas, we rely on our strategic partners to market and sell our products. We also have a strategic alliance with Mitsubishi Materials, under which Mitsubishi markets and sells our SIMOX-SOI wafers in Japan and the Pacific Rim. The purchase by Mitsubishi Materials Silicon of an Ibis 1000 oxygen implanter will establish SIMOX-SOI manufacturing capability in Japan to service this marketplace.

         The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended 1998, 1999 and 2000, as well as the percent of our revenue represented by these customers' purchases:

    CUSTOMER                  1998                           1999                          2000
    --------                  ----                           ----                          ----
                     DOLLARS        PERCENT         DOLLARS        PERCENT        DOLLARS         PERCENT
                     -------        -------         -------        -------        -------         -------
IBM                     $ 7,905       51%              $11,846       71%               $5,725       40%
Mitsubishi                4,419       29%                1,592       10%                1,045        7%
Bookham                     391        3%                1,234        7%                5,604       39%

         The sales to IBM in 1998, 1999 and 2000 and to Mitsubishi in 1998 resulted primarily from the sale of a total of six units of Ibis 1000 oxygen implanter equipment at a sale price of approximately $4,000,000 each. See Note 15 of Notes to Financial Statements for industry segment information.

         Set forth below is a list of some of our customers who have purchased our Ibis 1000 oxygen implanter machines or our SIMOX-SOI wafers, either directly from us or through a partner of ours:

              IBIS 1000 CUSTOMERS
              IBM
              Mitsubishi Materials Silicon

              WAFER CUSTOMERS OF OURS                WAFER CUSTOMERS OF OUR PARTNERS

              Advanced Micro Devices                 Fujitsu
              Allied Signal                          Matsushita
              Bookham Technology                     Mitsubishi Electric
              Cypress Semiconductor                  NEC
              Hewlett Packard                        Oki Electric
              Honeywell/Allied Signal                Sony
              Infineon                               Toshiba
              Intel
              IBM
              Lucent
              Maxim
              Micron
              Motorola
              Philips Semiconductor
              Samsung
              Sandia
              Sharp
              Texas Instruments
              TRAM
              TSMC
              UMC

         The growth of MEMS and optical device marketplaces have created new market opportunities for manufacturers of SIMOX-SOI wafers. Companies such as Lightcross, Opticnet and NTT are developing devices in silicon such as optical switches, multiplexers and attenuators. Ibis believes the tight silicon uniformity that SIMOX provides makes it well suited for these types of applications.

         Customers of Ibis that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 1998, 1999 and 2000, approximately 15%, 4% and 4%, respectively, of our product sales were generated by product sales to such customers.

         Sales to overseas customers in 1998, 1999 and 2000 were 32%, 18% and 48% of total revenue, respectively. In 1999, sales to Japan were 10% of total revenue, all of which was attributable to Mitsubishi. In 2000, sales to the United Kingdom were 39% of total revenue, most of which was attributable to Bookham Technology.

STRATEGIC ALLIANCES

         Ibis has entered into a number of strategic relationships which we believe enable us to better address our target market, to advance our technology more effectively, and to match our technical developments and production expansion to the needs of our key customers.

         In September 1995, Ibis and Motorola entered into a strategic business development agreement whereby Motorola advanced to Ibis the required funding to build an Ibis 1000 implanter. Under this agreement, the SIMOX-SOI wafer manufacturing capacity of this implanter is first dedicated to serving Motorola's production requirements until at least December 31, 2000, with cash price concessions to Motorola reflecting the amortization of the funding. Ibis had granted to Motorola a security interest in the implanter to secure Ibis' obligations to Motorola. Ibis and Motorola are currently evaluating the status of this agreement.

         In July 1994, Ibis entered into a business development agreement with Mitsubishi Materials under which Mitsubishi markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. The two companies are also collaborating on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications. In 1998, Mitsubishi Materials Silicon Corporation, a subsidiary of Mitsubishi Materials, purchased an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility of Ibis' SIMOX-SOI wafers. In July 1999, Ibis completed an agreement to license our standard and Advantox(R) SIMOX-SOI wafer fabrication process to Mitsubishi Materials Silicon Corporation. The agreement consisted of an initial royalty fee and future royalties based on a percentage of Mitsubishi's SIMOX-SOI wafer sales.

         In January 2000, Ibis, Samsung Electronics and Mitsubishi Materials entered into a joint development agreement to optimize Ibis' Advantox(R) SIMOX-SOI material for use in high performance CMOS SOI devices. Under the terms of the agreement, Samsung fabricated CMOS devices using Advantox(R) material to verify that enhancements made to the material resulted in improved reliability, device performance and other manufacturing benefits. Mitsubishi certified the Advantox(R)/SIMOX material parameters, supplied silicon substrates, and worked closely with Samsung on material characterization. Ibis supplied the Advantox(R) material. The initial phase of the program was extended due to the positive results that Samsung received on its CMOS devices fabricated on our Advantox(R) material.


         In December 2000, Ibis licensed from IBM the right to manufacture and sell SIMOX-SOI wafers, using IBM's proprietary SIMOX process, to IBM and to all other Ibis customers. Under the royalty-bearing license agreement, Ibis may use IBM's process to produce SIMOX-SOI wafers which Ibis will market as Advantox(R) MLD. Ibis has been working with IBM and other customers for many years to improve the quality and manufacturing standards of SIMOX wafers. This relationship gives Ibis an opportunity to combine our foremost SOI material with the leading production-proven process of record in the industry and make it available to all Ibis customers. A complementary product to Ibis' existing Advantox(R) product line,

Advantox(R) MLD wafers will be broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process. See "- Patents and Proprietary Rights."

         In February 2001, Ibis entered into an alliance with MEMC involving Ibis' entire SIMOX-SOI wafer product line, including Advantox(R) MLD. Beginning on April 1, 2001, MEMC will become a global sales representative for Ibis' SIMOX-SOI wafers and the primary supplier to Ibis of silicon substrate material. Ibis and MEMC have the option to expand the alliance to include joint research and development work or other forms of technical collaboration. The alliance also grants MEMC the right to license Ibis' SIMOX-SOI wafer technology and to purchase oxygen implanters manufactured by Ibis. Such rights are designed to provide MEMC with the option to produce and sell SIMOX-SOI wafers at some point in the future.

RESEARCH AND DEVELOPMENT

         Ibis has active research and development programs in both equipment and wafer process technology. Ibis' equipment engineers continually seek to refine and enhance the capabilities of the Ibis 1000. Current development projects are aimed at improving wafer quality with machine improvements, and increasing the level of systems automation and throughput capacity of the machine, thereby lowering the per wafer production cost. Our process engineers are attempting to enhance the range of potential commercial applications for Ibis' SIMOX-SOI wafers by (i) refining techniques to produce SIMOX-SOI wafers of higher quality,
(ii) developing new processes to produce SIMOX-SOI wafers with thinner buried oxide layers at lower cost and (iii) responding to specific customer requirements.

         During 1999, Ibis commenced a program to design and develop the next-generation oxygen implanter, the Ibis 2000. The proprietary Ibis 2000 is being designed to support the volume production of high quality SIMOX-SOI 200 mm and 300 mm wafers for the global semiconductor industry. We believe that the Ibis 2000 oxygen implanter will begin producing 300 mm wafers by the end of 2001 and will be ready for shipment in the first quarter of 2002. The Ibis 2000 duplicates the process environment of the Ibis 1000 to minimize process risks; however, it also employs several changes to improve throughput and reduce costs. Some of the improvements include increased beam current, improved wafer handling speed and modular construction of the system, which will enable improved serviceability and diagnostics, while simplifying the assembly and shipping of the machine. The Ibis 2000 will be bulkhead mounted in the clean room and will offer front-opening unified pod (FOUP) capability. In addition, Ibis believes the improved automation and operator-friendly controls will raise the overall productivity and afford ease-of-use. The Ibis 2000 will also offer extensive low-dose and low-energy capabilities, facilitating the manufacture of the Advantox(R) product portfolio introduced last year by Ibis.

         Early in 2000, Ibis undertook an ion source development program with the U.S. Department of Energy's Lawrence Berkeley National Laboratory. Under the terms of the agreement, Dr. Ka-Ngo Leung and his staff developed an ion source suitable for the Ibis 2000 SIMOX-SOI implanter. The ion source uses the RF inductive coupling technology developed in Dr. Leung's laboratory for high current injection of H+ ions into tokamak reactors for fusion research. The development is now complete and has resulted in an ion source with increased beam current and a reduction of debris caused by a molecular ion, thus increasing intervals between preventative maintenance on the beamline.

         During the fiscal years ended 1998, 1999 and 2000, Ibis' internally funded research and development expenses were approximately $1,972,000, $1,774,000 and $4,586,000, or 13%, 11% and 32% of the Company's revenues, respectively.

         Government sponsored research and development activities also comprise a part of our research and development effort. SIMOX-SOI technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant and high temperature defense and space-based systems. As a result of this government sponsored research and development, radiation-tolerant integrated circuits on Ibis-produced SIMOX-SOI wafers are now in production for commercial, military and space applications at Honeywell. During the fiscal years ended 1998, 1999 and 2000 revenues from government sponsored research and development contracts were approximately $836,000, $374,000 and $372,000, or 5%,

2% and 3% of Ibis' revenues, respectively. Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

         Government-sponsored research and development has focused on improving SIMOX-SOI manufacturing and characterization methods and developing new processes to ensure the availability of high quality SIMOX-SOI wafers which meet the requirements for commercial and military applications. The Small Business Innovative Research ("SBIR") program, which is the largest source of direct government support to Ibis, has funded development of advanced methods of SIMOX-SOI processing, resulting in improved fabrication and characterization of SIMOX-SOI materials, and has been supportive in developing a fundamental understanding of new processes which has been useful in new product development. Ibis has received SBIR contracts from ARPA, the Ballistic Missile Defense Organization, the Defense Special Weapons Agency, U.S. Army, the U.S. Air Force, the Department of Energy, National Science Foundation, National Aeronautical and Space Administration and the Strategic Defense Initiative Organization. Similarly, Ibis expects its cooperative research efforts with entities including the Naval Research Laboratory, the Microelectronics Research Laboratory, the National Institute of Standards, the Massachusetts Institute of Technology, University of Florida, University of Arizona and Arizona State University to yield benefits to our ongoing commercialization activities.

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

COMPETITION

         We believe we face three general sources of competition: (1) direct SIMOX-SOI competition, (2) competing SOI technologies, and (3) competing non-SOI technologies.

         Among direct SIMOX-SOI competitors, Ibis is presently the only U.S. manufacturer of SIMOX-SOI wafers. The first generation oxygen implanter, the NV-200, was produced by Eaton Corporation, which built a total of six. Of these six implanters, Ibis owned two which were removed from production in 1997. All Ibis SIMOX-SOI wafers are currently manufactured by Ibis on our proprietary second generation oxygen implanter, the Ibis 1000. We believe that the remaining four Eaton NV-200's are owned by Nippon Telephone and Telegraph ("NTT"), the Fraunhofer Institute, Nippon Steel, and SOITEC, and that only Nippon Steel uses this machine for commercial production, as opposed to research. Ibis believes that Axcelis (formerly a division of Eaton) has no plans to manufacture additional NV-200's. In 1995, Hitachi began marketing its oxygen implanter and, Ibis believes, has sold two to date, to Komatsu and Nippon Steel. Both Komatsu and Nippon Steel are marketing SIMOX-SOI material. We believe that, at this stage of the market's development, the availability of alternate sources of SIMOX-SOI wafers will help address customer concerns about the lack of available alternate sources of supply.

         The second source of competition for Ibis is the development of alternative SOI materials. The approach that competes with SIMOX is thin-film bonded SOI wafers. SOITEC, a French-based company that spun off from LETI, a French government research lab, uses a bonded method and has, to date, been the primary source of wafer product competition for Ibis. The thin-film bonded approach uses two silicon wafers, one or both having a thermally-grown oxide layer, which are first bonded together to form the silicon/silicon dioxide/silicon structure. A majority of one of the wafers is removed or separated from the double-wafer structure, and the remaining portion serves as the device layer of the SOI wafer. The most popular method is to transfer the thin layer using wafer splitting techniques, allowing the rest of the wafer to be reclaimed and reused. Regions of stress are first created using implantation and/or epitaxial growth. The wafer is split along the stress interface by the application of heat (SOITEC's Smartcut(R) process), a gas jet (Silicon Genesis' process), or a water jet (Canon's ELTRAN(R) process). Evidence to date suggests that both SIMOX and bonded wafers perform equally well. Ibis believes, however, that the SIMOX process results in a lower manufacturing cost. Ibis believes that, at this stage in the market's development, multiple SOI technologies will help supply wafers to the growing SOI market.

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

BACKLOG

         Ibis' backlog consists of written orders for SIMOX-SOI wafers to be delivered during 2000, equipment revenue to be recognized during 2000 and other contracts to be performed during 2000. As of February 28, 2001, the backlog was $1,017,000 in wafer orders, $353,000 in equipment related orders and approximately $384,000 in other contracts. This is compared with a backlog of approximately $2,172,000 in wafer orders, $1,288,000 in equipment orders and $774,000 in other contracts at February 28, 2000. Approximately 4% of the wafer backlog is for four-inch wafers, 78% is for six-inch wafers, and 18% is for eight-inch wafers. As customers of Ibis move from development and pilot production into volume production, we expect much of the increased demand will be for eight-inch wafers. Approximately 88% of the wafer backlog is comprised of orders from three customers of Ibis. All customer orders are subject to modification or cancellation by the customers.

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

         Ibis' beam scanning system sublicense agreement also grants us certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, we have entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid to Ibis a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by Ibis from sublicenses are to be shared on a substantially equal basis with the Company's sublicensor of the beam scanning system. As of December 31, 2000, Ibis had received approximately $1,109,000 in net license fees, after deducting amounts paid to the licensor.

         Ibis also obtained an exclusive license to technology that facilitates the presentation of wafers to ion beams developed by Superion Limited, a United Kingdom corporation. Through December 31, 2000, Ibis has paid $360,000 for license fees at the rate of $30,000 per implantation machine that has been manufactured by us. Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.

         During 1998, we entered into an equipment licensing and development agreement which gives the customer the right to a royalty-bearing, non-exclusive license to supplement our equipment manufacturing capacity. Ibis has received no royalties under this agreement.

         During 1999, Ibis completed an agreement to license its standard and Advantox(R) SIMOX-SOI wafer fabrication process to Mitsubishi Materials Silicon Corporation. The agreement consisted of an initial royalty fee and future royalties shall be payable based on a percentage of Mitsubishi's SIMOX-SOI wafer sales.

         During 2000, Ibis licensed from IBM the right to manufacture and sell SIMOX-SOI wafers, using IBM's proprietary SIMOX process, to IBM and to all other Ibis customers. Under the royalty-bearing license agreement, Ibis may use IBM's process to produce SIMOX-SOI wafers which Ibis will market as Advantox(R) MLD. A complementary product to Ibis' existing Advantox(R) product line, Advantox(R) MLD wafers will be broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process. Under the agreement Ibis grants IBM rights to Ibis patents utilized in the modified low dose ("MLD") process. Additionally, as part of the agreement Ibis granted IBM warrants to purchase Ibis common stock. See "Part II -- Item 5 - Recent Sales of Unregistered Securities."

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

         Pursuant to the terms of our government contracts, Ibis will be required to grant to the U.S. government a royalty-free non-exclusive worldwide license to any inventions claimed by us which were funded by the U.S. government.

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

         Ibis is subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in its operations and exposure of its personnel to occupational hazards. Although we believe that we have all permits necessary to conduct our business, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Ibis' future activities may result in our being subject to additional regulation. Such regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with regulations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances or to properly control other occupational hazards could subject it to substantial financial liabilities.

         Certain technologies associated with Ibis' implanters are subject to export regulations administered by the U.S. Department of Commerce. Accordingly, Ibis may be required to secure U.S. export licenses with respect to sales of implanters or transfers of technologies to end users in certain foreign countries. There can be no assurance that if necessary, Ibis will be able to secure such licenses in a timely manner, or at all.

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

         We manufacture our SIMOX-SOI wafers using conventional silicon wafers and a variety of chemicals and gases, all of which are available from multiple sources. We order the wafers, chemicals and gases pursuant to blanket purchase orders which generally may be modified or cancelled by us upon 60 days' prior notice to the vendor. In February 2001, Ibis and MEMC, a leading global producer of silicon wafers, entered into an alliance whereby beginning on April 1, 2001, MEMC will become the primary supplier of silicon substrate material to Ibis. Ibis is currently able to purchase its required supply of silicon wafers from its normal sources. In the periods of increasing demand in the semiconductor industry for silicon wafers, we cannot be sure that we will be able to purchase an adequate supply of such silicon wafers for manufacture of our products at or near current prices, if at all. Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on our business and results of operations.

EMPLOYEES

         As of February 28, 2001, Ibis employed 113 persons on a full-time basis, two people on a permanent part-time basis and four people on a contract or temporary basis. None of our employees are represented by a labor union and we believe our relations with our employees are good.

BUSINESS OUTLOOK

         This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding Ibis' belief in the accelerated acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications, the expected continued trend in the shift from demand of implanters to demand of SIMOX-SOI wafers, our intent to pursue further strategic relationships, partnerships and alliances with third parties, our intention to add products and advance our process technology including the introduction of Advantox(R) MLD wafers, the potential benefits of the agreement with MEMC, the anticipated production and shipping schedule for the Ibis 2000, the anticipated benefits of the Ibis 2000, and the sufficiency of our capital resources. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by Ibis on key customers (during 1998, 1999 and 2000, revenues from two customers averaged in the aggregate between 78% and 81% of our revenues, so that the loss of one or more of these major customers and the failure of the Ibis to obtain other sources of revenue could have a material adverse impact on us); the loss of the services of one or more of our key individuals, which could have a material adverse impact on Ibis; the dependence by Ibis on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on us; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than us; Ibis' lack of experience in producing commercial quantities of our products at acceptable costs; our ability to successfully complete the manufacture of our implanters and that these implanters will be accepted by our customers; Ibis' ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of our products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected our sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on our business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

ITEM 2. DESCRIPTION OF PROPERTY

         Ibis' corporate office and manufacturing facilities are located at leased facilities in Danvers, Massachusetts. In 2000, we opened our second building in Danvers, which effectively separated our two business segments:
Implantation equipment design and manufacture and SIMOX wafer production. This transition has been very beneficial to Ibis in that it has streamlined both our wafer and implanter manufacturing operations, while allowing us to expand capacity in both areas. We now have a 40,000 square foot facility dedicated to wafer operations which includes modernized cleanrooms that contain a total of 9 implanters, upgraded metrology equipment and state-of-the-art cleaning equipment. Currently the cleanrooms are capable of accommodating five more implanters. The other 25,000 square foot facility, is dedicated to implantation equipment design and manufacturing. The leases expire on May 31, 2005 and contain options to renew for five years. Ibis has also secured an additional 20,000 square feet of adjacent space for future expansion.

ITEM 3. LEGAL PROCEEDINGS

         Ibis is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against us of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Ibis' Common Stock began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock or any other securities of Ibis. On April 4, 1996, Ibis commenced trading on the Nasdaq National Market System. Our Common Stock is traded under the symbol "IBIS." The following tables set forth, for 1999 and 2000, the high and low closing prices for the Common Stock as reported by the Nasdaq National Market System.

                                                                   COMMON STOCK
                                                                 HIGH          LOW
          1999:
               First Quarter..........................          $ 19.63       $ 9.88
               Second Quarter.........................          $ 33.50       $17.25
               Third Quarter..........................          $ 37.13       $25.13
               Fourth Quarter.........................          $ 55.63       $35.38
          2000:
               First Quarter..........................          $125.00       $44.00
               Second Quarter.........................          $ 82.00       $29.50
               Third Quarter..........................          $ 61.88       $32.25
               Fourth Quarter.........................          $ 41.00       $11.44

STOCKHOLDERS

         As of March 9, 2001, there were approximately 125 stockholders of record of the 8,361,972 outstanding shares of Common Stock and approximately 11,000 beneficial owners of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2000, Ibis issued to IBM warrants to purchase 200,000 shares of Ibis' Common Stock in connection with a license agreement, patent license agreement and other related agreements between Ibis and IBM. The warrants were immediately exercisable for a term of five (5) years at an exercise price of $22.30 per share. No person acted as an underwriter with respect to this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

ITEM 6.  SELECTED FINANCIAL DATA


         The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 2000, are derived from the financial statements of Ibis, which financial statements have been audited by KPMG LLP, independent certified public accountants. The audited balance sheets at December 31, 2000 and 1999 and the related statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2000 and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with Ibis' financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                                    YEARS ENDED DECEMBER 31,
                                                1996         1997             1998         1999         2000
                                                ----         ----             ----         ----         ----
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales.......................      $    4,766     $     3,389     $   3,149    $   5,282    $  8,173
Contract and other revenue..........             887           2,831         1,087        1,257         533
Equipment revenue...................           3,800             454        11,230       10,064       5,769
                                          ----------     -----------     ---------    ---------    ---------
  Total revenue.....................           9,453           6,674        15,466       16,603      14,475
                                          ----------     -----------     ---------    ---------    ---------
Cost of product sales...............           4,042           4,827         4,581        4,644       5,824
Cost of contract and other revenue..             320           2,143           976          443         388
Cost of equipment revenue...........           2,625             311         7,347        7,242       3,482
                                          ----------     -----------     ---------    ---------    ---------
  Total cost of revenue.............           6,987           7,281        12,904       12,329       9,694
                                          ----------     -----------     ---------    ---------    ---------
  Gross profit (loss)...............           2,466            (607)        2,562        4,274       4,781
                                          ----------     -----------     ---------    ---------    ---------
Operating expenses:
  General and administrative........           1,423           1,724         1,823        1,787       1,998
  Marketing and selling.............             515             466           470        1,016       1,640
  Research and development..........           1,477           1,435         1,972        1,774       4,587
                                          ----------     -----------     ---------    ---------    ---------
  Total operating expenses..........           3,415           3,625         4,265        4,577       8,225
                                          ----------     -----------     ---------    ---------    ---------
  Loss from operations..............            (949)         (4,232)       (1,703)        (303)     (3,444)
                                          ----------     -----------     ---------    ---------    ---------
Total other income..................             110             296           538        1,140       1,943
Income (loss) before income taxes...            (839)         (3,936)       (1,165)         837      (1,501)
Income tax expense..................              (1)             (1)           (1)         (10)         (1)
                                          ----------     -----------     ---------    ---------    ---------
Net income (loss)...................      $     (840)    $    (3,937)    $  (1,166)   $     827    $ (1,502)
                                          ==========     ===========     =========    ==========   =========
Net income (loss) per common
  share(1)..........................      $     (.18)    $      (.69)    $    (.17)   $     .11    $   (.18)
                                          ==========     ===========     =========    ==========   =========
Weighted average common shares
  outstanding....................              4,722           5,710         6,760        7,404       8,286


                                                                      AS OF DECEMBER 31,
                                          -------------------------------------------------------------------
                                              1996           1997            1998         1999         2000
                                              ----           ----            ----         ----         ----
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ....................      $    8,068     $    17,249     $  16,831    $  43,309    $ 35,285
Total assets........................          19,542          24,918        24,307       53,728      56,299
Long-term debt, less current portion             973             499            40           30          18
Total liabilities...................           5,178           4,161         3,698        5,347       6,780
Stockholders' equity................          14,364          20,757        20,609       48,381      49,519

------------------
(1) Computed on the basis described for net earnings (loss) per common share in
Note 2(g) of Notes to Financial Statements.

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

         Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and sales of Ibis 1000 implanters. In 2000, substantially all of our wafer sales were for commercial applications and four of our customers utilized our SIMOX-SOI wafers in their products. Many more of our customers are sampling SIMOX-SOI wafers or are developing prototype products.

         To date, most of our customers have purchased wafers for the purpose of characterizing and evaluating the wafers, developing prototype products or for pilot production. Thus, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature.

         In 1996, Ibis began selling its Ibis 1000 implanters to semiconductor manufacturers and in 1998 we experienced a significant increase in this area of our business. However, during 2000, Ibis experienced a shift from demand for implanters to demand for SIMOX-SOI wafers. This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. For the fiscal years ending December 31, 1999 and December 31, 2000, Ibis recognized revenue on the sale of implanters using the percentage-of-completion method and upon delivery, respectively.

         Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of receipt of equipment orders and dependence on a limited number of customers. We may continue to experience fluctuations in revenue due to equipment sales and shifts in customer demands during various stages of the SIMOX-SOI sales cycle.

         During the fourth quarter of 2000, approximately four of our Ibis 1000 oxygen implanters were used to generate SIMOX-SOI wafer sales and three implanters were used for non-revenue generating activities, such as research and development. Ibis currently has ten Ibis 1000 oxygen implanters, including those customer owned.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         PRODUCT SALES. Wafer product sales increased to $8,173,095 for the fiscal year ended December 31, 2000, an increase of $2,890,930 or 55% from $5,282,165 for the fiscal year ended December 31, 1999. The increase in product sales is attributable to increased wafer sales by Ibis in Europe, primarily from one customer who is using Ibis' SIMOX-SOI wafers in its commercial products. Sales by Ibis in the United States and Japan decreased overall during this twelve-month period. Ibis shipped approximately 30,000 wafers in 2000 compared to 17,000 shipped in 1999.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization services and other services. Contract and other revenue decreased for the fiscal year ended December 31, 2000 to $532,395 from $1,257,235 for the fiscal year ended December 31, 1999, a decrease of $724,840 or 58%. This decrease is primarily due to the fact that in 1999,

Ibis recognized license revenue in the form of a one time initial royalty fee in connection with an agreement to license its standard and Advantox(R) SIMOX-SOI wafer fabrication process.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from the sale of Ibis 1000 implanters, sales of spare parts and field service revenue. Equipment revenue decreased to $5,769,393 for the fiscal year ended December 31, 2000 from $10,063,622 for the fiscal year ended December 31, 1999, a decrease of $4,294,229 or 43%. This decrease is attributable to decreases in implanter and spare parts sales which were partially offset by an increase in field service revenue. During 2000, Ibis experienced a shift from demand for implanters to demand for SIMOX-SOI wafers. This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. Field service revenue accounted for $474,670 or 8% of equipment revenue for the fiscal year ended December 31, 2000 as compared to 2% of equipment revenue for the fiscal year ended December 31, 1999. Sales of spare parts accounted for $572,723 or 10% of equipment revenue for the fiscal year ended December 31, 2000 as compared to $1,057,514 or 11% of equipment revenue for the fiscal year ended December 31, 1999.

         TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 2000 was $14,474,883, a decrease of $2,128,139 or 13% from $16,603,022 for the fiscal year ended December 31, 1999. The decrease is due to decreases in equipment revenue and contract and other revenue which were partially offset by an increase in product sales.

         COST OF PRODUCT SALES. Cost of product sales for the fiscal year ended December 31, 2000 was $5,824,160, as compared to $4,643,421 for the fiscal year ended December 31, 1999, an increase of $1,180,739 or 25%. The gross margin from product sales for the fiscal year ended December 31, 2000 was 29%, as compared to a gross margin of 12% for the fiscal year ended December 31, 1999. The gross margin on wafer product sales improved significantly due to the increased volume of wafers sold.

         COST OF CONTRACT AND OTHER REVENUE. Cost of contract and other revenue consists of labor and materials expended in performing contract services. There were no costs associated with the license revenue recognized. The cost of contract and other revenue for the fiscal year ended December 31, 2000 was $388,320, as compared to $443,078 for the fiscal year ended December 31, 1999, a decrease of $54,758 or 12%. The decrease is a result of lower costs associated with contract and other revenue.

         COST OF EQUIPMENT REVENUE. The cost of equipment revenue represents all costs related to the implanters sold, the cost of spare parts and the cost to provide field service. The cost of equipment revenue for the fiscal year ended December 31, 2000 was $3,481,516, as compared to $7,242,126 for the fiscal year ended December 31, 1999, a decrease of $3,760,610 or 52%. The lower cost of equipment revenue is a result of decreased equipment revenue.

         TOTAL COST OF REVENUE. Total cost of revenue for the fiscal year ended December 31, 2000 was $9,693,996, as compared to $12,328,625 for the fiscal year ended December 31, 1999, a decrease of $2,634,629 or 21%. This decrease is due to decreases in the cost of equipment revenue and contract revenue, which were partially offset by an increase in cost of product sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 2000 were $1,998,302 (14% of total revenue) as compared to $1,787,821 (11% of total revenue) for the fiscal year ended December 31, 1999, an increase of $210,481 or 12%. This is primarily a result of an increase in personnel and professional service fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 2000 were $1,639,845 (11% of total revenue) as compared to $1,015,843 (6% of total revenue) for the fiscal year ended December 31, 1999, an increase of $624,002 or 61%. The increase in marketing and sales expenses is primarily a result of an increase in the number of customer support personnel, and public relations and product sample expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $2,812,364 or 159% to $4,586,375 (32% of total revenue) for the fiscal year ended December 31, 2000 from $1,774,011 (11% of total revenue) for the fiscal year ended December 31, 1999. This increase is primarily due to an increase in personnel and consultants hired for the design and development effort on our next generation oxygen implanter, the Ibis 2000, and increased material expenses on Ibis' SIMOX-SOI wafer development program.

         LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 2000 was $3,443,635, as compared to a loss from operations of $303,278 for the fiscal year ended December 31, 1999. The increase in the loss from operations of $3,140,357 or 1,036% is a result of decreases in equipment revenue and contract and other revenue and an increase in operating expenses, which were partially offset by increased wafer product sales.

         OTHER INCOME. Total other income for the fiscal year ended December 31, 2000 was $1,943,024 as compared to $1,140,663 for the fiscal year ended December 31, 1999. The increase in total other income of $802,361 or 70% is attributable to increased interest income earned on the cash balance and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $1,500,611 for the fiscal year ended December 31, 2000, as compared to income of $837,385 for the fiscal year ended December 31, 1999. The loss before income taxes is a result of decreases in equipment revenue and contract and other revenue and an increase in operating expenses. These were partially offset by increased wafer product sales and interest income.

         As of December 31, 2000, the Company had federal net operating loss and general business credit carryforwards of approximately $27,235,000 and $598,000, respectively, for tax purposes expiring through 2020. As a result of the public stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a change of ownership within the meaning of Sec. 382(g) of the Internal Revenue Code occurred. As a result of this ownership change, the net operating loss carryforward utilization is limited to approximately $1,500,000 per year, which limitation, if not utilized, can be carried forward to future years.

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

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the fiscal year ended December 31, 1999 to $1,257,235 from $1,087,434 for the fiscal year ended December 31, 1998, an increase of $169,801 or 16%. This increase is attributable to license revenue recognized in 1999 in connection with an agreement to license its standard and Advantox(R) SIMOX-SOI wafer fabrication process. This was offset by a decrease in governmenT contract revenue.

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

         TOTAL REVENUE. Total revenue for the fiscal year ended December 31, 1999 was $16,603,022, an increase of $1,136,953 or 7% from $15,466,069 for the fiscal year ended December 31, 1998. The increase is due to increases in wafer product sales and license revenue which were partially offset by a decrease in equipment revenue.

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

         COST OF CONTRACT AND OTHER REVENUE. The cost of contract and other revenue for the fiscal year ended December 31, 1999 was $443,078, as compared to $976,082 for the fiscal year ended December 31, 1998, a decrease of $533,004 or 55%. The decrease is a result of a decrease in government contract work. Cost of contract and other revenue consists of labor and materials expended in performing contract services. There are no costs associated with the license revenue recognized.

         COST OF EQUIPMENT REVENUE. The cost of equipment revenue for the fiscal year ended December 31, 1999 was $7,242,126, as compared to $7,346,592 for the fiscal year ended December 31, 1998, a decrease of $104,466 or 1%. Cost of equipment revenue decreased due to lower equipment revenue.

         TOTAL COST OF REVENUE. Total cost of revenue for the fiscal year ended December 31, 1999 was $12,328,625, as compared to $12,903,814 for the fiscal year ended December 31, 1998, a decrease of $575,189 or 5%. This decrease is due to decreases in the cost of equipment revenue and contract revenue, which were partially offset by an increase in cost of product sales.

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

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $197,723 or 10% to $1,774,011 (11% of total revenue) for the fiscal year ended December 31, 1999 from $1,971,734 (13% of total revenue) for the fiscal year ended December 31, 1998. This decrease is primarily due to decreases in material expenses. In 1998, the Company introduced a new wafer product line, Advantox(R) which resulted iN increased material expenses for the year.

         LOSS FROM OPERATIONS. The loss from operations for the fiscal year ended December 31, 1999 was $303,278, as compared to a loss from operations of $1,702,768 for the fiscal year ended December 31, 1998. The decrease in the loss from operations of $1,399,490 or 82% is a result of increases in wafer product sales and license revenue which were partially offset by a decrease in equipment revenue and an increase in operating expenses.

         OTHER INCOME (EXPENSE). Total other income for the fiscal year ended December 31, 1999 was $1,140,663 as compared to $538,064 for the fiscal year ended December 31, 1998. The increase in total other income of $602,599 or 112% is primarily attributable to increased interest income earned on the proceeds from the August 1999 public stock offering and reduced interest expense on capitalized leases.

         INCOME (LOSS) BEFORE INCOME TAXES. The income before income taxes was $837,385 for the fiscal year ended December 31, 1999, as compared to a loss of $1,164,704 for the fiscal year ended December 31, 1998. The decrease in the loss before income taxes of $2,002,089 or 172% is a result of increases in product sales license revenue and other income which were partially offset by a decrease in equipment revenue and an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, Ibis had cash and cash equivalents of $26,366,299, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 public sale of 1,000,000 shares of Common Stock. During the fiscal year ended December 31, 2000, Ibis generated $884,186 in cash from operating activities as compared to cash used in operations in the amount of $1,700,668 in 1999. Depreciation and amortization expense for the fiscal years ended December 31, 2000 and 1999 was $1,662,538 and $1,310,896, respectively. This accounted for 11% and 8% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the fiscal year ended December 31, 2000 was to fund additions to property and equipment which totaled approximately $11 million. As of December 31, 2000, we had invested $27,356,722 in property and equipment. At December 31, 2000, Ibis had commitments to purchase approximately $4,242,652 in material or subassemblies to be used for manufacturing Ibis 1000 implanters and approximately $921,000 in capital equipment purchases.

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

         We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs. Our existing cash resources together with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next eighteen months. Management of Ibis currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters, the purchase of support equipment, the expansion of Ibis' facilities and the design and development of the next generation oxygen implanter, the Ibis 2000. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand.

EFFECTS OF INFLATION

         Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Ibis does not expect this to have a material impact on its financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. Ibis does not expect this to have a material impact on its financial condition or results of operations as Ibis has complied with SAB 101.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           IBIS TECHNOLOGY CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

                                                                          PAGE
                                                                         NUMBER
Independent Auditors' Report......................................         22
Balance Sheets as of December 31, 1999 and 2000...................         23
Statements of Operations for the Years Ended
       December 31, 1998, 1999 and 2000...........................         24
Statements of Stockholders' Equity for the Years Ended
       December 31, 1998, 1999 and 2000...........................         25
Statements of Cash Flows for the Years Ended December 31,
       1998, 1999 and 2000........................................         26
Notes to Financial Statements.....................................         27


Schedule:


Schedule II - Valuation and Qualifying Accounts...................        S-1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Ibis Technology Corporation:

         We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                              KPMG LLP

Boston, Massachusetts
February 2, 2001

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                                                         1999               2000
                                                                         ----               ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................   $   36,361,621     $   26,366,299
  Accounts receivable, trade, net (notes 3 and 14).............        3,585,824          1,209,916
  Unbilled revenue.............................................        1,469,215            510,500
  Inventories (note 4).........................................        6,876,002         10,932,859
  Prepaid expenses and other current assets....................          333,742            326,103
                                                                  --------------     --------------
          Total current assets.................................       48,626,404         39,345,677
                                                                  --------------     --------------
Property and equipment (notes 5 and 7).........................       14,346,200         25,416,692
  Less: Accumulated depreciation and amortization..............       (9,370,156)       (10,875,048)
                                                                  --------------     --------------
          Net property and equipment...........................        4,976,044         14,541,644
Patents and other assets, net (notes 6 and 7)..................          125,056          2,411,203
                                                                  --------------     --------------
          Total assets.........................................   $   53,727,504     $   56,298,524
                                                                  ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Capital lease obligation, current (note 7)...................   $        9,557     $       11,593
  Accounts payable.............................................        1,624,451          1,046,960
  Accrued liabilities (note 8).................................        2,148,755          2,718,240
  Deferred revenue (note 9)....................................        1,534,369          2,984,094
                                                                  --------------     --------------
          Total current liabilities............................        5,317,132          6,760,887
Capital lease obligation, noncurrent (note 7)..................           30,073             18,479
                                                                  --------------     --------------
          Total liabilities....................................        5,347,205          6,779,366
                                                                  --------------     --------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 9 AND 14)

STOCKHOLDERS' EQUITY (NOTES 12 AND 13):
  Undesignated preferred stock, $.01 par value.
    Authorized 2,000,000 shares; none issued...................               --                 --
  Common stock, $.008 par value.
    Authorized 50,000,000 shares; issued 8,172,800 shares and
    8,342,709 shares in 1999 and 2000, respectively............           65,382             66,742
  Additional paid-in capital...................................       63,543,777         66,183,143
  Accumulated deficit..........................................      (15,228,860)       (16,730,727)
                                                                  --------------     --------------
          Total stockholders' equity...........................       48,380,299         49,519,158
                                                                  --------------     --------------
          Total liabilities and stockholders' equity...........   $   53,727,504     $   56,298,524
                                                                  ===============    ==============



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                      1998              1999                2000
                                                                      ----              ----                ----
Product sales.............................................      $   3,148,783       $  5,282,165       $  8,173,095
Contract and other revenue (note 10)......................          1,087,434          1,257,235            532,395
Equipment revenue.........................................         11,229,852         10,063,622          5,769,393
                                                                -------------       ------------      -------------

          Total sales and revenue (note 14)...............         15,466,069         16,603,022         14,474,883
                                                                -------------       ------------      -------------


Cost of product sales.....................................          4,581,140          4,643,421          5,824,160
Cost of contract and other revenue........................            976,082            443,078            388,320
Cost of equipment revenue.................................          7,346,592          7,242,126          3,481,516
                                                                -------------       ------------      -------------
          Total cost of sales and revenue.................         12,903,814         12,328,625          9,693,996
                                                                -------------       ------------      -------------
          Gross profit....................................          2,562,255          4,274,397          4,780,887
                                                                -------------       ------------      -------------
Operating expenses:
  General and administrative..............................          1,823,001          1,787,821          1,998,302
  Marketing and selling...................................            470,288          1,015,843          1,639,845
  Research and development................................          1,971,734          1,774,011          4,586,375
                                                                -------------       ------------      -------------
          Total operating expenses........................          4,265,023          4,577,675          8,224,522
                                                                -------------       ------------      -------------
          Loss from operations............................         (1,702,768)          (303,278)        (3,443,635)
                                                                -------------       ------------      -------------
Other income (expense):
  Interest income.........................................            652,305          1,154,598          1,956,664
  Interest expense........................................           (114,241)           (43,280)           (10,031)
  Other...................................................                 --             29,345             (3,609)
                                                                -------------       ------------      -------------
          Total other income..............................            538,064          1,140,663          1,943,024
                                                                -------------       ------------      -------------

          Income (loss) before income taxes...............         (1,164,704)           837,385         (1,500,611)

Income tax expense (note 11)..............................              1,256             10,256              1,256
                                                                -------------       ------------      -------------

          Net income (loss)...............................      $  (1,165,960)      $    827,129      $  (1,501,867)
                                                                =============       ============      =============

Net income (loss) per common share:
Basic.....................................................      $       (0.17)      $       0.11      $       (0.18)
                                                                =============       ============      =============
Diluted...................................................      $       (0.17)      $       0.11      $       (0.18)
                                                                =============       ============      =============

Weighted average number of common shares outstanding:
Basic.....................................................          6,759,870          7,403,803          8,285,893
                                                                =============       ============      =============
Diluted...................................................          6,759,870          7,818,151          8,285,893
                                                                =============       ============      =============


                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                       ADDITIONAL                         TOTAL
                                          COMMON        PAID-IN         ACCUMULATED    STOCKHOLDERS'
                                           STOCK        CAPITAL           DEFICIT        EQUITY


BALANCES AT DECEMBER 31, 1997..........  $  53,030   $  35,593,999      $ (14,890,029)  $ 20,757,000

Exercise of stock options..............      1,334       1,002,691                 --      1,004,025
Exercise of warrants...................        504          13,374                 --         13,878
Net loss...............................         --              --         (1,165,960)    (1,165,960)
                                        ----------   -------------      -------------   ------------

BALANCES AT DECEMBER 31, 1998..........     54,868      36,610,064        (16,055,989)    20,608,943

Exercise of stock options..............      2,386       1,401,877                 --      1,404,263
Exercise of warrants...................        128           1,837                 --          1,965
Common stock issued, net of issuance
costs..................................      8,000      25,529,999                 --     25,537,999
Net income.............................         --              --            827,129        827,129
                                        ----------   -------------      -------------   ------------

BALANCES AT DECEMBER 31, 1999..........     65,382      63,543,777        (15,228,860)    48,380,299

Exercise of stock options..............        960         670,865                 --        671,825
Employee Stock Purchase Plan...........        113         165,393                 --        165,506
Exercise of warrants...................        287          23,108                 --         23,395
Issuance of warrants...................         --       1,780,000                 --      1,780,000
Net loss...............................         --              --         (1,501,867)    (1,501,867)
                                        ----------   -------------      -------------   ------------

BALANCES AT DECEMBER 31, 2000.......... $   66,742   $  66,183,143       $(16,730,727)  $ 49,519,158
                                        ==========   =============       ============   ============



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                1998              1999             2000
                                                                ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................... $  (1,165,960)       $  827,129    $  (1,501,867)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization......................     1,671,413         1,310,896        1,662,538
     Gain (loss) on sale of equipment...................            --             2,550           (3,609)
     Changes in operating assets and liabilities:
       Accounts receivable, trade.......................       374,548        (3,182,013)       2,375,908
       Unbilled revenue.................................    (2,217,837)          979,112          958,715
       Inventories......................................     1,758,003        (3,754,918)      (4,056,857)
       Prepaid expenses and other current assets........       116,729           (39,512)           7,639
       Accounts payable.................................      (280,260)        1,213,386         (577,491)
       Accrued liabilities and deferred revenue.........       243,731           942,702        2,019,210
                                                         -------------     -------------    -------------
          Net cash provided by (used in) operating
                activities..............................       500,367        (1,700,668)         884,186
                                                         -------------     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net..............    (1,645,607)       (1,171,192)     (11,211,689)
  Other assets..........................................        63,216           (22,854)        (518,987)
                                                         -------------     -------------    -------------
          Net cash used in investing activities.........    (1,582,391)       (1,194,046)     (11,730,676)
                                                         -------------     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations.................      (426,336)         (507,258)          (9,558)
  Proceeds from sales of common stock, net of
      issuance costs....................................            --        25,537,999               --
  Exercise of stock options, warrants
      and Employee Stock Purchase Plan..................     1,017,903         1,406,228          860,726
                                                         -------------     -------------    -------------
          Net cash provided by financing activities.....       591,567        26,436,969          851,168
                                                         -------------     -------------    -------------
          Net increase (decrease) in cash and cash
                 equivalents............................      (490,457)       23,542,255       (9,995,322)
Cash and cash equivalents, beginning of year............    13,309,823        12,819,366       36,361,621
                                                         -------------     -------------    -------------
Cash and cash equivalents, end of year.................. $  12,819,366     $  36,361,621    $  26,366,299
                                                         =============     =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest................ $     364,241     $      43,280    $      10,031
                                                         =============     =============    =============
Supplemental disclosures of noncash investing and
  financing activities:
   Capital lease obligations incurred................... $      66,447     $          --    $          --
                                                         =============     =============    =============
   Issuance of warrants for license..................... $          --     $          --    $   1,780,000
                                                         =============     =============    =============



                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


(1) NATURE OF BUSINESS AND ORGANIZATION

         Ibis Technology Corporation (the "Company") was incorporated in October 1987 for the purpose of supplying silicon-on-insulator (SOI) wafers formed by SIMOX (Separation by Implantation of Oxygen) technology. SIMOX-SOI wafers are manufactured by the Company using a specialized oxygen ion implanter, which was developed and manufactured by the Company and is integrated with other specialized processes and characterization equipment. The Company is the leading manufacturer of high current oxygen implanters and began selling these oxygen implanters in 1996.

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

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         (d) PATENTS AND OTHER ASSETS

         Other assets consist principally of deposits, prepaid royalties and licenses. Patents and prepaid royalties are amortized over five years using the straight-line method. Licenses are amortized over seven years using the straight-line method.

         (e) REVENUE RECOGNITION

         Product sales and the sales of spare parts are recognized upon shipment. For equipment sales, the Company previously used the percentage-of-completion method for recognizing revenue because there were significant engineering effort and milestone payments involved. The Company is now building its equipment to stock and recognizes revenue upon shipment. Revenue derived from services is recognized upon performance. Contract revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable

                           IBIS TECHNOLOGY CORPORATION
under the terms of the contract. These amounts are billable based on the terms of the contract, which can include shipment of the product, achievement of milestones or completion of the contract.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000 the SEC announced that the effective date of SAB 101 was delayed until the quarter ended December 31, 2000. The Company does not expect this to have a material impact on its financial condition or results of operations as the Company has complied with SAB 101.

         Government contracts are performed under negotiated overhead rates and are subject to audit and retroactive adjustments of amounts paid to the Company.

         (f) RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred. Research and development costs funded by contracts are included as a component of contract revenue.

         (g) NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for 1998 and 2000, common stock equivalents of 246,537 and 471,969 for the years ended December 31, 1998, and 2000, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for 1998 and 2000.

         The reconciliation of the denominators of the basic and diluted net income (loss) per common share for the Company's net income (loss) is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                              1998              1999                 2000
                                                              ----              ----                 ----

Basic net income (loss).................................. $ (1,165,960)     $    827,129        $  (1,501,867)
                                                          ============      ============        =============
Weighted average common shares outstanding-
  basic..................................................    6,759,870         7,403,803            8,285,893
Net additional common shares upon assumed
  exercise of stock options and warrants.................           --           414,348                   --
                                                          ------------      ------------        -------------
Weighted average common shares outstanding
  diluted................................................    6,759,870         7,818,151            8,285,893
                                                          ============      ============        =============
Net income (loss) per common share
  Basic.................................................. $      (0.17)     $       0.11        $       (0.18)
                                                          ============      ============        =============
  Diluted................................................ $      (0.17)     $       0.11        $       (0.18)
                                                          ============      ============        =============

         (h) ISSUANCE COSTS

         Issuance costs of common stock are netted against additional paid-in capital.

                           IBIS TECHNOLOGY CORPORATION

         (i) USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

         (j) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying amount of these financial instruments approximates fair value.

         (k) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Ibis does not expect these statements to have a material impact on its financial condition or results of operations.

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

                           IBIS TECHNOLOGY CORPORATION

(3) ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31:

                                                                      1999              2000
                                                                      ----              ----
         Accounts receivable, trade........................      $  3,650,824       $  1,274,916
         Less: Allowance for doubtful accounts.............           (65,000)           (65,000)
                                                                 ------------       ------------
                                                                 $  3,585,824       $  1,209,916
                                                                 ============       ============

(4) INVENTORIES

         Inventories consisted of the following at December 31:

                                                                      1999              2000
                                                                      ----              ----
         Raw materials.....................................      $    129,786       $    392,708
         Work in process...................................            46,639            332,844
         Finished goods....................................            28,685            218,210
                                                                 ------------       ------------
              Subtotal wafer inventory.....................           205,110            943,762
         Equipment inventory...............................         6,670,892          9,989,097
                                                                 ------------       ------------
              Total inventories............................      $  6,876,002       $ 10,932,859
                                                                 ============       ============

(5) PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                                      1999              2000
                                                                      ----              ----
         Machinery and equipment...........................      $ 12,373,162       $ 20,047,351
         Furniture and fixtures............................           357,416            395,017
         Leasehold improvements............................         1,534,637          2,765,393
         Construction in progress..........................            80,985          2,208,931
                                                                 ------------       ------------
                                                                 $ 14,346,200       $ 25,416,692
                                                                 ============       ============

         Fixed assets subject to capital leases at December 31, 1999 and 2000 were $2,106,447. Accumulated depreciation for fixed assets subject to capital leases was $2,066,818 and $2,076,374 in 1999 and 2000, respectively.

         Construction in progress at December 31, 2000 and December 31, 1999, includes the cost for different Class 10 clean room expansion projects.


         At December 31, 2000, the Company had commitments to purchase approximately $4,243,000 in material or subassemblies to be used in normal operations and approximately $921,000 in capital equipment purchase commitments.

(6) OTHER ASSETS

         In December 2000, the Company entered into a royalty-bearing license agreement which gives the Company the right to manufacture SIMOX-SOI wafers using the licensed process. Warrants were issued in connection with this agreement. The cost of the license agreement, including cash paid and the fair value of the warrants issued, is $2,280,000 and is included in other assets at December 31, 2000 (see note 13 (c)).

                           IBIS TECHNOLOGY CORPORATION

(7) LEASE COMMITMENTS

         In November 1995, the Company entered into a sale-leaseback transaction for an Ibis 1000 implanter. Warrants to purchase 35,478 shares of common stock at $5.75 per share were issued in connection with this capital lease. The warrants, which were valued at $106,434 at the time of issuance, have been recorded in other assets as deferred financing costs and were amortized over 48 months, the initial term of the lease. This capital lease terminated in 1999 and the Company exercised the lease buyout option and purchased the implanter for approximately $241,000.


         In January 1997, the Company entered into a non-cancelable operating lease for its office and manufacturing facility expiring in 2003 with a five-year renewal option. In April 2000, the Company entered into a non-cancelable operating lease for an additional manufacturing facility expiring in 2005 with a five-year renewal option. The Company also leases certain equipment under non-cancelable operating leases expiring through 2004, as well as equipment used in operations under non-cancelable capital leases expiring through 2003. Future minimum lease payments under non-cancelable leases at December 31, 2000, are as follows:

                                                                   CAPITAL         OPERATING
                                                                    LEASES           LEASES
        Year ending:
        2001..................................................  $   13,284        $  587,506
        2002..................................................      13,284           562,672
        2003..................................................       7,749           548,282
        2004..................................................          --           198,250
        2005..................................................          --            82,300
                                                                ----------        ----------
              Total minimum lease payments....................      34,317        $1,979,010
                                                                                  ==========
        Less amount representing interest.....................      (4,245)
        Less current maturities...............................     (11,593)
                                                                ----------
        Capital lease obligations, less current maturities....  $   18,479
                                                                ==========


         Interest was calculated using an imputed interest rate of 14%.

         Rent expense was approximately $302,000, $332,000 and $454,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(8) ACCRUED LIABILITIES

         Current accrued liabilities were as follows at December 31:

                                                                        1999             2000
                                                                        ----             ----
         Billings in excess of costs on contracts...............   $   347,919     $   886,559
         Accrued vacation.......................................       197,819         283,664
         Accrued warranty.......................................       751,260         398,580
         Accrued payroll........................................       487,228         404,552
         Accrued expenses.......................................       364,529         744,885
                                                                   -----------     -----------
                Total...........................................   $ 2,148,755     $ 2,718,240
                                                                   ===========     ===========

(9) DEFERRED REVENUE

         During September 1995, the Company entered into a strategic business development agreement with a customer whereby the customer advanced to the Company the required funding to build an Ibis 1000 implanter, whose SIMOX-SOI wafer manufacturing capacity would be dedicated to serving this customer's production requirements over a multi-year period, with wafer prices being reduced to repay this funding. Revenue is recognized as wafers are shipped and discounts are earned by the customer.

                           IBIS TECHNOLOGY CORPORATION

         In April 2000, the Company received funding from a customer for a capacity reservation. This capacity reservation will allow this customer to utilize a purchase credit toward an additional implanter, wafers or spare parts.

         The funding amounts for which revenue has not been earned are included in deferred revenue.

(10) LICENSE AGREEMENTS

         The Company obtained an exclusive sublicense in the field of oxygen implantation to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter.

 The beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the technology for certain applications. The Company received $72,000, $181,522 and $141,044 in 1998, 1999 and 2000,
respectively, for non-refundable option fees or royalty fees in accordance with non-exclusive sublicense agreements.

         During 1999, Ibis completed an agreement to license its standard and Advantox(R) SIMOX-SOI wafer fabrication process. The agreement consists of an initial royalty fee and future royalties based on a percentage of SIMOX-SOI wafer sales. In 2000, the Company recognized no royalty fee income from this agreement. In 1999, the Company recognized royalty fee income of $630,000.

(11) INCOME TAXES

         Income tax expense consists of state income taxes for each year and federal alternative minimum taxes for 1999. No federal tax benefit was recorded in 1998, 1999 or 2000 due to the existence of unused net operating loss carryforwards.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

                                                                            1999             2000
                                                                            ----             ----
         Deferred tax assets:
           Net operating loss carryforwards........................     $ 7,418,000      $ 10,110,000
           Accruals not currently deductible for tax purposes......         100,000           152,000
           General business tax credit carryforwards...............         507,000         1,022,000
           Other...................................................         496,000           374,000
           Less: Valuation allowance...............................      (8,440,000)      (11,336,000)
                                                                        -----------      ------------
                   Net deferred tax assets.........................          81,000           322,000
         Deferred tax liabilities:
           Property and equipment, principally due to differences in
               depreciation........................................         (81,000)         (322,000)
                                                                        ------------     ------------
                                                                        $        --      $         --
                                                                        ============     ============


         As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company's deferred tax assets. The amount recorded as net deferred tax assets as of December 31, 1999 and 2000 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The net change in the total valuation allowance was an increase of $659,000 and $2,896,000 for the years ended December 31, 1999 and 2000, respectively.

         The Company had federal net operating loss and general business credit carryovers of approximately $27,235,000 and $598,000, respectively, at December 31, 2000, that may be used to offset future taxable income, if any, through 2020. Deferred tax assets and related valuation allowance of $3,011,000 related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which,

                           IBIS TECHNOLOGY CORPORATION
when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. Net operating loss carryforwards and other tax attributes may be limited in the event of certain changes in ownership interests.

(12) CAPITALIZATION

         The Company has 50,000,000 shares of common stock and 2,000,000 shares of preferred stock ("Undesignated Preferred Stock") authorized. At December 31, 2000, 2,500, 168,063, 648,388, and 201,392 common shares were reserved for issuance upon exercise of options outstanding or available for grant under the Company's 1988 Stock Option Plan, the 1993 Employee, Director and Consultant Stock Option Plan, 1997 Employee, Director and Consultant Stock Option Plan, and for exercises of warrants, respectively.

         On August 6, 1999, the Company completed a public offering of 1,000,000 shares of common stock in an offering underwritten by SoundView Technology Group. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $25,538,000 after deducting approximately $1,462,000 for underwriting discounts, commissions and other associated expenses.


(13) STOCK PLANS AND WARRANTS

         (a) STOCK OPTION PLANS

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

         In October 1997, the Board of Directors approved the adoption of the Company's 1997 Employee, Director and Consultant Stock Option Plan (the "1997 Plan") which provides for the issuance of options to purchase up to 750,000 shares of common stock of the Company to employees, consultants and non-employee directors. The stockholders approved the Plan at the May 1998 Annual Stockholders Meeting. In February 2001, the Board of Directors approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for issuance to 1,350,000. This amendment will be submitted to the stockholders of the Company for their approval at the May 2001 Annual Stockholders Meeting.

         A summary of stock option activity under the plans is as follows:

                                                                        NUMBER         WEIGHTED AVERAGE
                                                                          OF            EXERCISE PRICE
                                                                         SHARES           OF SHARES
                                                                       ---------          ---------
         Options outstanding at December 31, 1997                       782,529           $   6.84
           Granted                                                      306,950               8.72
           Exercised                                                   (190,247)              6.42
           Cancelled                                                   (115,109)              6.46
                                                                       ---------          --------
         Options outstanding at December 31, 1998                       784,123               7.73
           Granted                                                      225,750              17.50
           Exercised                                                   (323,602)              6.71
           Cancelled                                                    (32,404)              7.13
                                                                       ---------          --------
         Options outstanding at December 31, 1999                       653,867              11.64
           Granted                                                      264,000              41.21
           Exercised                                                   (127,668)              8.39
           Cancelled                                                    (11,711)             20.62
                                                                       ---------          --------

         Options outstanding at December 31, 2000                       778,488           $  22.06
                                                                       ========           ========
         Options exercisable at December 31, 2000                       279,507           $  10.74
                                                                       ========           ========

                           IBIS TECHNOLOGY CORPORATION

         The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                    OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  -----------------------------------------------------        ------------------------------------
                                           WEIGHTED
                                            AVERAGE             WEIGHTED                              WEIGHTED
                                           REMAINING            AVERAGE                                 AVERAGE
    RANGE OF            NUMBER            CONTRACTUAL         OUTSTANDING          NUMBER              EXERCISE
EXERCISE PRICES       OUTSTANDING         LIFE (YEARS)        OPTION PRICE      EXERCISABLE             PRICE
---------------       -----------         -----------         ------------     ------------          ------------
$   .08  - 6.00             16,834             5.5              $   4.88               16,834            $  4.88
$  6.01  - 9.00            117,119             6.6              $   7.78               66,777            $  7.68
$  9.01  -13.50            320,450             7.6              $  10.68              172,949            $ 10.04
$ 13.51 - 20.25             46,775             9.6              $  16.80                2,187            $ 18.27
$ 20.26 - 30.37             11,760             7.7              $  23.87               10,260            $ 23.38
$ 30.38 - 45.55             89,250             9.3              $  36.31                9,500            $ 36.30
$ 45.56 - 68.32            170,300             9.0              $  46.59                1,000            $ 46.00
$ 68.33 - 98.71              6,000             9.2              $  86.60                   --            $  --
                          --------                                                 ----------
                           778,488                                                    279,507
                          ========                                                 ==========


         The Company accounts for its stock option plan in accordance with APB No. 25 and related interpretations. Had compensation costs for the stock option plans been determined based on the fair value at the grant dates for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been increased or decreased to the following pro forma amounts at December 31:

                                                            1998              1999                 2000
                                                            ----              ----                 ----
       Net income (loss)                As reported    $ (1,165,960)       $  827,129         $  (1,501,867)
                                        Pro forma      $ (2,601,113)       $ (665,621)        $  (5,522,211)

       Net income (loss) per share      As reported    $      (0.17)       $     0.11         $       (0.18)
                                        Pro forma      $      (0.38)       $    (0.09)        $       (0.67)


         The per share weighted-average fair value of each option granted during 1998, 1999 and 2000, was $5.78, $9.95 and $26.18, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1998 - expected volatility of 98.55%, risk-free interest rate of 5.50%, and an expected life of 3 years; 1999 - expected volatility of 79.47%, risk-free interest rate of 5.50%, and an expected life of 3 years; 2000-expected volatility of 96.96%, risk-free interest rate of 5.06%, and an expected life of 3 years. The expected dividend yield rate for 1998, 1999 and 2000 is zero.

         Pro forma net loss reflects only options granted in 1995 through 2000. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

         (b) EMPLOYEE STOCK PURCHASE PLANS

         On February 24, 2000, the Board of Directors adopted the Ibis Technology Corporation 2000 Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 300,000 shares of the Company's Common Stock may be sold to eligible employees of the Company at a 15% discount from the market value of the shares. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their base earnings withheld to purchase these shares during each offering period, which is a six month period. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 55% of eligible employees participated in the Purchase Plan in the initial offering period. During 2000, the Company sold 14,161 shares to employees under the Purchase Plan. The stockholders approved this plan at the May 2000 Annual Stockholders Meeting.

                           IBIS TECHNOLOGY CORPORATION

         (c) WARRANTS

         During 2000, 38,263 Warrants were exercised. Since some of these Warrants were exercised on a cashless basis, 35,840 shares of Common Stock were issued. At December 31, 2000, there were additional warrants outstanding to purchase 1,392 shares of common stock at $8.40 per share.

         In December 2000, the Company issued warrants to purchase 200,000 shares of common stock at $22.30 per share in connection with a license agreement. The value of the warrants is included in other assets (see note 6) and was calculated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 93.69%, risk-free interest rate of 5.50%, and an expected life of 5 years.

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF BUSINESS RISK

         The Company sells its products to a limited number of semiconductor and optical components manufacturers primarily in the United States and the United Kingdom.

         Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

                                 GOVERNMENT                               OTHER                     TOTAL
                             -----------------                     --------------------     --------------------
                                                    SIGNIFICANT
          YEAR ENDED         AMOUNT        %         CUSTOMERS     AMOUNT           %          AMOUNT        %
          ----------         ------     ------       ----------    -------         ----     -----------     ----
     December 31, 1998     $ 1,268,000       8%          2         $12,324,000     80%      $13,592,000     88%
     December 31, 1999     $   608,000       4%          2         $13,438,000     81%      $14,046,000     85%
     December 31, 2000     $   678,000       5%          2         $11,329,000     79%      $12,007,000     84%

         Accounts receivable from government sales amounted to approximately $2,000 and $45,000 at December 31, 1999 and 2000, respectively. Accounts receivable from significant customers amounted to $3,473,000, and $932,000 at December 31, 1999 and 2000, respectively.

         Export sales to unaffiliated customers in 1998, 1999 and 2000 were 32%, 17% and 47% of total revenues, respectively.

         During 1998, 1999 and 2000, the Company purchased substantially all of its conventional bulk silicon wafers and certain raw materials, components and subassemblies for its implanters from a limited group of suppliers. Disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on the Company's business and results of operations.

(15) INDUSTRY SEGMENTS

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. SFAS No. 131 established the standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

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

         The table below provides information for the years ended December 31, 1998, 1999 and 2000 pertaining to the Company's three industry segments.

                                             SIMOX
                                              WAFER              SIMOX           OTHER PRODUCTS
                                             PRODUCTS          EQUIPMENT           OR SERVICES                TOTAL
NET REVENUES
Year Ended December 31, 1998              $  3,148,783         $11,229,852        $  1,087,434            $ 15,466,069
Year Ended December 31, 1999                 5,282,165          10,063,622           1,257,235              16,603,022
Year Ended December 31, 2000                 8,173,095           5,769,393             532,395              14,474,883

OPERATING INCOME (LOSS)
Year Ended December 31, 1998               (2,023,241)           1,939,025             204,449                 120,233
Year Ended December 31, 1999                  252,874              417,512             814,157               1,484,543
Year Ended December 31, 2000                  774,010           (2,363,418)            144,076              (1,445,332)

ASSETS
December 31, 1998                           5,411,282            5,296,619             319,200              11,027,101
December 31, 1999                           5,145,320           10,912,431             645,291              16,703,042
December 31, 2000                          17,587,720           11,478,915              56,686              29,123,321

CAPITAL EXPENDITURES

Year Ended December 31, 1998                1,251,522              293,280                  --               1,544,802
Year Ended December 31, 1999                  834,385               38,375                  --                 872,760
Year Ended December 31, 2000               10,110,169              812,850                  --              10,923,019


DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT
Year Ended December 31, 1998                1,451,810              106,460              21,036               1,579,306
Year Ended December 31, 1999                1,104,052               62,145               5,503               1,171,700
Year Ended December 31, 2000                1,393,259              159,233               3,656               1,556,148

                           IBIS TECHNOLOGY CORPORATION

         The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company's totals.

                                                                          YEARS ENDED DECEMBER 31,

SEGMENT RECONCILIATION                                           1998                1999                2000
----------------------                                           ----                ----                ----
Income (Loss) Before Income Taxes:
    Total operating income (loss) for
       reportable segments                                      $    120,233        $ 1,484,543       $  (1,445,332)
    Corporate general & administrative expenses                   (1,823,001)        (1,787,821)         (1,998,303)
    Net other income                                                 538,064          1,140,663           1,943,024
                                                                ------------        -----------      --------------
    Income (loss) before income taxes                             (1,164,704)           837,385          (1,500,611)
                                                                ============        ===========      ==============

Assets:
    Total assets for reportable segments                          11,027,101         16,703,042          29,123,321
    Cash & cash equivalents not allocated
       to segments                                                12,819,366         36,361,621          26,366,299
    Other unallocated assets                                         460,851            662,841             808,904
                                                                ------------        -----------      --------------
    Total assets                                                  24,307,318         53,727,504          56,298,524
                                                                ============        ===========      ==============

Capital Expenditures:
    Total capital expenditures for
       reportable segments                                         1,544,802            872,760          10,923,019
    Corporate capital expenditures                                   100,805            298,432             288,670
                                                                ------------        -----------      --------------
    Total capital expenditures                                     1,645,607          1,171,192          11,211,689
                                                                ============        ===========      ==============

Depreciation and Amortization:
    Total depreciation & amortization for
       reportable segments                                         1,579,306          1,171,700           1,556,148
    Corporate depreciation & amortization                             92,107            139,196             106,390
                                                                ------------        -----------      --------------
    Total depreciation & amortization                              1,671,413          1,310,896           1,662,538
                                                                ============        ===========      ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption ""Share Ownership" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

ITEM 14(a)(3)     EXHIBITS

                  The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

       EXHIBIT
       NUMBER                                        DESCRIPTION
              3.1   -  Restated Articles of Organization of Registrant (Filed as
                       Exhibit 3.1 to the Company's Quarterly Report on
                       Form 10-Q for the Quarter Ended September 30, 2000 and
                       incorporated herein by reference)
            3.1.1   -  Articles of Amendment to the Restated Articles of
                       Organization of the Registrant (Filed as Exhibit 3.1.1 to
                       the Company's Quarterly Report on Form 10-Q for the
                       Quarter Ended September 30, 2000 and incorporated herein
                       by reference)
            3.1.2   -  Articles of Amendment to the Restated Articles of
                       Organization of the Registrant (Filed as Exhibit 3.1.2 to
                       the Company's Quarterly Report on Form 10-Q for the
                       Quarter Ended September 30, 2000 and incorporated herein
                       by reference)
            * 3.2   -  Restated By-Laws of the Registrant, as amended (Filed as
                       Exhibit 3.2)
            * 4.1   -  Article 4 of Restated Articles of Organization (Filed as
                       Exhibit 4.1)
            * 4.2   -  Form of Common Stock Certificate (Filed as Exhibit 4.2)
            * 4.3   -  Form of Redeemable Warrant Certificate (Filed as Exhibit
                       4.3)
            * 4.4   -  Amended and Restated Shareholders Agreement dated as of
                       August 17, 1989, as amended, among the Registrant and
                       certain holders of Common Stock (Filed as Exhibit 4.4)
            *10.1   -  Master Agreement, dated as of August 7, 1992, among the
                       Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
                       Exhibit 10.1)
            *10.2   -  Sublicense Agreement, dated December 21, 1993, among the
                       Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
                       Exhibit 10.2)
           *+10.3   -   Business Development Agreement, dated as of July 15,
                       1994, between the Registrant and Mitsubishi Materials
                       Corporation (Filed as Exhibit 10.3)
            *10.4   -  Lease Agreement, dated December 22, 1987, as amended,
                       between the Registrant and Thomas J. Flatley d/b/a The
                       Flatley Company  ("Flatley") (Filed as Exhibit 10.4)
            10.4A   -  Fifth Amendment to Lease Agreement, dated February 4,
                       1997 between the Registrant and Flatley (Filed as Exhibit
                       10.4 to the Registrant's Quarterly Report on Form 10-Q
                       for the Quarter ended March 31, 1997 and Incorporated
                       herein by reference).
            *10.5   -  Master Lease Agreement, dated September 14, 1993, between the Registrant and Comdisco, Inc. ("Comdisco") (Filed as
                       Exhibit 10.5)
            *10.6   -  Warrant Agreement, dated as of October 26, 1993, as
                       amended, between the Registrant and Comdisco (Filed as
                       Exhibit 10.6)
            *10.7   -  Warrant, dated November 15, 1990, as amended, issued by the Registrant to Phoenix Venture Incorporated (Filed as
                       Exhibit 10.7)
            *10.8   -  Master Equipment Lease Agreement, dated as of September
                       22, 1993, as amended, between the Registrant and
                       Financing for Science International, Inc. ("FSI"), as
                       assigned to General Electric Capital Corporation as of
                       April 29, 1994 (Filed as Exhibit 10.8)
            *10.9   -  Warrant, dated October 1, 1993, issued by the Registrant to FSI (Filed as Exhibit 10.9)
           *10.10   -  Warrant, dated January 2, 1991, as amended, issued by
                       the Registrant to Venlease Associates (Filed as Exhibit
                       10.10)
           *10.11   -  Form of Noncompetition, Nondisclosure and Assignment of
                       Inventions Agreement between the Registrant and each
                       current employee of the Registrant (Filed as Exhibit
                       10.11)
          +*10.12   -  Employment Agreement, dated December 20, 1993, as
                       amended, between the Registrant and Geoffrey Ryding
                       (Filed as Exhibit 10.12)
          +*10.13   -  Ibis Technology Corporation 1988 Stock Option Plan
                       (Filed as Exhibit 10.13)
          +*10.14   -  Form of Stock Option Agreement under 1988 Stock Option
                       Plan (Filed as Exhibit 10.14)
           +10.15   -  Ibis Technology Corporation 1993 Employee, Director and
                       Consultant Stock

       EXHIBIT
       NUMBER                                        DESCRIPTION
                           Option Plan as amended (Filed as Exhibit 10.15 to the
                           Company's Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1996 and Incorporated herein
                           by reference)
              +*10.16   -  Form of Stock Option Agreement under 1993 Employee,
                           Director and Consultant Stock Option Plan (Filed as
                           Exhibit 10.16)

              +*10.17   -  1995/1996 Incentive Compensation Plan of the
                           Registrant (Filed as Exhibit 10.17)
              @*10.18   -  Capacity Option Agreement, dated September 21, 1995,
                           between Registrant and Motorola Corporation (Filed as
                           Exhibit 10.18)
               *10.19   -  Letter Agreement, dated March 4, 1994, as amended,
                           between the Registrant and Fleet Bank of
                           Massachusetts, N.A.  ("Fleet") (Filed as Exhibit
                           10.19)
              *10.19A   -  Amendment to Letter Agreement, dated February 2,
                           1996, between the Registrant and Fleet (Filed as
                           Exhibit 10.19A)
               *10.20   -  Master Equipment Lease Agreement, dated November 1,
                           1995, between Registrant and FSI (Filed as Exhibit
                           10.20)
               *10.21   -  Bill of Sale dated November 22, 1995 between the
                           Registrant and FSI (Filed as Exhibit 10.21)
               *10.22   -  Sale and Leaseback Agreement dated as of November 1,
                           1995 between the Registrant and FSI (Filed as Exhibit
                           10.22)
               *10.23   -  Reserve Pledge and Security Agreement dated as of
                           November 1, 1995 between FSI and Registrant (Filed as
                           Exhibit 10.23)
               *10.24   -  Warrant issued by Registrant in favor of FSI dated
                           November 22, 1995 for the Purchase of shares of
                           Common Stock of the Registrant (Filed as Exhibit
                           10.24)
               *10.25   -  Sales Representative Agreement, dated February 17,
                           1995, between the Registrant and Young Woo High Tech
                           (Filed as Exhibit 10.25)
               *10.26   -  Exclusive Patent License Agreement, dated November
                           1, 1994, between the Registrant and Superion Limited
                           (Filed as Exhibit 10.26)
               *10.27   -  License Agreement, dated as of September 1, 1994,
                           between the Registrant and Nissin Electric Co., Ltd.
                           (Filed as Exhibit 10.27)
               *10.28   -  Underwriter's Warrant Agreement, dated May 27, 1994,
                           between the Registrant and Josephthal Lyon & Ross
                           Incorporated ("Josephthal") (Filed as Exhibit 10.28)
               *10.29   -  Underwriting Agreement, dated May 20, 1994,
                           between, the Registrant and Josephthal (Filed as
                           Exhibit 10.29)
               *10.30   -  Warrant Agreement, dated as of May 20, 1994,
                           between the Registrant and Continental Stock Transfer
                           & Trust Company (Filed as Exhibit 10.30)
                10.31   -  Contract, as amended, dated May 25, 1994, between
                           the Registrant and the Defense Nuclear Agency (Filed
                           as Exhibit 10.31 to the Company's Quarterly Report on
                           Form 10-Q for the Quarter Ended June 30, 1996 and
                           incorporated herein by reference).
                10.32   -  Equipment Purchase Master Agreement, dated as of
                           May 22, 1996, between Registrant, and IBM (Filed as
                           Exhibit 10.1 to the Company's Current Report on Form
                           8-K/A (File No.0-13078) filed on September 12, 1996
                           and incorporated herein by reference).
                10.33   -  Description of Fees Paid to Ted R. Dintersmith,
                           Ph.D. (Filed as Exhibit 10.33 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).
               +10.34   -  Employment Agreement, dated October 23, 1997 between
                           the Registrant and Martin J. Reid.  (Filed as Exhibit
                           10.34 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1997).
               +10.35   -  Ibis Technology Corporation 1997 Employee, Director
                           and Consultant Stock Option Plan (Filed as Exhibit
                           99.1 to the Company's Form S-8 (File No. 333-45247)
                           filed on January 30, 1998 and incorporated herein by
                           reference).
                10.36   -  License Agreement, dated June 27, 1996, between the
                           Registrant and Orion Equipment, Inc. ("Orion") (Filed
                           as Exhibit 10.36 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997)

            EXHIBIT
            NUMBER                               DESCRIPTION
                10.37   -  Modification to License Agreement, dated August 28,
                           1997, between the  Registrant and Orion (Filed as
                           Exhibit 10.37 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997)
                10.38   -  Consulting Services Agreement, dated as of April
                           22, 1997, between the Registrant and Orion (Filed as
                           Exhibit 10.38 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997)
               @10.39   -  Purchase Order, dated April 14, 1998, from
                           Mitsubishi Silicon Corporation (Filed as Exhibit
                           10.39 to the Company's Quarterly Report on Form 10-Q
                           for the Quarter Ended June 30, 1998 and incorporated
                           herein by reference).
               @10.40   -  Task Order dated April 10, 1998, between the
                           Registrant and International Business Machines
                           Corporation ("IBM") (Filed as Exhibit 10.40 to the
                           Company's Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998 and incorporated herein
                           by reference).
               @10.41   -  Licensing and Development Agreement, dated June 9,
                           1998, between the Registrant and IBM (Filed as
                           Exhibit 10.41 to the Company's Quarterly Report on
                           Form 10-Q for the Quarter Ended June 30, 1998 and
                           incorporated herein by reference)
                10.42   -  Sixth Amendment to Lease dated July 16, 1998,
                           amending Lease Agreement dated December 22, 1987
                           between the Company and Thomas J. Flatley d/b/a the
                           Flatley Company (Filed as Exhibit 10.42 to the
                           Company's Quarterly Report on Form 10-Q for the
                           Quarter Ended September 30, 1998 and incorporated
                           herein by reference)
               +10.43   -  Change of Control Agreement, dated September 20,
                           1999, between the Registrant and Martin J. Reid
                           (Filed as Exhibit 10.43 to the Company's Annual
                           Report on Form 10-K for the Year Ended December 31,
                           1999 and incorporated herein by reference)
               +10.44   -  Change of Control Agreement, dated September 20,
                           1999, between the Registrant and Debra L. Nelson
                           (Filed as Exhibit 10.44 to the Company's Annual
                           Report on Form 10-K for the Year Ended December 31,
                           1999 and incorporated herein by reference)
               @10.45   -  License Agreement dated July 1, 1999, between the
                           Registrant and Mitsubishi Materials Silicon
                           Corporation (Filed as Exhibit 10.45 to the Company's
                           Annual Report on Form 10-K for the Year Ended
                           December 31, 1999 and incorporated herein by reference)
                10.46   -  Lease Agreement, dated April 14, 2000, between the
                           Registrant and Flatley (Filed as Exhibit 10.46 to the
                           Company's Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 2000 and incorporated herein
                           by reference)
                10.47   -  Ibis Technology Corporation 2000 Employee Stock
                           Purchase Plan (Filed as Exhibit 99.1 to the Company's
                           Form S-8 (File No. 333-36706) filed on May 10, 2000
                           and incorporated herein by reference)
               #10.48   -  Advantox 150 License Agreement dated November 1,
                           2000, between the Registrant and Mitsubishi Materials
                           Silicon Corporation
               +10.49   -  Employment Agreement, dated December 27, 2000 between
                           the Registrant and Martin J. Reid.
               #10.50   -  License Agreement dated December 15, 2000, between
                           the Registrant and International Business Machines
                           Corporation ("IBM")
                10.51   -  Patent License Agreement dated December 15, 2000,
                           between the Registrant and IBM
                10.52   -  Stock Purchase Warrant Agreement dated December 15,
                           2000, between the Registrant and IBM
                   11   -  Statement regarding computation of per share income (loss)
                   23   -  Consent and Report on Financial Statement Schedule of KPMG LLP

---------
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1, File No. 333-1174, effective April 2, 1996.

@ Confidential treatment previously obtained from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been granted are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

# Confidential treatment requested from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been requested are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.

+    Management contract or compensatory plan, contract or arrangement.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(B) FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

ITEM 14(b)        REPORTS ON FORM 8-K

The Company filed with the Commission on October 25, 2000, a Current Report on Form 8-K for the October 25, 2000, event reporting the public dissemination of a press release announcing its financial results for the third quarter and nine months ended September 30, 2000.

The Company filed with the Commission on November 29, 2000, a Current Report on Form 8-K for the November 28, 2000, event reporting the public dissemination of a press release reiterating the estimates it made during its third quarter conference call held on October 26, 2000.

The Company filed with the Commission on December 28, 2000, a Current Report on Form 8-K for the December 28, 2000, event reporting the public dissemination of a press release announcing a license agreement with International Business Machines.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 21, 2001.

                           IBIS TECHNOLOGY CORPORATION

                           By:   /s/ MARTIN J. REID
                                 ----------------------------------
                                 Martin J. Reid
                                 President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

    SIGNATURES                                                TITLE                              DATE
By: /s/ Martin J. Reid                      President, Chief Executive Officer                   March 21, 2001
   -----------------------------------      and Chairman (principal executive officer)
   Martin J. Reid                           and Director


By: /s/ Debra L. Nelson                     Chief Financial Officer,                             March 21, 2001
   ---------------------------------        Treasurer, Clerk, (principal financial
    Debra L. Nelson                         and accounting officer)


By: /s/ Dimitri A. Antoniadis, Ph.D.        Director                                             March 21, 2001
   ---------------------------------
   Dimitri A. Antoniadis, Ph.D.

By: /s/ Robert L. Gable                     Director                                             March 21, 2001
   ---------------------------------
   Robert L. Gable

By: /s/ Leslie B. Lewis                     Director                                             March 21, 2001
   ---------------------------------
   Leslie B. Lewis

By: /s/ Donald McGuinness                   Director                                             March 21, 2001
   ---------------------------------
   Donald McGuinness

By: /s/ Lamberto Raffaelli                  Director                                             March 21, 2001
   -----------------------------------
   Lamberto Raffaelli

By: /s/ Peter  H. Rose, Ph.D.               Director                                             March 21, 2001
   ------------------------------------
   Peter H. Rose, Ph.D.

By: /s/ Geoffrey Ryding, Ph.D.              Director                                             March 21, 2001
   ---------------------------------
   Geoffrey Ryding, Ph.D.

                                                                     SCHEDULE II

                           IBIS TECHNOLOGY CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                           BALANCE AT                                        BALANCE AT
                                          BEGINNING OF     CHARGED          AMOUNTS            END OF
      DESCRIPTION                            PERIOD      TO EXPENSE        WRITTEN OFF         PERIOD
Allowance for Doubtful Accounts
December 31, 1998.......................      40,550        24,450                 --            65,000
December 31, 1999.......................      65,000            --                 --            65,000
December 31, 2000.......................      65,000            --                 --            65,000

Reserve for Inventory Obsolescence
December 31, 1998.......................      78,000        82,000                 --           160,000
December 31, 1999.......................     160,000       517,000            189,000           488,000
December 31, 2000.......................     488,000       440,000            357,000           571,000

                           IBIS TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX



EXHIBIT NO.                                 DESCRIPTION

#10.48 Advantox 150 License Agreement, dated November 1, 2000, between the Registrant and Mitsubishi Materials Silicon Corporation

 10.49 Employment Agreement, dated December 27, 2000 between the Registrant and Martin J. Reid

#10.50            License Agreement dated December 15, 2000, between the
                  Registrant and IBM

 10.51 Patent License Agreement dated December 15, 2000, between the Registrant and IBM

 10.52 Stock Purchase Warrant Agreement dated December 15, 2000, between the Registrant and IBM

 11               Statement regarding computation of per share income (loss)

 23               Consent and Report on Financial Statement Schedule of KPMG LLP
-------------

# Confidential treatment requested from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been requested are marked "Confidential" and such confidential portions have been filed separately with the Securities and Exchange Commission.