Form 10-Q
period 2001-03-31
IBIS TECHNOLOGY CORP
filed 2001-05-11
CIK 855182

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


For the Quarterly Period Ended March 31, 2001    Commission file number  0-23150
                               --------------                            -------


                           IBIS TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                     04-2987600
---------------------------                        ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                     32 CHERRY HILL DRIVE, DANVERS, MA         01923
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

                                                    Yes   X           No
                                                         ---            ---

         8,368,261 shares of Common Stock, par value $.008, were outstanding on May 10, 2001.


                                           Total Number of Pages      16

                                           Exhibit Index at Page      __

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART I - FINANCIAL  INFORMATION                                                                          PAGE
                                                                                                        NUMBER

  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 2000 and March 31, 2001 (unaudited)............................................      3

    Statements of Operations
        Three Months Ended March 31, 2000 and 2001 (unaudited)......................................      4

    Statements of Cash Flows
       Three Months Ended March 31, 2000 and 2001 (unaudited)........................................     5

    Notes to Unaudited Interim Financial Statements   ...............................................     6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................................................    10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk.................................    14


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...........................................................................    15

Item 2 - Changes in Securities.......................................................................    15

Item 3 - Defaults upon Senior Securities.............................................................    15

Item 4 - Submission of Matters to a Vote of Security Holders.........................................    15

Item 5 - Other Information...........................................................................    15

Item 6 - Exhibits and Reports on Form 8-K ...........................................................    15

Signatures...........................................................................................    16

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS


                                                                                       DECEMBER 31,             MARCH 31,
                                                                                           2000                   2001
                                                                                  --------------------    -----------------
                                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................................         $26,366,299            $22,548,847
   Accounts receivable, trade, net............................................           1,209,916              2,089,548
   Unbilled revenue...........................................................             510,500                255,693
   Inventories (note 3).......................................................          10,932,859             10,436,387
   Prepaid expenses and other current assets..................................             326,103                359,409
                                                                                      -------------          -------------
         Total current assets.................................................          39,345,677             35,689,884
                                                                                      -------------          -------------
Property and equipment........................................................          25,416,692             29,886,659
   Less:  Accumulated depreciation and amortization...........................         (10,875,048)           (11,454,296)
                                                                                      -------------          -------------
         Net property and equipment...........................................          14,541,644             18,432,363
Patents and other assets, net.................................................           2,411,203              2,322,646
                                                                                      -------------          -------------
         Total assets.........................................................         $56,298,524            $56,444,893
                                                                                      =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current..........................................         $    11,593            $    11,913
   Accounts payable...........................................................           1,046,960              2,223,213
   Accrued liabilities........................................................           2,718,240              2,479,946
   Deferred revenue...........................................................           2,984,094              2,920,296
                                                                                      -------------          -------------
         Total current liabilities............................................           6,760,887              7,635,368
    Capital lease obligation, noncurrent......................................              18,479                 15,604
                                                                                      -------------          -------------
         Total liabilities....................................................           6,779,366              7,650,972
                                                                                      -------------          -------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued..................................                  --                     --
   Common stock, $.008 par value
    Authorized 50,000,000 shares; issued 8,342,709 shares and
       8,365,507 shares in 2000 and 2001, respectively........................              66,742                 66,924
    Additional paid-in capital................................................          66,183,143             66,242,882
    Accumulated deficit.......................................................         (16,730,727)           (17,515,885)
                                                                                      -------------          -------------
         Total stockholders' equity...........................................          49,519,158             48,793,921
                                                                                      -------------          -------------
         Total liabilities and stockholders' equity...........................         $56,298,524            $56,444,893
                                                                                      =============          =============


         See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                       -----------------------------
                                                                                           2000             2001
                                                                                       -------------     -----------
   SALES AND REVENUE:
     Product sales ................................................................      $1,643,760       $2,463,395
     Contract and other revenue....................................................          79,408          200,887
     Equipment revenue.............................................................         315,944          536,223
                                                                                         -----------      -----------
        Total sales and revenue (notes 2 and 4)....................................       2,039,112        3,200,505

   COST OF SALES AND REVENUE:
     Cost of product sales.........................................................         933,020        1,792,608
     Cost of contract and other revenue............................................          52,244           66,789
     Cost of equipment revenue.....................................................         132,254          251,444
                                                                                         -----------      -----------
        Total cost of sales and revenue............................................       1,117,518        2,110,841
                                                                                         -----------      -----------

        Gross profit...............................................................         921,594        1,089,664
                                                                                         -----------      -----------

   OPERATING EXPENSES:
     General and administrative....................................................         446,744          542,976
     Marketing and selling.........................................................         427,020          491,652
     Research and development......................................................         913,085        1,181,329
                                                                                         -----------      -----------
        Total operating expenses...................................................       1,786,849        2,215,957
                                                                                         -----------      -----------

        Loss from operations.......................................................        (865,255)      (1,126,293)
                                                                                         -----------      -----------

   OTHER INCOME (EXPENSE):
     Interest income...............................................................         501,660          343,157
     Interest expense..............................................................          (7,328)            (766)
     Other.........................................................................             880               --
                                                                                         -----------      -----------
        Total other income.........................................................         495,212          342,391
                                                                                         -----------      -----------

        Loss before income taxes...................................................        (370,043)        (783,902)

   Income tax expense..............................................................           1,256            1,256
                                                                                         -----------      -----------

        Net loss...................................................................      $ (371,299)      $ (785,158)
                                                                                         ===========      ===========

   Net loss per common share:
    Basic..........................................................................      $    (0.05)      $    (0.09)
                                                                                         ===========      ===========
    Diluted........................................................................      $    (0.05)      $    (0.09)
                                                                                         ===========      ===========

   Weighted average number of common shares outstanding:
    Basic..........................................................................       8,210,655        8,352,450
                                                                                         ===========      ===========
    Diluted........................................................................       8,210,655        8,352,450
                                                                                         ===========      ===========

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -----------------------------
                                                                              2000             2001
                                                                          ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................   $   (371,299)   $   (785,158)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ....................................        307,462         696,496
     Gain on sale of equipment ........................................            880            --
     Changes in operating assets and liabilities:
         Accounts receivable, trade ...................................         57,828        (879,632)
         Unbilled revenue .............................................       (187,238)        254,807
         Inventories ..................................................       (975,224)        496,472
         Prepaid expenses and other current assets ....................        137,544         (33,306)
         Accounts payable .............................................         74,597       1,176,253
         Accrued liabilities and deferred revenue .....................       (680,871)       (302,092)
                                                                          ------------    ------------

         Net cash (used in) provided by operating activities ..........     (1,636,321)        623,840
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ...........................     (2,923,264)     (4,504,315)
   Other assets .......................................................       (256,385)          5,657
                                                                          ------------    ------------

         Net cash used in investing activities ........................     (3,179,649)     (4,498,658)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations ..............................         (2,294)         (2,555)
   Exercise of stock options and warrants .............................        529,630          59,921
                                                                          ------------    ------------

         Net cash provided by financing activities ....................        527,336          57,366
                                                                          ------------    ------------

         Net increase (decrease) in cash and cash equivalents .........      4,288,634      (3,817,452)

Cash and cash equivalents, beginning of period ........................     36,361,621      26,366,299
                                                                          ------------    ------------

Cash and cash equivalents, end of period ..............................   $ 32,072,987    $ 22,548,847
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ...........................   $      7,328    $        767
                                                                          ============    ============

       See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) INTERIM FINANCIAL STATEMENTS

       The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 2000, and have been prepared by the Company in accordance with generally accepted accounting principles.

       In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2000 which are included in the Annual Report on Form 10-K.

(2) REVENUE RECOGNITION

       Product sales, equipment and the sales of spare parts sales are recognized upon delivery. Revenue derived from services is recognized upon performance. Contract revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which can include shipment of the product, achievement of milestones or completion of the contract. The Company's policies comply with SAB 101.

(3) INVENTORIES

       Inventories consist of the following:


                                           DECEMBER 31,     MARCH 31,
                                              2000            2001

              Raw materials ............   $   392,708   $   508,646
              Work in process ..........       332,844       361,704
              Finished goods ...........       218,210       986,437
                                           -----------   -----------
                Subtotal wafer inventory   $   943,762   $ 1,856,787
              Equipment inventory ......     9,989,097     8,579,600
                                           -----------   -----------
                Total inventories ......   $10,932,859   $10,436,387
                                           ===========   ===========

       Equipment inventory includes Ibis 1000 implanters under construction for the Company's own use. Such implanters will be transferred to property and equipment upon completion.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


(4) NET LOSS PER SHARE

       Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As Ibis was in a net loss position for the three months ended March 31, 2000 and March 31, 2001 common stock equivalents of 570,574 and 290,076, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the three months ended March 31, 2000 and March 31, 2001.


(5) INDUSTRY SEGMENTS

       The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

       The table below provides information for the three months ended March 31, 2000 and 2001 and as of March 31, 2001 pertaining to the Company's three industry segments.

                                                   SIMOX WAFER        SIMOX             OTHER PRODUCTS
                                                    PRODUCTS         EQUIPMENT            OR SERVICES        TOTAL
                                                   -----------       ---------          --------------       -----
NET SALES AND REVENUE
Three Months Ended March 31, 2000                 $ 1,643,760        $  315,944         $     79,408       $ 2,039,112
Three Months Ended March 31, 2001                   2,463,395           536,223              200,887         3,200,505

OPERATING INCOME (LOSS)
Three Months Ended March 31, 2000                     314,997          (760,672)              27,164          (418,511)
Three Months Ended March 31, 2001                     126,382          (843,796)             134,097          (583,317)

ASSETS
March 31, 2001                                     20,811,287        12,043,530              194,374        33,049,191

CAPITAL EXPENDITURES
Three Months Ended March 31, 2000                   2,836,915            29,645                   --         2,866,560
Three Months Ended March 31, 2001                   2,766,695         1,691,024                   --         4,457,719

DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT
Three Months Ended March 31, 2000                     249,231            10,946                  860           261,037
Three Months Ended March 31, 2001                     591,217            76,718                   --           667,935

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

       The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
SEGMENT RECONCILIATION                                                              2000                    2001
----------------------                                                              ----                    ----
Loss Before Income Taxes:
    Total operating loss for reportable segments                                 $  (418,511)           $  (583,317)
    Corporate general & administrative expenses                                     (446,744)              (542,976)
    Net other income                                                                 495,212                342,391
                                                                               -------------            -----------
    Loss before income taxes                                                        (370,043)              (783,902)
                                                                               ==============          ============

Capital Expenditures:
    Total capital expenditures for reportable segments                             2,866,560              4,457,719
    Corporate capital expenditures                                                    56,704                 46,596
                                                                                 -----------             ----------
    Total capital expenditures                                                     2,923,264              4,504,315
                                                                                   =========              =========

Depreciation and Amortization:
    Total depreciation and amortization for reportable segments                      261,037                667,935
    Corporate depreciation and amortization                                           46,425                 28,561
                                                                                 -----------             ----------
    Total depreciation and amortization                                          $   307,462            $   696,496
                                                                                  ==========              =========

                                                                                          BALANCES AS OF
                                                                                   -------------------------------
                                                                                   12/31/00                3/31/01
                                                                                   --------                -------
Assets:
    Total assets for reportable segments                                         $29,123,321            $33,049,191
    Cash & cash equivalents not allocated to segments                             26,366,299             22,548,847
    Other unallocated assets                                                         808,904                846,855
                                                                                  ----------             ----------
    Total assets                                                                 $56,298,524            $56,444,893
                                                                                  ==========             ==========

(6) NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Ibis adopted the provisions of SFAS 133 as amended, on January 1, 2001. The adoption of these provisions did not have a material impact on its financial condition or results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. Ibis adopted the provisions of SAB 101, as amended, on December 31, 2000. The adoption of these provisions did not have a material impact on its financial condition or results of operations.

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation clarified the application of Opinion 25 with respect to, among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. Ibis adopted the provisions of FASB Interpretation No. 44 on July 1, 2000. The adoption of this Interpretation did not have a material impact on its financial condition or results of operations.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Ibis Technology Corporation ("Ibis") was formed in October 1987 and commenced operations in January 1988. Ibis' initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the development of a proprietary second generation oxygen implanter, the Ibis 1000, and to other proprietary process technology.

       Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined and proven over the last dozen years. We believe we are now at a stage where customers are actively and seriously taking steps toward adopting our SIMOX-SOI technology in their mainstream manufacturing processes.

       Looking at it from our customer's perspective, the pathway to SOI adoption is complex and time consuming. Typically, a customer will go through three major stages:

     o Sampling, where preliminary performance characteristics are explored and verified;

     o R&D, where specific customer specifications are tested and developed; and

     o Production, where yield and cost benefits are optimized.

       There are many steps within each of these stages, as the customers are evaluating a new wafer technology that essentially puts a new foundation under every other process they have spent billions of dollars and decades of time developing. This process takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to initial production, which is not unlike the standard process for qualifying any new wafer material. These steps apply each time there is a change in the customer's fabrication process, such as a feature-size change or new material. Ibis has a number of customers going through this process right now. We have several customers in the sampling and R&D stages and four customers are already in the production stage.

       Since most of our customers have purchased wafers for the purpose of characterizing and evaluating the wafers, developing prototype products or for pilot production, historical sales are not necessarily indicative of future operations because such sales would not be considered of a recurring nature.

       Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of receipt of equipment orders and dependence on a limited number of customers. We may continue to experience fluctuations in revenue and results of operations due to equipment sales and shifts in customer demands during the various stages of the SIMOX-SOI adoption cycle.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       During the first quarter of 2001, three to four of our Ibis 1000 oxygen implanters were used by Ibis to generate SIMOX-SOI wafer sales and three to four implanters were used for non-revenue generating activities, such as research and development. Ibis currently has ten Ibis 1000 oxygen implanters, including two owned by a customer which reside at Ibis pursuant to terms of a consignment agreement.

       On April 12, 2001, Ibis announced in a press release that one of our largest customers had informed us that it expects to order substantially reduced quantities of wafers for the remainder of 2001. As a result, we expect second quarter and full year revenues to be substantially reduced from our earlier estimates.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2001 COMPARED TO FIRST QUARTER ENDED
MARCH 31, 2000

       PRODUCT SALES. Wafer product sales increased $819,635 or 50%, to $2,463,395 for the first quarter ended March 31, 2001 from $1,643,760 for the first quarter ended March 31, 2000. The increase in product sales is attributable to increased wafer sales by Ibis in the Pacific Rim and in Europe where one customer is using Ibis' SIMOX-SOI wafers in its commercial products. Sales by Ibis in the United States decreased overall during this quarter, primarily because our largest domestic customer is delaying further SIMOX-SOI wafer purchases until our new Advantox MLD process is qualified. In December 2000, Ibis entered into a royalty-bearing license agreement with this customer which gives Ibis the right to manufacture and sell SIMOX-SOI wafers using the licensed process.

       CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue increased for the first quarter ended March 31, 2001 to $200,887 from $79,408 for the first quarter ended March 31, 2000, an increase of $121,479 or 153%. This increase is primarily attributable to an increase in revenues derived from royalty revenue.

       EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue increased to $536,223 for the first quarter ended March 31, 2001 from $315,944 for the first quarter ended March 31, 2000, an increase of $220,279 or 70%. This increase is primarily attributable to an increase in field service revenue this quarter. Field Service revenue accounted for $293,150 of equipment revenue for the first quarter ended March 31, 2001 as compared to $73,800 of equipment revenue for the first quarter ended March 31, 2000. Sales of spare parts accounted for $243,073 of equipment revenue for the first quarter ended March 31, 2001 as compared to $242,144 of equipment revenue for the first quarter ended March 31, 2000. We recognized no revenue from the sales of implanters during the first quarter of 2000 or 2001.

       TOTAL SALES AND REVENUE. Total revenue for the first quarter ended March 31, 2001 was $3,200,505, an increase of $1,161,393, or 57%, from total revenue of $2,039,112 for the first quarter ended March 31, 2000. This increase resulted primarily from increased wafer product sales.

       TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the first quarter ended March 31, 2001 was $1,792,608, as compared to $933,020 for the first quarter ended March 31, 2000, an increase of $859,588 or

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

92%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, occupancy expenses, and repair and maintenance. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the first quarter ended March 31, 2001 was $66,789, as compared to $52,244 for the first quarter ended March 31, 2000, an increase of $14,545, or 28%. This increase is primarily attributable to subcontract work on contracts. Cost of equipment revenue represents the cost for spare parts along with labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2001 was $251,444 as compared to $132,254 for the first quarter ended March 31, 2000, an increase of $119,190 or 90%. This increase is primarily attributable to the increase in volume of spare parts shipped in the quarter. As a result of the foregoing, the total cost of sales and revenue for the first quarter ended March 31, 2001 was $2,110,841 as compared to $1,117,518 for the first quarter ended March 31, 2000, an increase of $993,323 or 89%. The gross margin for all sales was 34% for the first quarter ended March 31, 2001 as compared to 45% for the first quarter ended March 31, 2000. This decrease in gross margin for all sales is primarily attributable to the increase in the cost of wafer product sales. The gross margin for wafer product sales was 27% in the first quarter of 2001 compared to 43% in the prior year quarter. This decrease is primarily due to the expansion of our wafer operations during the second half of 2000, which included additional space, clean rooms and equipment. This resulted in higher depreciation and occupancy costs. In addition, cost of wafer product sales for the first quarter ended March 31, 2001 includes amortization of technology which was licensed by Ibis in December 2000.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter ended March 31, 2001 were $542,976 (or 17% of total revenue) as compared to $446,744 (or 22% of total revenue) for the first quarter ended March 31, 2000, an increase of $96,232, or 22%. This is primarily a result of an increase in personnel and professional service fees.

       MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the first quarter ended March 31, 2001 were $491,652 (or 15% of total revenue) as compared to $427,020 (or 21% of total revenue) for the first quarter ended March 31, 2000, an increase of $64,632, or 15%. The increase in marketing and selling expenses is primarily a result of an increase in public relations and product samples.

       RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $268,244 or 29%, to $1,181,329 (or 37% of total revenue) for the first quarter ended March 31, 2001, as compared to $913,085 (or 45% of total revenue) for the first quarter ended March 31, 2000. This increase is primarily due to an increase in personnel and consultants hired for the Ibis design and development effort on our next generation oxygen implanter, the Ibis 2000, and increased material expenses on Ibis' SIMOX-SOI wafer development programs.

       OTHER INCOME (EXPENSE). Total other income for the first quarter ended March 31, 2001 was $342,391 as compared to $495,212 for the first quarter ended March 31, 2000, a decrease of $152,821, or 31%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2001, Ibis had cash and cash equivalents of $22,548,847, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 public sale of 1,000,000 shares of Common Stock. During the three months ended March 31, 2001, the Company generated $623,840 in cash from operating activities as compared to cash used by operations in the amount of $1,636,321 for the same period in 2000. Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was $696,496 and $307,462, respectively. This accounted for 22% and 15% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the three months ended March 31, 2001 was to fund additions to property and equipment which totaled $4,504,315. At March 31, 2001, Ibis had commitments to purchase approximately $3,290,000 in material or subassemblies to be used for manufacturing Ibis 1000 implanters and $1,810,000 in capital equipment purchases.

       Our existing cash resources together with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next 18 months. Management of Ibis currently believes that this anticipated scale of operations will include the addition of Ibis 1000 oxygen implanters, the purchase of support equipment, the expansion of Ibis' facilities, and the design and development of the next generation oxygen implanter, the Ibis 2000. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand. We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs.

EFFECTS OF INFLATION

       The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

BUSINESS OUTLOOK

       This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, the continuation of fluctuations in revenue, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital and the sufficiency of our current capital, the anticipated scale of Ibis' operations and the changes in our expectations for revenues in the second quarter of fiscal 2001 and full-year 2001. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to develop; the dependence by Ibis on key customers (during 1998, 1999 and 2000, revenues from two customers averaged in the aggregate between 78% and 81% of our revenues, so that the loss of one or more of these major customers and the failure of Ibis to obtain other sources of revenue could have a material adverse impact on us); the loss of the services of one or more of our key individuals, which could have a material adverse impact on Ibis; the dependence by Ibis on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on us; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than us; Ibis' lack of experience in producing commercial quantities of our products at acceptable costs; our ability to successfully complete the manufacture of our implanters and that these implanters will be accepted by our customers; Ibis' ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of our products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected our sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on our business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update the information, unless required by law.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits furnished as Exhibits hereto:

                  None

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on February 14, 2001 a Current Report on Form 8-K for the February 13, 2001 event announcing its alliance with MEMC.

                  The Company filed with the Securities and Exchange Commission on February 14, 2001 a Current Report on Form 8-K for the February 14, 2001 event announcing Fourth Quarter and Fiscal Year 2000 Results.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Ibis Technology Corporation




Date:  May 11, 2001              By: /s/ DEBRA L. NELSON
                                    --------------------------------------------
                                    Debra L. Nelson
                                    Chief Financial Officer, Treasurer and Clerk
                                    (principal financial and accounting officer)



Date:  May 11, 2001              By: /s/ THOMAS F. LACEY
                                    --------------------------------------------
                                    Thomas F. Lacey
                                    Controller and Assistant Treasurer