Form 10-Q
period 2001-06-30
IBIS TECHNOLOGY CORP
filed 2001-08-14
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended JUNE 30, 2001

Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________

                                                 Commission file number 0-23150

                           IBIS TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                          04-2987600
--------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          32 CHERRY HILL DRIVE, DANVERS, MA           01923
-------------------------------------------------------------------------------
                      (Address of principal executive offices)      (Zip Code)

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

Yes /X/           No / /

         8,390,495 shares of Common Stock, par value $.008, were outstanding on August 10, 2001.

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
PART 1 - FINANCIAL  INFORMATION
  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 2000 and June 30, 2001 (unaudited)...............................................    3

    Statements of Operations
        Three Months Ended June 30, 2000 and 2001
         and Six Months Ended June 30, 2000 and 2001 (unaudited)......................................    4

    Statements of Cash Flows
       Six Months Ended June 30, 2000 and 2001 (unaudited)............................................    5

    Notes to Unaudited Interim Financial Statements...................................................    6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................................................   10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk..................................   16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................................   17

Item 2 - Changes in Securities........................................................................   17

Item 3 - Defaults upon Senior Securities..............................................................   17

Item 4 - Submission of Matters to a Vote of Security Holders..........................................   17

Item 5 - Other Information............................................................................   17

Item 6 - Exhibits and Reports on Form 8-K.............................................................   17

Signatures............................................................................................   19

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                                     DECEMBER 31,       JUNE 30,
                                                                                                        2000              2001
                                                                                                     -------------    -------------
                                                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................................................   $ 26,366,299    $ 17,388,379
   Accounts receivable, trade, net .................................................................      1,209,916       1,285,046
   Unbilled revenue ................................................................................        510,500         164,711
   Inventories (note 3) ............................................................................     10,932,859       2,022,642
   Prepaid expenses and other current assets .......................................................        326,103         235,286
                                                                                                       ------------    ------------
         Total current assets ......................................................................     39,345,677      21,096,064
                                                                                                       ------------    ------------
Property and equipment .............................................................................     25,416,692      41,945,013
   Less:  Accumulated depreciation and amortization ................................................    (10,875,048)    (12,142,079)
                                                                                                       ------------    ------------
         Net property and equipment ................................................................     14,541,644      29,802,934
Patents and other assets, net ......................................................................      2,411,203       2,295,466
                                                                                                       ------------    ------------
         Total assets ..............................................................................   $ 56,298,524    $ 53,194,464
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current................................................................   $     11,593    $     12,240
   Accounts payable ................................................................................      1,046,960       2,526,556
   Accrued liabilities .............................................................................      2,718,240       1,831,697
   Deferred revenue ................................................................................      2,984,094       2,877,286
                                                                                                       ------------    ------------
         Total current liabilities .................................................................      6,760,887       7,247,779
    Capital lease obligation, noncurrent ...........................................................         18,479          12,650
                                                                                                       ------------    ------------
         Total liabilities .........................................................................      6,779,366       7,260,429
                                                                                                       ------------    ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value
    Authorized 2,000,000 shares; none issued .......................................................             --              --
   Common stock, $.008 par value
    Authorized 50,000,000 shares; issued 8,342,709 shares and
       8,385,978 shares in 2000 and 2001, respectively .............................................         66,742          67,088
    Additional paid-in capital .....................................................................     66,183,143      66,431,386
    Accumulated deficit ............................................................................    (16,730,727)    (20,564,439)
                                                                                                       ------------    ------------
         Total stockholders' equity ................................................................     49,519,158      45,934,035
                                                                                                       ------------    ------------
         Total liabilities and stockholders' equity ................................................   $ 56,298,524    $ 53,194,464
                                                                                                       ============    ============

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            --------------------------    ----------------------------
                                                                2000            2001          2000           2001
                                                            -------------  -----------    ---------      -------------
   NET SALES AND REVENUE:
     Product sales ......................................   $ 1,441,605    $   771,550    $ 3,085,365    $ 3,234,945
     Contract and other revenue .........................       254,772        145,006        334,180        345,893
     Equipment revenue ..................................     4,223,853        339,862      4,539,797        876,085
                                                            -----------    -----------    -----------    -----------
        Total net sales and revenue
         (notes 2 and 4) ................................     5,920,230      1,256,418      7,959,342      4,456,923

   COST OF SALES AND REVENUE:
     Cost of product sales ..............................     1,150,821      1,857,699      2,083,841      3,650,307
     Cost of contract and other revenue .................       168,196        194,584        220,440        261,373
     Cost of equipment revenue ..........................     2,748,947        161,991      2,881,201        413,435
                                                            -----------    -----------    -----------    -----------
        Total cost of sales and revenue .................     4,067,964      2,214,274      5,185,482      4,325,115
                                                            -----------    -----------    -----------    -----------
        Gross profit (loss) .............................     1,852,266       (957,856)     2,773,860        131,808
                                                            -----------    -----------    -----------    -----------
   OPERATING EXPENSES:
     General and administrative .........................       627,458        589,580      1,074,202      1,132,556
     Marketing and selling ..............................       428,512        529,258        855,532      1,020,910
     Research and development ...........................     1,309,768      1,223,927      2,222,853      2,405,256
                                                            -----------    -----------    -----------    -----------
        Total operating expenses ........................     2,365,738      2,342,765      4,152,587      4,558,722
                                                            -----------    -----------    -----------    -----------

        Loss from operations ............................      (513,472)    (3,300,621)    (1,378,727)    (4,426,914)
                                                            -----------    -----------    -----------    -----------
   OTHER INCOME (EXPENSE):
     Interest income ....................................       495,744        245,193        997,404        588,350
     Interest expense ...................................          (967)          (697)        (8,295)        (1,463)
     Other ..............................................        (4,489)         7,571         (3,609)         7,571
                                                            -----------    -----------    -----------    -----------
        Total other income ..............................       490,288        252,067        985,500        594,458
                                                            -----------    -----------    -----------    -----------
        Loss before income taxes ........................       (23,184)    (3,048,554)      (393,227)    (3,832,456)

   Income tax expense ...................................            --             --          1,256          1,256
                                                            -----------    -----------    -----------    -----------
        Net loss ........................................   $   (23,184)   $(3,048,554)   $  (394,483)   $(3,833,712)
                                                            ===========    ===========    ===========    ===========
   Net loss per common share:
    Basic ...............................................   $      0.00    $     (0.36)   $     (0.05)   $     (0.46)
                                                            ===========    ===========    ===========    ===========
    Diluted .............................................   $      0.00    $     (0.36)   $     (0.05)   $     (0.46)
                                                            ===========    ===========    ===========    ===========
   Weighted average number of common shares outstanding:
    Basic ...............................................     8,295,062      8,374,346      8,252,858      8,363,398
                                                            ===========    ===========    ===========    ===========
    Diluted .............................................     8,295,062      8,374,346      8,252,858      8,363,398
                                                            ===========    ===========    ===========    ===========

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                              ------------------------------------
                                                                                                  2000                   2001
                                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ........................................................................           $   (394,483)           $ (3,833,712)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization .................................................                680,987               1,481,382
     (Loss) gain on sale of equipment ..............................................                 (3,609)                  7,571
     Changes in operating assets and liabilities:
         Accounts receivable, trade ................................................             (3,635,894)                (75,130)
         Unbilled revenue ..........................................................               (394,213)                345,789
         Inventories ...............................................................             (4,395,126)             (3,150,284)
         Prepaid expenses and other current assets .................................                 96,506                  90,817
         Accounts payable ..........................................................                285,350               1,479,596
         Accrued liabilities and deferred revenue ..................................              1,610,395                (993,351)
                                                                                               ------------            ------------
         Net cash used in operating activities .....................................             (6,150,087)             (4,647,322)
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ........................................             (2,554,466)             (4,523,943)
   Other assets ....................................................................                  8,719                 (50,062)
                                                                                               ------------            ------------
         Net cash used in investing activities .....................................             (2,545,747)             (4,574,005)
                                                                                               ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations ...........................................                 (4,649)                 (5,182)
   Exercise of stock options and warrants ..........................................                565,822                 248,589
                                                                                               ------------            ------------
         Net cash provided by financing activities .................................                561,173                 243,407
                                                                                               ------------            ------------
         Net decrease in cash and cash equivalents .................................             (8,134,661)             (8,977,920)

Cash and cash equivalents, beginning of period .....................................             36,361,621              26,366,299
                                                                                               ------------            ------------
Cash and cash equivalents, end of period ...........................................           $ 28,226,960            $ 17,388,379
                                                                                               ============            ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ........................................           $      8,295            $      1,463
                                                                                               ============            ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Transfer of internally constructed equipment from inventory
    to property and equipment ......................................................           $  2,372,767            $ 12,060,501
                                                                                               ============            ============

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 2000, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

         In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2000 which are included in the Company's Annual Report on Form 10-K.

(2) REVENUE RECOGNITION

         The Company recognizes revenue from product sales, equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from services is recognized upon performance. Contract revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which can include shipment of the product, achievement of milestones or completion of the contract.

(3) INVENTORIES

         Inventories consist of the following:

                                                                   DECEMBER 31,               JUNE 30,
                                                                      2000                      2001
                                                                  --------------             -----------
                  Raw materials ..............................    $   392,708                $   608,312
                  Work in process ............................        332,844                    268,768
                  Finished goods .............................        218,210                  1,145,562
                                                                  -----------                -----------
                  Subtotal wafer inventory ...................        943,762                  2,022,642
                  Equipment inventory ........................      9,989,097                         --
                                                                  -----------                -----------
                      Total inventories ......................    $10,932,859                $ 2,022,642
                                                                  ===========                ===========

         Equipment inventory at December 31, 2000 included Ibis 1000 implanters under construction for either resale or the Company's own use. In view of the continued downturn in the semiconductor industry through June 30, 2001, and the fact that an upturn from the present economic and industry conditions and Ibis 1000 implanter sales are not visible, the Company now intends to use a majority of the implanters under construction in its internal wafer production facility. Accordingly, the Company transferred its equipment inventory to property and equipment as of June 30, 2001.

                           IBIS TECHNOLOGY CORPORATION

(4) LEASE COMMITMENTS

         In January 2001, the Company gave notice of its intention to exercise an option to lease an additional 18,674 square feet of space under its existing lease. The option provided that it was subject to certain conditions, including the availability of the space and the execution of a mutually satisfactory amendment of the existing lease to incorporate the new space. In May 2001, prior to receiving any notice from the landlord that the space was or would be available and prior to receiving or executing the required amendment to the existing lease, the Company rescinded the exercise of the option. The landlord contends that the Company's initial notice binds it and the Company is therefore liable for the additional space as of July 1, 2001 through May 31, 2005. The Company contends it is not liable for the space because it properly revoked the option prior to the satisfaction of the necessary preconditions to its validity. The aggregate commitment that would be due under the option over 42 months is approximately $714,000.

(5) STOCK OPTION PLANS

         On May 3, 2001, the stockholders of the Company approved an amendment to the Company's 1997 Employee, Director and Consultant Stock Option Plan to increase by 600,000 shares the aggregate number of shares of common stock for which stock options may be granted under this plan.

(6) NET LOSS PER SHARE

         Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2000 and June 30, 2001, common stock equivalents of 410,827, 508,246, 169,497 and 239,043, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(7) INDUSTRY SEGMENTS

         The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

                           IBIS TECHNOLOGY CORPORATION

       The table below provides unaudited information for the three and six months ended June 30, 2000 and 2001 pertaining to the Company's three industry segments.

                                                   SIMOX WAFER        SIMOX            OTHER PRODUCTS
                                                    PRODUCTS        EQUIPMENT            OR SERVICES          TOTAL
NET SALES AND REVENUE
Three Months Ended June 30, 2000                  $ 1,441,605       $ 4,223,853        $     254,772       $ 5,920,230
Three Months Ended June 30, 2001                      771,550           339,862              145,006         1,256,418
Six Months Ended June 30, 2000                      3,085,365         4,539,797              334,180         7,959,342
Six Months Ended June 30, 2001                      3,234,945           876,085              345,893         4,456,923

OPERATING INCOME (LOSS)
Three Months Ended June 30, 2000                      (41,136)           68,544               86,578           113,986
Three Months Ended June 30, 2001                   (1,915,655)        ( 745,809)             (49,577)       (2,711,041)
Six Months Ended June 30, 2000                        273,861          (692,128)             113,742          (304,525)
Six Months Ended June 30, 2001                     (1,789,273)       (1,589,605)              84,520        (3,294,358)

ASSETS
June 30, 2001                                      31,668,765         3,246,925              123,931        35,039,621

CAPITAL EXPENDITURES
Three Months Ended June 30, 2000                    1,535,179           378,959                   --         1,914,138
Three Months Ended June 30, 2001                    3,415,838                --                   --         3,415,838
Six Months Ended June 30, 2000                      1,999,327           408,604                   --         2,407,931
Six Months Ended June 30, 2001                      4,344,849            47,808                   --         4,392,657

DEPRECIATION AND AMORTIZATION OF PROPERTY AND
EQUIPMENT
Three Months Ended June 30, 2000                      311,799            74,124                  626           386,549
Three Months Ended June 30, 2001                      617,792           135,594                   --           753,386
Six Months Ended June 30, 2000                        561,030            85,070                1,486           647,586
Six Months Ended June 30, 2001                      1,209,009           212,312                   --         1,421,321

                           IBIS TECHNOLOGY CORPORATION

         The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.

                                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------     ---------------------------
SEGMENT RECONCILIATION                                            2000              2001         2000                  2001
                                                                  ----              ----         ----                  ----
Loss Before Income Taxes:
    Total operating loss for reportable segments                $  113,986      $ (2,711,041)    $  (304,525)       $(3,294,358)
    Corporate general & administrative expenses                   (627,458)         (589,580)     (1,074,202)        (1,132,556)
    Net other income                                               490,288           252,067         985,500            594,458
                                                                ----------      ------------     -----------        -----------
    Loss before income taxes                                       (23,184)       (3,048,554)       (393,227)        (3,832,456)
                                                                ==========      ============     ===========        ===========
Capital Expenditures:
    Total capital expenditures for reportable segments           1,914,138         3,415,838       2,407,931          4,392,657
    Corporate capital expenditures                                  89,831            84,690         146,535            131,286
                                                                ----------      ------------     -----------        -----------
    Total capital expenditures                                   2,003,969         3,500,528       2,554,466          4,523,943
                                                                ==========      ============     ===========        ===========

Depreciation and Amortization:
    Total depreciation and amortization for reportable
     segments                                                      386,549           753,386         647,586          1,421,321
    Corporate depreciation and amortization                        (13,024)           31,500          33,401             60,061
                                                                ----------      ------------     -----------        -----------
    Total depreciation and amortization                            373,525           784,886         680,987          1,481,382
                                                                ==========      ============     ===========        ===========

                                                                                                                   BALANCE AS OF
                                                                                                                      6/30/01
Assets:
    Total assets for reportable segments                                                                             35,039,621
    Cash & cash equivalents not allocated to segments                                                                17,388,379
    Other unallocated assets                                                                                            766,464
                                                                                                                   ------------
    Total assets                                                                                                     53,194,464
                                                                                                                   ============

(8) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Ibis adopted the provisions of SFAS 133 as amended, on January 1, 2001. The adoption of these provisions had no impact on the Company's financial condition or results of operations.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW

         Ibis Technology Corporation ("Ibis") was formed in October 1987 and commenced operations in January 1988. Ibis' initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the development of proprietary next generation oxygen implanters, the Ibis 1000 and Ibis 2000, and to other proprietary process technology.

         Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined and proven over the last dozen years. Ibis is at a point of introducing the next generation production-worthy SIMOX-SOI, which includes both the recently licensed modified low dose ("MLD") wafer process and the Ibis 2000 which will be capable of producing eight and twelve inch (or 200 and 300mm) SIMOX-SOI wafers. The first Ibis 2000 is anticipated to be complete by the end of the year. We believe we are now at a stage where customers are actively and seriously taking steps toward adopting our SIMOX-SOI technology in their mainstream manufacturing processes.

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

         There are many steps within each of these stages, and customers must evaluate each new wafer technology that essentially lays a new foundation for substantially all other processes they have spent billions of dollars and decades of time developing. Accordingly, it takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to initial production, which is not unlike the standard process for qualifying any new wafer material. These steps apply each time there is a change in the customer's fabrication process, such as a feature-size change or new material. Ibis has a number of customers going through this process right now. We have several customers in the sampling and R&D stages and four customers are already in the production stage.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the second quarter of 2001, two to three of our Ibis 1000 oxygen implanters were used by Ibis to generate SIMOX-SOI wafer sales and four to five implanters were used for non-revenue generating activities, such as research and development. Ibis currently has ten Ibis 1000 oxygen implanters, including two owned by a customer which reside at Ibis pursuant to terms of a consignment agreement.

         On April 12, 2001, Ibis announced in a press release that one of our largest customers, an optical components manufacturer, had informed us that it expects to order substantially reduced quantities of wafers for the remainder of 2001. As a result, second quarter results were adversely affected and we expect the remaining quarters and full year revenues to be substantially reduced from our earlier estimates.

         Another major factor affecting our revenue and results is that Ibis is in the midst of a major SIMOX technology transition where customers are focusing their activities on sampling or qualifying our new Advantox MLD wafers and anticipating the availability of the Ibis 2000 implanter. In addition, we believe the semiconductor industry downturn is slowing the Advantox MLD qualification process because in some cases our customers' resources are being limited. In view of the continued downturn in the semiconductor industry through June 30, 2001, and the fact that an upturn from the present economic and industry conditions is not visible, Ibis now intends to use a majority of the implanters under construction for internal wafer production. Accordingly, we transferred our equipment inventory to property and equipment as of June 30, 2001 and are evaluating projected demand versus capacity for potential impairment in future quarters.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO SECOND QUARTER ENDED JUNE 30,
2000

         PRODUCT SALES. Wafer product sales decreased $670,055 or 46%, to $771,550 for the second quarter ended June 30, 2001 from $1,441,605 for the second quarter ended June 30, 2000. This decrease in product sales is attributable to decreased wafer sales by Ibis in Europe as the impact of the order cutback announced in mid-April 2001 from one of our largest wafer customers was realized this quarter. Sales by Ibis in the United States and Pacific Rim increased this quarter and a majority of these sales represented wafers shipped to customers in the sampling and R&D stages.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the second quarter ended June 30, 2001 to $145,006 from $254,772 for the second quarter ended June 30, 2000, a decrease of $109,766 or 43%. This decrease is attributable to decreases in royalties earned and in government contract work.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $339,862 for the second quarter ended June 30, 2001 from $4,223,853 for the second quarter ended June 30, 2000, a decrease of $3,883,991 or 92%. Equipment revenue last year included an implanter sale, whereas this year consisted solely of parts and service revenue. Field service revenue accounted for $124,235 of equipment revenue for the second quarter ended June 30, 2001 as compared to $69,300 of equipment revenue for the second quarter ended June 30, 2000. Sales of spare parts accounted for $215,627 of equipment revenue for the second quarter ended June 30, 2001 as compared to $224,553 of equipment revenue for the second quarter ended June 30, 2000.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         TOTAL NET SALES AND REVENUE. Total net revenue for the second quarter ended June 30, 2001 was $1,256,418, a decrease of $4,663,812, or 79%, from total revenue of $5,920,230 for the second quarter ended June 30, 2000. This decrease resulted primarily from a decrease in wafer product sales and the lack of implanter sales.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the second quarter ended June 30, 2001 was $1,857,699, as compared to $1,150,821 for the second quarter ended June 30, 2000, an increase of $706,878 or 61%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, occupancy expenses, and repair and maintenance. Ibis also increased its reserve for wafer inventory obsolescence due to market conditions and decreased demand for certain products. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the second quarter ended June 30, 2001 was $194,584, as compared to $168,196 for the second quarter ended June 30, 2000, an increase of $26,388, or 16%. This increase is primarily attributable to subcontract work on contracts. Cost of equipment revenue represents the cost of equipment, the cost for spare parts along with labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2001 was $161,991 as compared to $2,748,947 for the second quarter ended June 30, 2000, a decrease of $2,586,956 or 94%. This decrease is due to lack of implanter sales in the quarter. As a result of the foregoing, the total cost of sales and revenue for the second quarter ended June 30, 2001 was $2,214,274 as compared to $4,067,964 for the second quarter ended June 30, 2000, a decrease of $ 1,853,690 or 46%. The gross margin for all sales was a negative 76% for the second quarter ended June 30, 2001 as compared to 31% for the second quarter ended June 30, 2000. This decrease in gross margin for all sales is attributable to the decreased revenue along with an increase in the cost of wafer product sales. The gross margin for wafer product sales was a negative 141% in the second quarter of 2001 compared to 20% in the prior year quarter. This decrease is due to the decrease in sales volume along with the increase in our fixed costs as a result of the expansion of our wafer operations during the second half of 2000 and the first half of 2001, which included additional space, clean rooms and equipment. This resulted in higher depreciation and occupancy costs. In addition, cost of wafer product sales for the second quarter ended June 30, 2001 includes amortization of technology which was licensed by Ibis in December 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter ended June 30, 2001 were $589,580 (or 47% of total revenue) as compared to $627,458 (or 11% of total revenue) for the second quarter ended June 30, 2000, a decrease of $37,878, or 6%. This is primarily a result of a decrease in professional service fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the second quarter ended June 30, 2001 were $529,258 (or 42% of total revenue) as compared to $428,512 (or 7% of total revenue) for the second quarter ended June 30, 2000, an increase of $100,746, or 24%. The increase in marketing and selling expenses is primarily a result of an increase in customer support personnel and professional services.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses decreased by $85,841 or 7%, to $1,223,927 (or 97% of total revenue) for the second quarter ended June 30, 2001, as compared to $1,309,768 (or 22% of total revenue) for the second quarter ended June 30, 2000. This decrease in absolute dollars is primarily due to a decrease in consulting expenses for the Ibis design and development effort on our next generation oxygen implanter, the Ibis 2000, which was partially offset by increased material expenses on Ibis' SIMOX-SOI wafer development programs.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OTHER INCOME (EXPENSE). Total other income for the second quarter ended June 30, 2001 was $252,067 as compared to $490,288 for the second quarter ended June 30, 2000, a decrease of $238,221, or 49%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         PRODUCT SALES. Wafer product sales increased $149,580 or 5%, to $3,234,945 for the six months ended June 30, 2001 from $3,085,365 for the six months ended June 30, 2000. The increase in product sales is attributable to increased wafer sales by Ibis in the Pacific Rim, while in Europe wafer sales remained constant. Sales by Ibis in the United States decreased overall during the six months ended June 30, 2001, primarily because our largest domestic customer is delaying further SIMOX-SOI wafer purchases until our new Advantox MLD process is qualified. In December 2000, Ibis entered into a royalty-bearing license agreement with this customer which gives Ibis the right to manufacture and sell SIMOX-SOI wafers using the licensed process. Ibis began shipping sample quantities of this material in May 2001.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the six months ended June 30, 2001 to $345,893 from $334,180 for the six months ended June 30, 2000, an increase of $11,713 or 4%. This increase is primarily attributable to an increase in royalty revenue.

         EQUIPMENT REVENUE. Equipment revenue decreased to $876,085 for the six months ended June 30, 2001 from $4,539,797 for the six months ended June 30, 2000, a decrease of $3,663,712 or 81%. Equipment revenue last year included an implanter sale, whereas this year consisted solely of parts and service revenue. Field service revenue accounted for $417,385 of equipment revenue for the six months ended June 30, 2001 as compared to $143,100 of equipment revenue for the six months ended June 30, 2000. Sales of spare parts accounted for $458,700 of equipment revenue for the six months ended June 30, 2001 as compared to $466,697 of equipment revenue for the six months ended June 30, 2000.

         TOTAL NET SALES AND REVENUE. Total revenue for the six months ended June 30, 2001 was $4,456,923, a decrease of $3,502,419, or 44%, from total revenue of $7,959,342 for the six months ended June 30, 2000. This decrease resulted primarily from lack of implanter sales.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the six months ended June 30, 2001 was $3,650,307, as compared to $2,083,841 for the six months ended June 30, 2000, an increase of $1,566,466 or 75%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, occupancy expenses, and repair and maintenance. Cost of contract and other revenue for the six months ended June 30, 2001 was $261,373, as compared to $220,440 for the six months ended June 30, 2000, an increase of $40,933, or 19%. This increase is primarily attributable to subcontract work on contracts. Cost of equipment revenue for the six months ended June 30, 2001 was $413,435 as compared to $2,881,201 for the six months ended June 30, 2000, a decrease of $2,467,766 or 86%. This decrease is due to lack of implanter sales, thus no equipment costs were recognized in this six month period. As a result of the foregoing, the total cost of sales and revenue for the six months ended June 30, 2001 was $4,325,115 as compared to $5,185,482 for the six months ended June 30, 2000, a decrease of $860,367 or 17%. The gross margin for all sales was 3% for the six months ended June 30, 2001 as compared to 35% for the six months ended

                           BIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

June 30, 2000. This decrease in gross margin for all sales is attributable to the lack of implanter sales along with the increase in the cost of wafer product sales. The gross margin for wafer product sales was a negative 13% in the first six months of 2001 compared to 32% in the prior year six month period. This decrease is primarily due to the expansion of our wafer operations during the second half of 2000 and the first half of 2001, which included additional space, clean rooms and equipment. This resulted in higher depreciation and occupancy costs. In addition, cost of wafer product sales for the six months ended June 30, 2001 includes amortization of technology which was licensed by Ibis in December 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2001 were $1,132,556 (or 25% of total revenue) as compared to $1,074,202 (or 13% of total revenue) for the six months ended June 30, 2000, an increase of $58,354, or 5%. This is primarily a result of an increase in personnel and professional service fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the six months ended June 30, 2001 were $1,020,910 (or 23% of total revenue) as compared to $855,532 (or 11% of total revenue) for the six months ended June 30, 2000, an increase of $165,378, or 19%. The increase in marketing and selling expenses is primarily a result of an increase in public relations and professional services.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $182,403 or 8%, to $2,405,256 (or 54% of total revenue) for the six months ended June 30, 2001, as compared to $2,222,853 (or 28% of total revenue) for the six months ended June 30, 2000. This increase is primarily due to increased material expenses on Ibis' SIMOX-SOI wafer development programs.

         OTHER INCOME (EXPENSE). Total other income for the six months ended June 30, 2001 was $594,458 as compared to $985,500 for the six months ended June 30, 2000, a decrease of $391,042, or 40%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, Ibis had cash and cash equivalents of $17,388,379, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 public sale of 1,000,000 shares of Common Stock. During the six months ended June 30, 2001, Ibis used $4,647,322 in cash from operating activities as compared to cash used by operations in the amount of $6,150,087 for the same period in 2000. Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was $1,481,382 and $680,987, respectively. This accounted for 33% and 9% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the anticipated expansion of its facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the six months ended June 30, 2001 was to fund additions to property and equipment which totaled $4,523,943. At June 30, 2001, Ibis had commitments to purchase approximately $2,024,320 in material or subassemblies to be used for manufacturing Ibis 1000 and the first Ibis 2000 implanters and $2,092,738 in capital equipment purchases.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Our existing cash resources, anticipated equipment lease financing along with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next 15 months. Management of Ibis currently believes that this anticipated scale of operations will include the purchase of support equipment, the expansion of Ibis' facilities, and the development and build of the next generation oxygen implanter, the Ibis 2000. Additional implanters are expected to be transferred to production at various times as additional capacity is needed to meet demand. We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs.

EFFECTS OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's sales or operating results.

BUSINESS OUTLOOK

         In September 1995, Ibis entered into a strategic business development agreement with a customer whereby the customer advanced cash to Ibis to ensure dedicated wafer production capacity over a five-year period. Such amounts were recognized in revenue over the five-year period as wafers were produced. Ibis and this customer are currently evaluating the status of this agreement, which is anticipated to be resolved in the third quarter of 2001. Should Ibis conclude not to extend the status of this agreement beyond the original termination date of December 2000, all or a portion of the remaining balance in deferred revenue of approximately $1.4 million will be recognized as non-recurring income at the time that all remaining certainties are resolved.

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the anticipated completion of the first Ibis 2000, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, the continuation of fluctuations in revenue and results of operations, the expectation that revenues for the remaining quarters of 2001 and the full year will be substantially reduced from earlier estimates, the intention to use a majority of the implanters under construction for internal wafer production, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the anticipated equipment lease financing, the need for future additional capital and the sufficiency of our current capital, the anticipated scale of Ibis' operations, poor visibility into upcoming quarters, and the possible recognition of approximately $1.4 million in non-recurring other income. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by Ibis on key customers (during 1998, 1999 and 2000, revenues from two customers averaged in the aggregate between 78% and 81% of our revenues, so that the loss of one or more of these major customers and the failure of Ibis to obtain other sources of revenue could have a material adverse impact on us); the loss of the services of one or more of our key individuals, which

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

could have a material adverse impact on Ibis; the dependence by Ibis on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on us; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than us; Ibis' lack of experience in producing commercial quantities of our products at acceptable costs; our ability to successfully complete the manufacture of our implanters and the uncertainty of commercial acceptance of these implanters by our customers; Ibis' ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of our products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected our sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on our business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update the information, unless required by law.

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

                          OTHER INFORMATION (CONTINUED)

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Annual Meeting of Stockholders of Ibis was held on May 3, 2001. The following matters were voted on at the meeting:

         (1) Three people were elected to the Board of Directors of the Company to serve for a term ending in 2004 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

                  NAME                               VOTE FOR                 VOTE WITHHELD
                  Dimitri Antoniadis                 7,657,018                    73,369
                  Robert L. Gable                    7,657,087                    73,300
                  Martin J. Reid                     7,645,962                    84,425

                  Peter H. Rose, Donald F. McGuinness and Lamberto Raffaelli continue to serve as Directors for terms which expire in 2002 and Geoffrey Ryding and Leslie B. Lewis continue to serve as Directors for terms which expire in 2003.

         (2) The stockholders of the Company approved an amendment to the Company's 1997 Employee, Director and Consultant Stock Option Plan to increase by 600,000 shares the aggregate number of shares of common stock for which stock options may be granted under this plan. This proposal was approved with 2,330,838 votes for, 481,298 votes against, 434,848 abstentions and 4,483,403 shares not voted.

         (3) The stockholders of the Company ratified the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. This proposal was approved with 7,678,081 votes for, 23,200 votes against and 29,106 abstentions.

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits furnished as Exhibits hereto:

                  None

                           IBIS TECHNOLOGY CORPORATION

                                     PART II

                                OTHER INFORMATION

(b)  Reports on Form 8-K:

     The Company filed with the Securities and Exchange Commission on April 2, 2001 a Current Report on Form 8-K for the March 27, 2001 event announcing a major expansion of its wafer manufacturing facility.

     The Company filed with the Securities and Exchange Commission on April 12, 2001 a Current Report on Form 8-K for the April 12, 2001 event announcing the Company's revised outlook for second quarter and full year 2001.

     The Company filed with the Securities and Exchange Commission on April 26, 2001 a Current Report on Form 8-K for the April 26, 2001 event announcing its financial results for the first quarter ended March 31, 2001.

     The Company filed with the Securities and Exchange Commission on May 31, 2001 a Current Report on Form 8-K for the May 31, 2001 event announcing cost reduction actions.

     The Company filed with the Securities and Exchange Commission on June 6, 2001 a Current Report on Form 8-K for the June 5, 2001 event announcing its Advantox(R) MLD wafers being sampled by global chipmakers.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Ibis Technology Corporation

Date: August 13, 2001           By: /s/ Debra L. Nelson
                                    -------------------------------------------
                                    Debra L. Nelson
                                    Chief Financial Officer, Treasurer and Clerk
                                    (principal financial and accounting officer)

Date: August 13, 2001           By: /s/ Thomas F. Lacey
                                    -------------------------------------------
                                    Thomas F. Lacey
                                    Controller and Assistant Treasurer