Form 10-Q
period 2001-09-30
IBIS TECHNOLOGY CORP
filed 2001-11-07
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended SEPTEMBER 30, 2001

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

Yes /X/         No / /

         8,390,728 shares of Common Stock, par value $.008, were outstanding on November 6, 2001.

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX

PART 1 - FINANCIAL  INFORMATION                                                                       PAGE
                                                                                                     NUMBER
  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 2000 and September 30, 2001 (unaudited)........................................    3

    Statements of Operations
        Three Months Ended September 30, 2000 and 2001 and Nine Months Ended
         September 30, 2000 and 2001 (unaudited)....................................................    4

    Statements of Cash Flows
       Nine Months Ended September 30, 2000 and 2001 (unaudited)....................................    5

    Notes to Unaudited Interim Financial Statements.................................................    6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................................................   11

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk................................   17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................................................   18

Item 2 - Changes in Securities......................................................................   18

Item 3 - Defaults upon Senior Securities............................................................   18

Item 4 - Submission of Matters to a Vote of Security Holders........................................   18

Item 5 - Other Information..........................................................................   18

Item 6 - Exhibits and Reports on Form 8-K...........................................................   18

Signatures..........................................................................................   19

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                                   2000                 2001
                                                                                          --------------------    -----------------
                                                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................................           $ 26,366,299            $ 15,895,314
   Accounts receivable, trade, net .................................................              1,209,916                 804,685
   Unbilled revenue ................................................................                510,500                 128,348
   Inventories (note 3) ............................................................             10,932,859               1,577,586
   Prepaid expenses and other current assets .......................................                326,103                 221,264
                                                                                               ------------            ------------
         Total current assets ......................................................             39,345,677              18,627,197
                                                                                               ------------            ------------
Property and equipment .............................................................             25,416,692              43,771,788
   Less:  Accumulated depreciation and amortization ................................            (10,875,048)            (12,796,603)
                                                                                               ------------            ------------
         Net property and equipment ................................................             14,541,644              30,975,185
Patents and other assets, net ......................................................              2,411,203               2,205,924
                                                                                               ------------            ------------
         Total assets ..............................................................           $ 56,298,524            $ 51,808,306
                                                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current (note 4) ......................................           $     11,593            $    821,436
   Accounts payable ................................................................              1,046,960               2,714,589
   Accrued liabilities .............................................................              2,718,240               1,558,426
   Deferred revenue ................................................................              2,984,094               1,505,834
                                                                                               ------------            ------------
         Total current liabilities .................................................              6,760,887               6,600,285
   Capital lease obligation, noncurrent (note 4) ...................................                 18,479               1,634,266
   Deferred gain on capital lease (note 4) .........................................                   --                    35,612
                                                                                               ------------            ------------
         Total liabilities .........................................................              6,779,366               8,270,163
                                                                                               ------------            ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value
   Authorized 2,000,000 shares; none issued ........................................                   --                      --
   Common stock, $.008 par value.
   Authorized 50,000,000 shares; issued 8,342,709 shares and
       8,390,728 shares in 2000 and 2001, respectively .............................                 66,742                  67,126
   Additional paid-in capital ......................................................             66,183,143              66,440,936
   Accumulated deficit .............................................................            (16,730,727)            (22,969,919)
                                                                                               ------------            ------------
         Total stockholders' equity ................................................             49,519,158              43,538,143
                                                                                               ------------            ------------
         Total liabilities and stockholders' equity ................................           $ 56,298,524            $ 51,808,306
                                                                                               ============            ============

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER                       SEPTEMBER 30,
                                                                2000            2001             2000           2001
                                                           ------------    ----------------  ----------    -------------
   NET SALES AND REVENUE:
     Product sales .....................................   $  2,066,965    $    925,550    $  5,152,330    $  4,160,495
     Contract and other revenue ........................         47,520         131,874         381,700         477,767
     Equipment revenue .................................        407,103         386,403       4,946,900       1,262,488
                                                           ------------    ------------    ------------    -------------
        Total net sales and revenue (note 2) ...........      2,521,588       1,443,827      10,480,930       5,900,750

   COST OF SALES AND REVENUE:
     Cost of product sales .............................      1,604,800       2,224,616       3,688,641       5,874,923
     Cost of contract and other revenue ................         57,870          90,269         278,310         351,642
     Cost of equipment revenue .........................        168,560         892,372       3,049,761       1,305,807
                                                           ------------    ------------    ------------    -------------
        Total cost of sales and revenue ................      1,831,230       3,207,257       7,016,712       7,532,372
                                                           ------------    ------------    ------------    -------------
        Gross profit (loss) ............................        690,358      (1,763,430)      3,464,218      (1,631,622)
                                                           ------------    ------------    ------------    -------------
   OPERATING EXPENSES:
     General and administrative ........................        427,639         518,414       1,501,841       1,650,970
     Marketing and selling .............................        400,117         379,842       1,255,649       1,400,752
     Research and development ..........................      1,129,771       1,311,172       3,352,624       3,716,428
                                                           ------------    ------------    ------------    -------------
        Total operating expenses .......................      1,957,527       2,209,428       6,110,114       6,768,150
                                                           ------------    ------------    ------------    -------------
        Loss from operations ...........................     (1,267,169)     (3,972,858)     (2,645,896)     (8,399,772)
                                                           ------------    ------------    ------------    -------------
   OTHER INCOME (EXPENSE):
     Interest income ...................................        470,028         150,550       1,467,432         738,900
     Interest expense ..................................           (901)           (624)         (9,196)         (2,087)
     Other income (note 2) .............................           --         1,417,452          (3,609)      1,425,023
                                                           ------------    ------------    ------------    -------------
        Total other income .............................        469,127       1,567,378       1,454,627       2,161,836
                                                           ------------    ------------    ------------    -------------
        Loss before income taxes .......................       (798,042)     (2,405,480)     (1,191,269)     (6,237,936)

   Income tax expense ..................................           --              --             1,256           1,256
                                                           ------------    ------------    ------------    -------------
        Net loss .......................................   $   (798,042)   $ (2,405,480)   $ (1,192,525)   $ (6,239,192)
                                                           ============    ============    ============    =============
   Net loss per common share:
    Basic ..............................................   $      (0.10)   $      (0.29)   $      (0.14)   $      (0.75)
                                                           ============    ============    ============    =============
    Diluted ............................................   $      (0.10)   $      (0.29)   $      (0.14)   $      (0.75)
                                                           ============    ============    ============    =============
   Weighted average number of common shares outstanding:
    Basic ..............................................      8,309,867       8,387,386       8,272,000       8,371,452
                                                           ============    ============    ============    =============
    Diluted ............................................      8,309,867       8,387,386       8,272,000       8,371,452
                                                           ============    ============    ============    =============

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         2000                  2001
                                                                                    ----------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................................     $ (1,192,525)           $ (6,239,192)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization ............................................        1,097,641               2,359,106
     (Loss) gain on sale of equipment .........................................           (3,609)                  7,571
     Changes in operating assets and liabilities:
         Accounts receivable, trade ...........................................         (117,801)                405,231
         Unbilled revenue .....................................................        1,349,928                 382,152
         Inventories ..........................................................       (6,547,330)             (2,797,585)
         Prepaid expenses and other current assets ............................          (42,565)                104,839
         Accounts payable .....................................................          915,599               1,667,629
         Accrued liabilities and deferred revenue .............................        1,344,086              (2,638,074)
                                                                                    ------------            ------------
         Net cash used in operating activities ................................       (3,196,576)             (6,748,323)
                                                                                    ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ...................................       (6,038,813)             (6,398,061)
   Other assets ...............................................................           11,250                 (44,020)
                                                                                    ------------            ------------
         Net cash used in investing activities ................................       (6,027,563)             (6,442,081)
                                                                                    ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations ......................................           (7,070)                 (7,880)
   Proceeds from sale-leaseback of equipment ..................................             --                 2,469,122
   Exercise of stock options and warrants .....................................          631,966                 258,177
                                                                                    ------------            ------------
         Net cash provided by financing activities ............................          624,896               2,719,419
                                                                                    ------------            ------------
         Net decrease in cash and cash equivalents ............................       (8,599,243)            (10,470,985)
Cash and cash equivalents, beginning of period ................................       36,361,621              26,366,299
                                                                                    ------------            ------------
Cash and cash equivalents, end of period ......................................     $ 27,762,378            $ 15,895,314
                                                                                    ============            ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ...................................     $      9,196            $      2,087
                                                                                    ============            ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Transfer of internally constructed equipment from inventory
    to property and equipment .................................................     $  4,450,393            $ 12,152,858
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

         In the third quarter of 2001, the Company recognized a non-recurring gain in other income of approximately $1.4 million which is the result of an expired wafer production capacity option that was entered into in September 1995. Under this agreement, a customer advanced non-refundable cash to the Company to ensure dedicated wafer production capacity over a five-year period. As wafers were produced, amounts were recognized in revenue over this five-year period, which ended December 2000. During the third quarter ended September 30, 2001, Ibis completed its negotiations with this customer and decided not to extend the agreement further. Accordingly, the remaining amount deferred under this agreement was recognized in income as no further obligations exist.

(3) INVENTORIES

         Inventories consist of the following:

                                                                     DECEMBER 31,            SEPTEMBER 30,
                                                                         2000                    2001
                                                                  -----------------          ------------
                  Raw materials ...............................      $   392,708                $   540,504
                  Work in process .............................          332,844                    289,571
                  Finished goods ..............................          218,210                    747,511
                                                                     -----------                -----------
                  Subtotal wafer inventory ....................          943,762                  1,577,586
                  Equipment inventory .........................        9,989,097                         --
                                                                     -----------                -----------
                      Total inventories .......................      $10,932,859                $ 1,577,586
                                                                     ===========                ===========

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

         Equipment inventory at December 31, 2000 included Ibis 1000 implanters under construction for either resale or the Company's own use. In view of the continued downturn in the semiconductor industry and the fact that an upturn from the present economic and industry conditions and Ibis 1000 implanter sales are not visible, the Company intends to use a majority of the implanters under construction in its internal wafer production facility. Accordingly, the Company transferred its equipment inventory to property and equipment as of June 30, 2001.

(4) LEASE COMMITMENTS

         In September 2001, the Company entered into an amendment of a non-cancelable operating lease for its office and manufacturing facility. The lease was modified to include expansion premises consisting of an additional 18,674 square feet of space. As of September 30, 2001, the aggregate commitment for this additional space is approximately $748,000 over 44 months.

         In September 2001, the Company entered into a $4.5 million equipment lease line, of which approximately $2.4 million was drawn down during the quarter under a sale-leaseback transaction. The obligation under this capital leaseback is secured by the underlying equipment and all other property and equipment of Ibis, will be paid over 36 months and bears interest at approximately 8%. The gain of approximately $36,000 under the sale and leaseback has been deferred and will be amortized as a reduction of depreciation expense over the life of the lease.

(5) STOCK OPTION PLANS

         On May 3, 2001, the stockholders of the Company approved an amendment to the Company's 1997 Employee, Director and Consultant Stock Option Plan to increase by 600,000 shares the aggregate number of shares of common stock for which stock options may be granted under this plan.

(6) NET LOSS PER SHARE

         Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and nine months ended September 30, 2000 and September 30, 2001, common stock equivalents of 373,344, 455,671, 2,444 and 270,577, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

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

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

         The table below provides unaudited information for the three and nine months ended September 30, 2000 and 2001 pertaining to the Company's three industry segments.

                                                   SIMOX WAFER        SIMOX            OTHER PRODUCTS
                                                    PRODUCTS        EQUIPMENT            OR SERVICES          TOTAL
                                                   -----------      ---------          --------------         -----
NET SALES AND REVENUE
Three Months Ended September 30, 2000             $ 2,066,965         $ 407,103            $  47,520       $ 2,521,588
Three Months Ended September 30, 2001                 925,550           386,403              131,874         1,443,827
Nine Months Ended September 30, 2000                5,152,330         4,946,900              381,700        10,480,930
Nine Months Ended September 30, 2001                4,160,495         1,262,488              477,767         5,900,750

OPERATING INCOME (LOSS)
Three Months Ended September 30, 2000                  34,699          (863,878)             (10,352)         (839,531)
Three Months Ended September 30, 2001              (2,007,784)       (1,488,265)              41,605        (3,454,444)
Nine Months Ended September 30, 2000                  308,560        (1,556,006)             103,390        (1,144,056)
Nine Months Ended September 30, 2001               (3,797,057)       (3,077,870)             126,125        (6,748,802)

ASSETS
September 30, 2001                                 31,737,951         3,123,305              194,086        35,055,342

CAPITAL EXPENDITURES
Three Months Ended September 30, 2000               2,973,143           391,948                   --         3,365,091
Three Months Ended September 30, 2001               1,528,781           240,052                   --         1,768,833
Nine Months Ended September 30, 2000                4,972,470           800,552                   --         5,773,022
Nine Months Ended September 30, 2001                5,873,630           287,860                   --         6,161,490

DEPRECIATION AND AMORTIZATION OF PROPERTY AND
EQUIPMENT
Three Months Ended September 30, 2000                 348,900            21,585                  833           371,318
Three Months Ended September 30, 2001                 699,756           144,185                   --           843,941
Nine Months Ended September 30, 2000                  909,930           106,655                2,319         1,018,904
Nine Months Ended September 30, 2001                1,908,765           356,497                   --         2,265,262

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

         The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 -------------------------             -------------------------
SEGMENT RECONCILIATION                                            2000               2001                2000             2001
                                                                 ------             ------             -------          --------
Loss Before Income Taxes:
 Total operating loss for reportable segments                 $   (839,531)       $(3,454,444)       $(1,144,056)       $(6,748,802)
 Corporate general & administrative
 expenses                                                         (427,638)          (518,414)        (1,501,840)        (1,650,970)
 Net other income                                                  469,127          1,567,378          1,454,627          2,161,836
                                                              ------------        -----------        -----------        -----------
Loss before income taxes                                          (798,042)        (2,405,480)        (1,191,269)        (6,237,936)
                                                              ============        ===========        ===========        ===========
Capital Expenditures:
 Total capital expenditures for reportable
 segments                                                        3,365,091          1,768,833          5,773,022          6,161,490
 Corporate capital expenditures                                    119,256            105,285            265,791            236,571
                                                              ------------        -----------        -----------        -----------
Total capital expenditures                                       3,484,347          1,874,118          6,038,813          6,398,061
                                                              ============        ===========        ===========        ===========
Depreciation and Amortization:
 Total depreciation and amortization for
 reportable segments                                               371,318            843,941          1,018,904          2,265,262
 Corporate depreciation and amortization                            45,336             33,783             78,737             93,844
                                                              ------------        -----------        -----------        -----------
 Total depreciation and amortization                               416,654            877,724          1,097,641          2,359,106
                                                              ============        ===========        ===========        ===========

                                                                                                                     BALANCE AS OF
                                                                                                                        9/30/01
Assets:
 Total assets for reportable segments                                                                                    35,055,342
 Cash & cash equivalents not allocated to
   segments                                                                                                              15,895,314
 Other unallocated assets                                                                                                   857,650
                                                                                                                        -----------
 Total assets                                                                                                            51,808,306
                                                                                                                        ===========

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

         Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations", ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the third quarter of 2001, three to four of our Ibis 1000 oxygen implanters were used by Ibis to generate SIMOX-SOI wafer sales and four to five implanters were used for non-revenue generating activities, such as research and development. Ibis currently has eleven Ibis 1000 oxygen implanters, including two owned by a customer which reside at Ibis pursuant to terms of a consignment agreement.

         On April 12, 2001, Ibis announced in a press release that one of our largest customers, an optical components manufacturer, had informed us that it expected to order substantially reduced quantities of wafers for the remainder of 2001. As a result, second and third quarter results were adversely affected and we expect the remaining quarter to be affected as well.

         Another major factor affecting our revenue and results is that Ibis is in the midst of a major SIMOX technology transition where customers are focusing their activities on sampling or qualifying our new Advantox MLD wafers and anticipating the availability of the Ibis 2000 implanter. In addition, we believe the semiconductor industry downturn is slowing the Advantox MLD qualification process because in some cases our customers' resources are being limited. In view of the continued downturn in the semiconductor industry and the fact that an upturn from the present economic and industry conditions is not visible, Ibis intends to use a majority of the implanters under construction for internal wafer production. Accordingly, we transferred our equipment inventory to property and equipment as of June 30, 2001 and are evaluating projected demand versus capacity for potential impairment in future quarters. In the third quarter of 2001, spare parts from this equipment inventory have been segregated and amortization of these parts has commenced using the straight line method over an eight year period.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2000

         PRODUCT SALES. Wafer product sales decreased $1,141,415 or 55%, to $925,550 for the third quarter ended September 30, 2001 from $2,066,965 for the third quarter ended September 30, 2000. This decrease in product sales is attributable to decreased wafer sales by Ibis in Europe as one of our largest wafer production customers in the optical components arena substantially reduced their requirements this year. Sales by Ibis in the United States and Pacific Rim increased this quarter and approximately half of these sales represented wafers shipped to customers in the sampling and R&D stages.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue increased for the third quarter ended September 30, 2001 to $131,874 from $47,520 for the third quarter ended September 30, 2000, an increase of $84,354 or 178%. This increase is attributable to an increase in royalties earned.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $386,403 for the third quarter ended September 30, 2001 from $407,103 for the third quarter ended September 30, 2000, a decrease of $20,700 or 5%. Equipment revenue this quarter consisted solely of parts and service revenue. Field service revenue accounted for $309,650 of equipment revenue for the third quarter ended September 30, 2001 as compared to $326,300 of equipment revenue for the same period last year. Sales of spare parts accounted for $76,753 of equipment revenue for the third quarter ended September 30, 2001 as compared to $80,803 of equipment revenue for the third quarter ended September 30, 2000.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         TOTAL NET SALES AND REVENUE. Total net revenue for the third quarter ended September 30, 2001 was $1,443,827, a decrease of $1,077,761, or 43%, from total revenue of $2,521,588 for the third quarter ended September 30, 2000. This decrease resulted primarily from a decrease in wafer product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the third quarter ended September 30, 2001 was $2,224,616, as compared to $1,604,800 for the third quarter ended September 30, 2000, an increase of $619,816 or 39%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, occupancy expenses, and repair and maintenance. Ibis also increased its reserve for wafer inventory obsolescence due to market conditions and decreased demand for certain products. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the third quarter ended September 30, 2001 was $90,269, as compared to $57,870 for the third quarter ended September 30, 2000, an increase of $32,399, or 56%. This increase is primarily attributable to subcontract work performed on contracts. Cost of equipment revenue represents the cost of equipment, the cost for spare parts along with labor incurred for field service. Cost of equipment revenue for the third quarter ended September 30, 2001 was $892,372 as compared to $168,560 for the third quarter ended September 30, 2000, an increase of $723,812 or 429%. This is due to a $700,000 increase in the reserve for excess or obsolete equipment parts due to decreased demand for equipment and parts. As a result of the foregoing, the total cost of sales and revenue for the third quarter ended September 30, 2001 was $3,207,257 as compared to $1,831,230 for the third quarter ended September 30, 2000, an increase of $1,376,027 or 75%. The gross margin for all sales was a negative 122% for the third quarter ended September 30, 2001 as compared to a gross margin of 27% for the third quarter ended September 30, 2000. This decrease in gross margin for all sales is attributable to decreased wafer sales, an increase in fixed wafer costs and the increase in reserve for excess or obsolete parts.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter ended September 30, 2001 were $518,414 (or 36% of total revenue) as compared to $427,639 (or 17% of total revenue) for the third quarter ended September 30, 2000, an increase of $90,775, or 21%. This is primarily a result of an increase in professional service fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the third quarter ended September 30, 2001 were $379,842 (or 26% of total revenue) as compared to $400,117 (or 16% of total revenue) for the third quarter ended September 30, 2000, a decrease of $20,275, or 5%. The decrease in marketing and selling expenses is primarily a result of a decrease in professional services.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $181,401 or 16%, to $1,311,172(or 91% of total revenue) for the third quarter ended September 30, 2001, as compared to $1,129,771 (or 45% of total revenue) for the third quarter ended September 30, 2000. This increase in absolute dollars is primarily due to increased material expenses on Ibis' SIMOX-SOI wafer development programs.

         OTHER INCOME (EXPENSE). Total other income for the third quarter ended September 30, 2001 was $1,567,378 as compared to $469,127 for the third quarter ended September 30, 2000, an increase of $1,098,251, or 234%. The increase in total other income is attributable to non-recurring income amounting to approximately $1.4 million which is the result of an expired wafer production capacity option. In September 1995, Ibis entered into a strategic business development agreement with a customer whereby the customer advanced cash to Ibis to ensure dedicated wafer production capacity over a five-year period. As wafers were produced, amounts were recognized

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in revenue over this five-year period, which ended December 2000. During the third quarter ended September 30, 2001, Ibis completed its negotiations with this customer and decided not to extend the agreement further.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         PRODUCT SALES. Wafer product sales decreased $991,835 or 19%, to $4,160,495 for the nine months ended September 30, 2001 from $5,152,330 for the nine months ended September 30, 2000. The decrease in product sales is attributable to decreased wafer sales by Ibis in Europe as the impact of the order cutback announced in mid-April 2001 from one of our largest wafer customers was realized. In the Pacific Rim wafer sales increased overall during the nine months ended September 30, 2001. Sales by Ibis in the United States increased overall during the nine months ended September 30, 2001, even though our largest domestic customer is delaying further SIMOX-SOI wafer purchases until our new Advantox MLD process is qualified. In December 2000, Ibis entered into a royalty-bearing license agreement with this customer which gives Ibis the right to manufacture and sell SIMOX-SOI wafers using the licensed process. Ibis began shipping sample quantities of this material in May 2001.

         CONTRACT AND OTHER REVENUE. Contract and other revenue increased for the nine months ended September 30, 2001 to $477,767 from $381,700 for the nine months ended September 30, 2000, an increase of $96,067 or 25%. This increase is primarily attributable to an increase in royalty revenue.

         EQUIPMENT REVENUE. Equipment revenue decreased to $1,262,488 for the nine months ended September 30, 2001 from $4,946,900 for the nine months ended September 30, 2000, a decrease of $3,684,412 or 74%. Equipment revenue last year included an implanter sale, whereas this year consisted solely of parts and service revenue. Field service revenue accounted for $727,035 of equipment revenue for the nine months ended September 30, 2001 as compared to $469,400 of equipment revenue for the nine months ended September 30, 2000. Sales of spare parts accounted for $535,453 of equipment revenue for the nine months ended September 30, 2001 as compared to $547,500 of equipment revenue for the nine months ended September 30, 2000.

         TOTAL NET SALES AND REVENUE. Total revenue for the nine months ended September 30, 2001 was $5,900,750, a decrease of $4,580,180, or 44%, from total revenue of $10,480,930 for the nine months ended September 30, 2000. This decrease resulted from lack of implanter sales and decreased wafer sales.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the nine months ended September 30, 2001 was $5,874,923, as compared to $3,688,641 for the nine months ended September 30, 2000, an increase of $2,186,282 or 59%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, occupancy expenses, and repair and maintenance. Cost of contract and other revenue for the nine months ended September 30, 2001 was $351,642 as compared to $278,310 for the nine months ended September 30, 2000, an increase of $73,332 or 26%. This increase is primarily attributable to subcontract work on contracts. Cost of equipment revenue for the nine months ended September 30, 2001 was $1,305,807 as compared to $3,049,761 for the nine months ended September 30, 2000, a decrease of $1,743,954 or 57%. This decrease is due to lack of implanter sales in the current period compared to the same period in the prior year which included the cost of an implanter, thus no equipment costs were recognized in this nine month period. As a result of the foregoing, the total cost of sales and revenue for the nine months ended September 30, 2001 was $7,532,372 as compared to $7,016,712 for the nine months ended September 30, 2000, an increase of $515,660 or 7%. The gross margin for all sales was a negative 28% for the nine months ended September 30, 2001 as compared to a positive 33% for the nine months ended September 30, 2000. This decrease

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in gross margin for all sales is attributable to decreased wafer sales, the lack of implanter sales, increased fixed wafer costs and an increase in reserve for excess or obsolete parts.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2001 were $1,650,970 (or 28% of total revenue) as compared to $1,501,841 (or 14% of total revenue) for the nine months ended September 30, 2000, an increase of $149,129, or 10%. This is primarily a result of an increase in professional service fees.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the nine months ended September 30, 2001 were $1,400,752 (or 24% of total revenue) as compared to $1,255,649 (or 12% of total revenue) for the nine months ended September 30, 2000, an increase of $145,103, or 12%. The increase in marketing and selling expenses is primarily a result of an increase in public relations and professional services.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $363,804 or 11%, to $3,716,428 (or 63% of total revenue) for the nine months ended September 30, 2001, as compared to $3,352,624 (or 32% of total revenue) for the nine months ended September 30, 2000. This increase is primarily due to increased material expenses on Ibis' SIMOX-SOI wafer development programs.

         OTHER INCOME (EXPENSE). Total other income for the nine months ended September 30, 2001 was $2,161,836 as compared to $1,454,627 for the nine months ended September 30, 2000, an increase of $707,209, or 49%. The increase in total other income is attributable to non-recurring income amounting to approximately $1.4 million which is the result of an expired wafer production capacity option. This was offset by decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, Ibis had cash and cash equivalents of $15,895,314, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 public sale of 1,000,000 shares of Common Stock. During the nine months ended September 30, 2001, Ibis used $6,748,323 in cash from operating activities as compared to cash used by operations in the amount of $3,196,576 for the same period in 2000. Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 was $2,359,106 and $1,097,641, respectively. This accounted for 40% and 10% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the recent expansion of our facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the nine months ended September 30, 2001 was to fund additions to property and equipment which totaled $6,398,061. At September 30, 2001, Ibis had commitments to purchase approximately $880,790 in material or subassemblies to be used for manufacturing Ibis 1000 and the first Ibis 2000 implanters and $904,143 in capital equipment purchases.

         In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial's Commercial Equipment Finance Group. The lease line will be used to finance the purchase of the balance of process equipment for wafer production, primarily for 300 mm wafers. During the quarter, Ibis drew down approximately $2.4 million of this line in a sale-leaseback transaction bearing interest at approximately 8% with a term of three years, and a monthly rent payment of $67,895. Ibis has a fair market value purchase option at the end of the lease term. The lease line is secured by the underlying assets and all other property and equipment of Ibis.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Our existing cash resources, equipment lease line, along with funds generated from operations are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next 12 months. Management of Ibis currently believes that this anticipated scale of operations will include the purchase of support equipment and the build of the next generation oxygen implanter, the Ibis 2000. We anticipate that we may be required to raise substantial additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs.

EFFECTS OF INFLATION

         Ibis believes that over the past three years inflation has not had a significant impact on Ibis' sales or operating results.

BUSINESS OUTLOOK

         During October 2001, Ibis received an order for an Ibis 1000 oxygen implanter, including spare parts and other options, from the Shanghai Institute of Metallurgy (SIM), Chinese Academy of Sciences. The system will be used by the Shanghai Simgui Technology Co., Ltd. (STC), a company formed by SIM and others, to manufacture SIMOX-SOI wafers in Shanghai, China, for chipmakers serving the growing Chinese consumer electronics market. Ibis expects to ship the implanter late this year, but revenue from the sale will not be recognized until next year when installation and acceptance of the system takes place.

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the anticipated completion of the first Ibis 2000, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, the continuation of fluctuations in revenue and results of operations, the expectation that revenues for the remaining quarter of 2001 will be affected by the reduced orders of one of our largest wafer customers, the intention to use a majority of the implanters under construction for internal wafer production, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital, the sufficiency of our current capital, the anticipated scale of Ibis' operations, and the timing of the recognition of revenue for the sale of an Ibis 1000 implanter to SIM. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of SIMOX-SOI wafers will continue to be realized commercially or that a commercial market for SIMOX-SOI wafers will continue to develop; the dependence by Ibis on key customers (during 1998, 1999 and 2000, revenues from two customers averaged in the aggregate between 78% and 81% of our revenues, so that the loss of one or more of these major customers and the failure of Ibis to obtain other sources of revenue could have a material adverse impact on us); the loss of the services of one or more of our key individuals, which could have a material adverse impact on Ibis; the dependence by Ibis on key suppliers, so that the loss of services of one or more suppliers could have a material adverse impact on us; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than us; Ibis' lack of experience in producing commercial quantities of our products at acceptable costs; our ability to successfully complete the manufacture of

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

our implanters and the uncertainty of commercial acceptance of these implanters by our customers; Ibis' ability to develop and maintain strategic alliances for the manufacturing, marketing and distribution of our products and sale of equipment; the cyclical nature of the semiconductor industry, which has negatively affected our sales of SIMOX-SOI wafers during industry downturns and which could continue to do so in the future; the limited availability of critical materials and components for wafer products and implanters, as a shortage of such materials and components or a significant increase in the price thereof could have a material adverse effect on our business and results of operations; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update the information, unless required by law.

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

         (a) Exhibits furnished as Exhibits hereto:

             EXHIBIT NO.       DESCRIPTION
             10.53             Amendment of Lease Agreement dated September 25, 2001,
                               between the Company and Thomas J. Flatley  d/b/a the
                               Flatley Company

             10.54             Master Lease Agreement dated September 25, 2001, between
                               the Company and Heller Financial Leasing, Inc., including
                               Additional Collateral Rider and Schedule A to Additional
                               Collateral Rider

             10.55             Amendment to Warrant Agreement dated June 1,
                               2001, between the Company and International
                               Business Machines Corporation

         (b) Reports on Form 8-K:

             The Company filed with the Securities and Exchange Commission on July 10, 2001 a Current Report on Form 8-K for the July 9, 2001 event announcing preliminary second quarter results.

             The Company filed with the Securities and Exchange Commission on July 17, 2001 a Current Report on Form 8-K for the July 16, 2001 event announcing the installation of and qualification of an Ibis 1000 implanter at Mitsubishi Materials Silicon Corporation.

             The Company filed with the Securities and Exchange Commission on July 18, 2001 a Current Report on Form 8-K for the July 18, 2001 event announcing its financial results for the second quarter ended June 30, 2001.

             The Company filed with the Securities and Exchange Commission on August 23, 2001 a Current Report on Form 8-K for the August 22, 2001 event announcing the election of Dr. Yuri Erokhin as Vice President of Wafer Technology and the resignation of two directors.

             The Company filed with the Securities and Exchange Commission on September 28, 2001 a Current Report on Form 8-K for the September 27, 2001 event announcing that it had secured a $4.5 million equipment lease line with Heller Financial's Commercial Equipment Finance Group.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Ibis Technology Corporation

Date:  November 6, 2001            By: /s/ Debra L. Nelson
                                       ----------------------------------------
                                   Debra L. Nelson
                                   Chief Financial Officer, Treasurer and Clerk
                                   (principal financial and accounting officer)

Date: November 6, 2001             By: /s/ Thomas F. Lacey
                                       ----------------------------------------
                                       Thomas F. Lacey
                                       Controller and Assistant Treasurer