Form 10-K
period 2001-12-31
IBIS TECHNOLOGY CORP
filed 2002-03-15
CIK 855182

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period _____________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 8, 2002 was $89,360,656 based on the last sale price as reported by the Nasdaq National Market System.

     As of March 8, 2002, the registrant had 8,412,541 shares of common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Ibis Technology Corporation ("Ibis") develops, manufactures and markets SIMOX-SOI implantation equipment and wafers for the worldwide semiconductor industry. SIMOX, which stands for Separation by IMplantation of OXygen, is a form of silicon-on-insulator, or SOI, technology that creates an insulating barrier below the top surface of a silicon wafer. Our proprietary oxygen implanters produce SIMOX-SOI wafers by implanting oxygen atoms just below the surface of a silicon wafer to create a very thin layer of silicon dioxide between the thin operating region of the transistor at the surface and the underlying silicon wafer itself. The buried layer of silicon dioxide acts as an insulator for the devices fabricated on the surface of the silicon wafer and reduces the electrical current leakage which otherwise slows integrated circuit performance and increases the loss of power during circuit operation. Through this process our customers can produce integrated circuits which we believe offer significant advantages over circuits constructed on conventional silicon wafers. These advantages include:

        - substantially improved speed for microprocessors and other logic integrated circuits,

        -   reduced power consumption,

        -   reduced soft error rate, and

        -   higher temperature operation.

        We believe these characteristics make SIMOX-SOI wafers, and the finished integrated circuits, well-suited for many commercial applications, including:

        -   servers and workstations,

        -   portable and desktop computers,

        - wireless communications and battery powered devices such as laptop computers, personal digital assistants and mobile phones,

        -   integrated optical components, and

        -   harsh environment electronics.

        When we began operations in 1988, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years. Ibis is at a point of introducing the next generation production-worthy SIMOX-SOI, which includes both the recently licensed modified low dose ("MLD") wafer process and the i2000(TM), an oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. We plan to market this implanter as the i2000. In 1999, we commenced a program to design and develop the i2000 and in January 2002, we successfully performed the first implants using this tool. The final steps in the development of the i2000 are expected to be completed during the first half of 2002.

        Ibis has sold SIMOX-SOI wafers to most of the world's leading commercial semiconductor manufacturers and foundries, including Advanced Micro Devices, Fujitsu, Hewlett Packard, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola, National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, Toshiba, TSMC and UMC. In addition to semiconductor manufacturers, we also sell SIMOX-SOI wafers to several optical components manufacturers, including Bookham Technology, Lightcross, Lucent, NTT and OKI Electric. We have also sold Ibis 1000 oxygen implanters to IBM, Sumitomo Mitsubishi Silicon Corporation ("SUMCO") and Shanghai Institute of Metallurgy ("SIM"), which is part of the Chinese Academy of Sciences.

        Ibis believes that strategic alliances will play an important role in developing a worldwide commercial market for our SIMOX-SOI wafers. We currently have material alliances or agreements with IBM, MEMC Electronic Materials, Inc. ("MEMC") and SUMCO.

        We were incorporated in Massachusetts in October 1987 and commenced operations in January 1988. Our executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923 and our telephone number is (978) 777-4247.

OUR STRATEGY

        Ibis is seeking to become the world leader in SOI technology with the quality, cost and size required for mainstream commercial applications. Our objective is to make our SIMOX-SOI wafers the preferred advanced materials substrate for mainstream commercial applications. We believe that the SIMOX-SOI industry will eventually evolve from today's situation where we are mainly providing SIMOX-SOI wafers, to a position where we are focused on providing oxygen implantation systems to the wafer manufacturers who will produce most of the SIMOX-SOI wafers needed by the chip making industry. We also plan on continuing process development and being a source for SIMOX-SOI wafers. Key elements of our strategy for achieving this objective include:

        - CAPITALIZING ON A FUNDAMENTAL TREND IN SEMICONDUCTOR MANUFACTURING. Semiconductor manufacturers face an increasing demand for faster integrated circuit speed, reduced power consumption, immunity to soft errors and smaller chip size. In addition, as indicated in recent industry announcements and as outlined in the Semiconductor Industry Association roadmap, the industry is migrating towards much thinner, more uniform silicon layers. By definition, an SOI wafer is composed of a layer of silicon on top of a layer of oxide. Ultra-thin SOI wafers have been demonstrated to provide superior results especially in terms of increased power efficiency and heat reduction in the manufacture of fully depleted substrate transistors for next generation semiconductor devices. We believe SIMOX-SOI technology is a leading alternative to address the need for increased power efficiency and heat reduction. The trend towards thinner layers is an advantage for Ibis because with our SIMOX process, thinner layers require less time to implant which nets higher output, lower costs and improved quality. We plan to focus on our major key customers in the semiconductor industry who we expect to lead the way in the adoption of SIMOX-SOI technology. We plan to continue to focus a majority of our technical and marketing resources on these key customers and to continue our joint development activities with all of our customers and strategic partners.

        - PURSUING STRATEGIC MARKETING, MANUFACTURING, DISTRIBUTION AND DEVELOPMENT ALLIANCES. We intend to continue to pursue relationships through which third parties will distribute some of our products and/or assist us in research and development activities. As evidence of this strategy, we have entered into strategic alliances and/or joint development agreements with MEMC and SUMCO, two of the largest silicon wafer manufacturers in the world. In addition, we are pursuing the possibility of forming strategic partnerships with semiconductor capital equipment manufacturers, additional silicon wafer manufacturers and suppliers of components for our machines. We also intend to pursue partnerships or joint development arrangements which could give us the right to complementary technology and/or products.

        - ENHANCING AND EXTENDING CURRENT PRODUCT OFFERINGS. We intend to use our resources and our strategic partners' technical expertise to improve existing products, expand our core product functionality, add products to our existing product line and further advance our process technology. In 2001, we introduced Advantox-Registered Trademark- MLD wafers which are produced using a process licensed from IBM and in February 2002, we entered into a Technical Cooperation Agreement with MEMC aimed at developing advanced SIMOX-SOI wafers for semiconductor manufacturers worldwide. In addition, we recently introduced our next generation oxygen implanter, the i2000, which includes 200 and 300 mm wafer size capability and enhancements to increase throughput and reduce production costs. We plan to continue to improve existing, and develop additional, SIMOX-Advantox products.

        - INCREASING OUR SIMOX-SOI WAFER AND IMPLANTATION EQUIPMENT MANUFACTURING CAPACITY. In 2001, we more than doubled our SIMOX wafer production capacity by adding four Ibis 1000 implanters and put in place the balance-of-process equipment set for 300 mm SIMOX wafer manufacturing. We intend to use the i2000 for 300 mm implants in the second half of 2002 and plan to build at least one additional i2000 implanter in 2002.

MARKETING, SALES AND CUSTOMERS

            Over the last several years, Ibis has focused on integrating SIMOX-SOI wafers into commercial applications, which have substantially higher volume potential than military applications, our initial target market. In 2000 and 2001, substantially all of our sales of SIMOX-SOI wafers were for commercial applications and a small number of our customers used our SIMOX-SOI wafers in commercial products. Many more of our customers are sampling SIMOX-SOI wafers or are developing prototype products.

            Commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. From our customers' perspective, the pathway to SOI adoption is complex and time consuming. Typically, a customer will go through three major stages:

        - Sampling, where preliminary performance characteristics are explored and verified;
        - R&D, where specific customer specifications are tested and developed; and
        -   Production, where yield and cost benefits are optimized.

            Each of these stages has many steps, and customers must evaluate each new wafer technology that essentially lays a new foundation for substantially all other processes they have spent billions of dollars and decades of time developing. Accordingly, it takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to initial production, which is not unlike the standard process for qualifying any new wafer material. These steps apply each time there is a change in the customer's fabrication process, such as a feature-size change or new material. Ibis has a number of customers going through this process right now.

            In February 2001, Ibis entered into an alliance with MEMC, pursuant to which MEMC became a global sales representative for Ibis' SIMOX-SOI wafers. We believe this alliance will allow us to capitalize on MEMC's demonstrated global expertise in the silicon industry. MEMC has a worldwide presence of approximately 100 sales and applications personnel located in sales offices around the world. In addition, MEMC operates manufacturing facilities directly, or through joint ventures, in Italy, Japan, Malaysia, South Korea, Taiwan and the United States. We believe that MEMC's proven technology leadership and 300 mm capability will build upon the foundation established by us to promote the acceptance of our SIMOX products and the future adoption of 300 mm SIMOX.

        Our internal sales personnel generally focus on our largest customers, optical components and MicroElectroMechanical Systems ("MEMS") manufacturers, as well as supporting our strategic partners. Our objective in these broad-based sales efforts is to promote the adoption of SIMOX-SOI technology on an industry-wide basis.

        Overseas, we rely on our strategic partners, MEMC and Sumitomo Mitsubishi Silicon, to market and sell our wafer products. We also have a SIMOX implanter sales representation agreement with IRAM Systems Co., Ltd, a Korean corporation, to solicit orders for our Ibis 1000 implanters from customers located in China.

        The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 1999, 2000 and 2001, as well as the percent of our revenue represented by these customers' purchases:

                                 1999                   2000                    2001
                                 ----                   ----                    ----
        CUSTOMER          DOLLARS     PERCENT    DOLLARS     PERCENT     DOLLARS     PERCENT
        --------          -------     -------    -------     -------     -------     -------
     IBM                  $11,846       71%      $5,725        40%        $  806       11%
     SUMCO                  1,592       10%       1,045         7%         1,288       17%
     Bookham                1,234        7%       5,604        39%         2,097       28%

        The sales to IBM in 1999 and 2000 resulted primarily from the sale of a total of three units of Ibis 1000 oxygen implanter equipment at a sale price of approximately $4,000,000 each. There were no implanter sales in 2001.

        The growth of MEMS and optical device marketplaces has created new market opportunities for manufacturers of SIMOX-SOI wafers. Companies such as Bookham, Lightcross, Opticnet and NTT are developing devices in silicon such as optical switches, multiplexers and attenuators. We believe the tight silicon uniformity that SIMOX provides makes it well suited for these types of applications.

        Customers of Ibis that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 1999, 2000 and 2001, approximately 4%, 5%, and 8%, respectively, of our product sales were generated by product sales to such customers.

        Sales to overseas customers in 1999, 2000 and 2001 were 18%, 48% and 52% of total revenue, respectively. In 1999, sales to Japan were 10% of total revenue, all of which was attributable to SUMCO. In 2000, sales to the United Kingdom were 39% of total revenue, most of which was attributable to Bookham Technology. In 2001, sales to the United Kingdom were 28% of total revenue, most of which was attributable to Bookham Technology.

STRATEGIC ALLIANCES

        Ibis has entered into a number of strategic alliances which we believe enable us to better address our target market, to advance our technology more effectively, and to match our technical developments and production expansion to the needs of our key customers.

        In July 1994, Ibis entered into a business development agreement with SUMCO under which SUMCO markets and sells Ibis manufactured SIMOX-SOI wafers in Japan and the Pacific Rim. We have also collaborated with SUMCO on joint research and development focused on optimizing SIMOX-SOI process technology for high-volume commercial applications. In 1998, SUMCO purchased an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility of Ibis' SIMOX-SOI wafers. This implanter had been operating at our Danvers facility, but was installed in SUMCO's wafer manufacturing facility in Chiba, Japan in July 2001. In July 1999, we completed an agreement to license our standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO. Under this agreement we received an initial royalty fee and are entitled to future royalties based on a percentage of SUMCO's SIMOX-SOI wafer sales.

        In December 2000, Ibis licensed from IBM the right to manufacture and sell SIMOX-SOI wafers, using IBM's proprietary SIMOX process, to IBM and to all our other customers. Under the royalty-bearing license agreement, we use IBM's process to produce SIMOX-SOI wafers which we market as Advantox MLD. We have been working with IBM and other customers for many years to improve the quality and manufacturing standards of SIMOX wafers. This relationship gives us an opportunity to combine our foremost SOI material with the leading production-proven process of record in the industry and make it available to all our customers. A complementary product to our existing Advantox product line, Advantox MLD wafers are being broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process.

        In February 2001, Ibis entered into an alliance with MEMC, pursuant to which MEMC became a global sales representative for our entire SIMOX-SOI wafer product line, including Advantox MLD, and the primary supplier to us of silicon substrate material. In February 2002, Ibis and MEMC expanded this alliance by entering into a Technical Cooperation Agreement aimed at developing advanced SIMOX-SOI wafers for semiconductor manufacturers worldwide. The priorities of the alliance include boosting device performance and fab yield through defect density improvement in the device layer using optimized wafers such as MEMC's OPTIA(TM) product, and accelerating the industry's adoption of Ibis' SIMOX-SOI products. The alliance also grants MEMC the right to license our SIMOX-SOI wafer technology and to purchase oxygen implanters manufactured by us. Such rights are designed to provide MEMC with the option to produce and sell SIMOX-SOI wafers at some point in the future.

RESEARCH AND DEVELOPMENT

        Ibis has active research and development programs in both equipment and wafer process technology. For the past two years a primary focus has been developing capacity to produce 300 mm SIMOX wafers. This has required the development of a new implant tool, the i2000, and the procurement and qualification of annealing, cleaning, and metrology tools for balance of process at 300 mm. Both the i2000 and the balance of process have targeted the production of 300 mm SIMOX wafers in early 2002, a goal which we met in the first quarter of 2002.

        In 1999, Ibis launched a program to design and develop the next-generation oxygen implanter, the i2000. The proprietary i2000 was designed to support the volume production of high quality SIMOX-SOI 200 and 300 mm wafers for the global semiconductor industry. In January 2002, the i2000 successfully performed first implants. The final steps in the development of the i2000, process qualification for Advantox and MLD SIMOX processes, are expected to be completed during the first half of 2002. The i2000 duplicates the process environment of the Ibis 1000 to minimize process risks; however, it incorporates a number of features to improve throughput and reduce costs. These include increased beam current, faster wafer handling, off-hub wafer cooling, and modular construction, which we believe will enable improved serviceability and diagnostics, while simplifying the assembly and shipping of the machine. The simpler beam line design of the i2000 will also offer extensive capabilities, facilitating the manufacture of the Advantox product portfolio. Taken together, these features increase productivity of the i2000 over the Ibis 1000 by greater than a factor of two. Finally, the i2000 is far more fab friendly than the Ibis 1000. It is designed to be bulkhead mounted in the clean room, offers front-opening unified pod (FOUP) capability and meets all SEMI safety and ergonomic guidelines. We also believe that the i2000's improved automation and operator-friendly controls will improve product yield and afford ease-of-use.

        In early 2000, Ibis undertook an ion source development program with the U.S. Department of Energy's Lawrence Berkeley National Laboratory. Under the terms of the agreement, Dr. Ka-Ngo Leung and his staff developed an ion source suitable for the i2000 SIMOX-SOI implanter. The ion source uses the RF inductive coupling technology developed in Dr. Leung's laboratory for high current injection of H+ ions into tokamak reactors for fusion research. We intend to work with Dr. Leung to enhance the ion source in 2002 with the goal of developing an ion source with increased beam current and a reduction of debris caused by a molecular ion, thus increasing intervals between preventative maintenance on the beamline.

        Wafer technology R&D has concentrated on enhancing the range of potential commercial applications for Ibis' SIMOX-SOI wafers by:

        -   Refining techniques to produce SIMOX-SOI wafers of higher quality;
        - Developing new processes to produce SIMOX-SOI wafers with thinner top silicon and buried oxide layers at lower cost, to a large extent expanding and improving the MLD process; and
        - Responding to specific customer requirements and emerging industry trends, such as the development of our Advantox MLD-UT (ultra thin) product line to address requirements for fully depleted devices. Ultra-thin SOI wafers have been demonstrated to provide superior results especially in terms of increased power efficiency and heat reduction in the manufacture of fully depleted substrate transistors for next generation semiconductor devices. We are also developing high resistivity SIMOX-SOI wafers for mixed signal and RF applications.

        During the fiscal years ended December 31, 1999, 2000 and 2001, Ibis' internally funded research and development expenses were approximately $1,774,000, $4,586,000 and $5,119,000, or 11%, 32% and 69% of our revenues, respectively.

        Government sponsored research and development activities also comprise a part of our research and development effort. SIMOX-SOI technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant and high temperature defense and space-based systems. As a result of this government sponsored research and development, radiation-tolerant integrated circuits on Ibis-produced SIMOX-SOI wafers are now in production for commercial, military and space applications at Honeywell. During the fiscal years ended 1999, 2000 and 2001, revenues from government sponsored research and development contracts were approximately $374,000, $372,000 and $212,000, or 2%, 3% and 3% of our revenues, respectively.
Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

        Government-sponsored research and development has focused on improving SIMOX-SOI manufacturing and characterization methods and developing new processes to ensure the availability of high quality SIMOX-SOI wafers which meet the requirements for commercial and military applications. The Small Business Innovative Research, or SBIR, program, which is the largest source of direct government support to us, has funded development of advanced methods of SIMOX-SOI processing, resulting in improved fabrication and characterization of SIMOX-SOI materials, and the SBIR has been supportive in developing a fundamental understanding of new processes which has been useful in new product development. We have received SBIR contracts from ARPA, the Ballistic Missile Defense Organization, the Defense Special Weapons Agency, U.S. Army, the U.S. Air Force, the Department of Energy, National Science Foundation, National Aeronautical and Space Administration and the Strategic Defense Initiative Organization. Similarly, we expect our cooperative research efforts with entities including the Naval Research Laboratory, the Microelectronics Research Laboratory, the National Institute of Standards, the Massachusetts Institute of Technology, University of Florida, University of Arizona and Arizona State University to yield benefits to our ongoing commercialization activities.

        Contracts with government agencies require compliance with applicable government regulations and are generally subject to competitive bidding, extensive regulation and cancellation at the government's sole discretion. Pursuant to the terms of such government contracts, we will be required to grant to the U.S. government a royalty-free nonexclusive worldwide license to any inventions claimed by us which were funded by the U.S. government. Additionally, these agreements are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to us.

COMPETITION

        We believe we face three general sources of competition: (1) direct SIMOX-SOI competition, (2) competing SOI technologies, and (3) competing non-SOI technologies. Among direct SIMOX-SOI competitors, we believe we are presently the only U.S. manufacturer of SIMOX-SOI wafers. SUMCO is manufacturing SIMOX wafers in Japan on Ibis 1000 implanters. Wacker Siltronic's recently formed joint venture with Nippon Steel Corporation, Wacker Nippon Steel Corporation ("WNC"), has decided to enter production of 200 mm SIMOX technology to meet rising demand from its global customer base. WNC is also continuing development of 300 mm SIMOX manufacturing technology from Nippon Steel Corporation. Komatsu is also marketing SIMOX-SOI material. We believe that, at this stage of the market's development, the availability of alternate sources of SIMOX-SOI wafers will help address customer concerns about the lack of available alternate sources of supply. In addition, we believe these companies could be potential equipment customers of ours.

        The first generation oxygen implanter, the NV-200, was produced by Eaton Corporation (now known as Axcelis), which built a total of six implanters. Of these six implanters, we owned two which were removed from production in 1997. We do believe that the remaining machines are being used for research, if at all, as opposed to commercial production of SIMOX wafers. In 1995, Hitachi began marketing an oxygen implanter and has also developed an oxygen implanter capable of producing 300 mm wafers. We are not aware of plans by any of the major ion implant manufacturers to design and develop oxygen ion implanters, but they may develop plans in the future. It is our belief that it would take at least two years to develop such an implanter.

        The second source of competition for us is the development of alternative SOI materials. The approach that competes with SIMOX is thin-film bonded SOI wafers. SOITEC, a French-based company that spun off from LETI, a French government research lab, uses a bonded method. SOITEC has, to date, been our major wafer product competitor and has sold larger volumes of SOI wafers than us. The thin-film bonded approach uses two silicon wafers, one or both having a thermally-grown oxide layer, which are first bonded together to form the silicon/silicon dioxide/silicon structure. A majority of one of the wafers is removed or separated from the double-wafer structure, and the remaining portion serves as the device layer of the SOI wafer. The most popular method is to transfer the thin layer using wafer splitting techniques, allowing the rest of the wafer to be reclaimed and reused. Regions of stress are first created using implantation and/or epitaxial growth. The wafer is split along the stress interface by the application of heat (SOITEC's Smartcut-Registered Trademark- process), a gas jet (Silicon Genesis' process), or a water jet (Canon's ELTRAN-Registered Trademark-process). Evidence to date suggests that both SIMOX and bonded wafers perform equally well. Ibis believes, however, that the SIMOX process results in a lower manufacturing cost. Ibis believes that, at this stage in the market's development, multiple SOI suppliers will help accelerate the adoption of SOI technology.

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

BACKLOG

        Ibis' backlog consists of written orders for SIMOX-SOI wafers expected to be delivered during 2002, equipment revenue expected to be recognized during 2002 and other contracts expected to be performed during 2002. As of February 28, 2002, the backlog was $2,349,000 in wafer orders, $5,798,000 in equipment related orders and $450,000 in other contracts. This is compared with a backlog of approximately $1,017,000 in wafer orders, $353,000 in equipment orders and $384,000 in other contracts at February 28, 2001. Approximately 1% of the wafer backlog is for 100 mm (four-inch) wafers, less than 1% is for 150 mm (six-inch) wafers, 41% is for 200 mm (eight-inch) wafers, and 58% is for 300 mm (twelve-inch) wafers. As customers of Ibis move from development and pilot production into volume production, we expect much of the increased demand to be for 200 mm and 300 mm wafers. Approximately 95% of the wafer backlog is comprised of orders from three customers of Ibis. All customer orders are subject to modification or cancellation by the customers.

        Backlog can fluctuate greatly based upon, among other matters, the timing of receipt of orders, especially equipment orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

PATENTS AND PROPRIETARY RIGHTS

        Ibis has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to us during the development of the Ibis 1000. Our beam scanning system sublicense agreement also grants us certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, we have entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid us a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by us from sublicenses are to be shared on a substantially equal basis with the licensor of the beam scanning system. As of December 31, 2001, Ibis had received approximately $1,352,000 in net license fees, after deducting amounts paid to the licensor.

        Ibis also obtained an exclusive license to technology that facilitates the presentation of wafers to ion beams developed by Superion Limited, a United Kingdom corporation. Through December 31, 2001, Ibis has paid $420,000 for license fees for Ibis 1000 implantation machines that have been manufactured by us. Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials. During 2001, this agreement was modified to incorporate i2000 implantation machines. Ibis also entered into a Sublicense Agreement during 2001which gives our customer a royalty-bearing, non-exclusive license to utilize this technology for ion implantation machines, excluding oxygen implanters.

        During 1998, we entered into an equipment licensing and development agreement which gives the customer the right to a royalty-bearing, non-exclusive license to supplement our equipment manufacturing capacity. We have received no royalties under this agreement.

        During 1999, we completed an agreement to license its standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO. The agreement consisted of an initial royalty fee. Future royalties shall be payable based on a percentage of SUMCO's SIMOX-SOI wafer sales.

        In 2000, we licensed from IBM the right to manufacture and sell SIMOX-SOI wafers, using IBM's proprietary SIMOX process, to IBM and to all our other customers. Under the royalty-bearing license agreement, we may use IBM's process to produce SIMOX-SOI wafers which we market as Advantox MLD. A complementary product to our existing Advantox product line, Advantox MLD wafers are broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process. Under the agreement we granted IBM rights to our patents utilized in the modified low dose, or MLD process.

        Although we own or have exclusive rights to several patents and several pending applications, and we diligently monitor the research and development process to identify inventions which warrant pursuing patent protection, we rely largely upon trade secret protection to safeguard our proprietary technology. All of our employees are currently required to execute confidentiality agreements pursuant to which they agree to assign to us all patent rights and technical or other information developed by the employees during their employment with us, and agree not to disclose any trade secret or confidential information without our prior written consent. Notwithstanding these confidentiality agreements, we cannot be sure that other companies will not acquire information which we consider to be proprietary. Moreover, we cannot be sure that our patent rights will be enforceable or provide us with meaningful protection from competitors or that patent applications will be allowed. Even if a competitor's products were to infringe patents owned or licensed by us, it would be very costly for us to enforce our rights in an enforcement action, which would also divert funds and resources which otherwise could be used in our operations. We cannot be sure that we would be successful in enforcing such rights, that our products or processes do not infringe the patent or intellectual property rights of a third party, or that if we are not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available, if at all, on commercially reasonable terms.

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

        Ibis is subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in its operations and exposure of our personnel to occupational hazards. Although we believe that we have all permits necessary to conduct our business, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Our future activities may result in our being subject to additional regulations. Such regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with regulations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances or to properly control other occupational hazards could subject us to substantial financial liabilities.

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

MANUFACTURING AND SUPPLIES

        Ibis manufactures its oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Most raw materials and components not produced by us are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers. Although we seek to reduce our dependence on these limited source suppliers and we have not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on our business and results of operations.

        We manufacture our SIMOX-SOI wafers using conventional silicon wafers and a variety of chemicals and gases, all of which are available from multiple sources. We order the chemicals and gases pursuant to blanket purchase orders which generally may be modified or cancelled by us upon 60 days' prior notice to the vendor. In February 2001, Ibis and MEMC, a leading global producer of silicon wafers, entered into an alliance pursuant to which on April 1, 2001, MEMC became our primary supplier of silicon substrate material. In periods of increasing demand in the semiconductor industry for silicon wafers, we cannot be sure that we will be able to purchase an adequate supply of such silicon wafers for manufacture of our products at or near current prices, if at all. Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on our business and results of operations.

EMPLOYEES

        As of December 31, 2001, we employed 99 persons on a full-time basis and 1 person on a permanent part-time basis. None of our employees are represented by a labor union and we believe our relations with our employees are good.

RISK FACTORS

        THE COMMERCIAL MARKET FOR SIMOX-SOI TECHNOLOGY IS STILL DEVELOPING AND MAY NEVER FULLY DEVELOP.

        The sources of our revenue have shifted from primarily research and development contracts and sales of SIMOX-SOI wafers for military applications to primarily sales of SIMOX-SOI wafers for commercial applications and sales and support of oxygen implantation equipment. To date, most customers who have purchased our SIMOX-SOI wafers in the commercial field have done so for the purpose of characterizing and evaluating the wafers and developing prototypes. We are aware of only four commercial manufacturers that are using SIMOX-SOI wafers in low volume production for a limited number of products. The performance advantages of SIMOX-SOI wafers may never be realized commercially and a commercial market for SIMOX-SOI wafers may never fully develop. The failure of major semiconductor manufacturers to adopt SIMOX-SOI technology would adversely affect, and may prevent, the widespread adoption of this technology by others.

        WE RELY HEAVILY ON SALES TO CERTAIN SIGNIFICANT CUSTOMERS, WHICH MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER CAUSING OUR OPERATING RESULTS TO FLUCTUATE.

        We derive a large portion of our sales of both wafers and wafer manufacturing equipment from certain significant customers. The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 1999, 2000 and 2001, as well as the percent of our revenue represented by these customers' purchases:

                                 1999                         2000                         2001
                                 ----                         ----                         ----
        CUSTOMER         DOLLARS       PERCENT      DOLLARS        PERCENT        DOLLARS        PERCENT
        --------         -------       -------      -------        -------        -------        -------
     IBM                 $11,846         71%         $5,725          40%            $  806         11%
     SUMCO                 1,592         10%          1,045           7%             1,288         17%
     Bookham               1,234          7%          5,604          39%             2,097         28%

        The sales to IBM in 1999 and 2000 resulted primarily from the sale of a total of three Ibis 1000 oxygen implanters at a sale price of approximately $4,000,000 each. Ibis expects that we will continue to rely on a relatively small number of customers as sources of revenue in the foreseeable future. The loss of one or more of these major customers and our failure to obtain other sources of revenue could have a material adverse impact on our business. In addition, any downturn in these customers' business or the industry in which these customers operate could result in a significant decrease in sales of our products to these customers, which would have an adverse effect on our business.

        WE HAVE SIGNIFICANT LOSSES AND MAY NEVER BE ABLE TO SUSTAIN
PROFITABILITY.

        Although we had a net income of $827,129 in 1999, we experienced net losses of $1,501,867 and $9,594,919 in 2000 and 2001, respectively. As of December 31, 2001, we had an accumulated deficit of $26,325,646. Net losses may continue for the foreseeable future. Although we have had profitable periods from time to time, we may not be able to achieve sustained profitability.

        WE EXPECT OUR QUARTERLY REVENUE AND OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY.

        We anticipate that our revenue and operating results are likely to vary significantly from quarter to quarter in the future, and it is likely that in future quarters our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock will likely decrease. Customers in the semiconductor industry tend to order large quantities of wafers on an irregular basis. This means that customers who account for a significant portion of our net revenue in one quarter may not place any orders in the succeeding quarter or quarters. These ordering patterns may result in significant quarterly fluctuations in our revenue and operating results. In addition, because we do not sell implanters on a regular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue for that quarter. A number of other factors, many of which are discussed in more detail in other risk factors, may also cause variations in our results of operations, including:

        -   cancellations of orders and shipment delays and rescheduling;
        -   our wafer manufacturing capacity and yields;
        - new product introductions, which often result in a mismatching of research and development expenses and recognition of revenue;
        -   the success of our marketing alliances; and
        -   economic conditions and capital spending in the semiconductor industry and in other industries in which our customers operate.

        A high percentage of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance.

        COMPETITORS AND COMPETING TECHNOLOGIES MAY RENDER SOME OR ALL OF OUR PRODUCTS OR FUTURE PRODUCTS NONCOMPETITIVE OR OBSOLETE.

        The semiconductor industry is highly competitive and has been characterized by rapid and significant technological advances. A number of established semiconductor and materials manufacturers, including certain of our customers, have expended significant resources in developing improved wafer substrates. Our competitors or others, many of which have substantially greater financial, technical and other resources than we do, may succeed in developing technologies and products that are equal to or more effective than any which we are developing, which could render our technology obsolete or noncompetitive. In addition to competition from other manufacturers of SIMOX-SOI wafers, we face competition from manufacturers using bulk silicon and epitaxial wafer technology, compound materials technology such as silicon-germanium, gallium-arsenide and indium phosphide and SOI technology other than SIMOX technology. Although we believe that SIMOX-SOI wafers offer integrated circuit performance advantages, semiconductor manufacturers may develop improvements to existing bulk silicon or epitaxial wafer technology, and competing compound materials or SOI technologies may be more successfully developed, which would eliminate or diminish the performance advantages of SIMOX-SOI wafers. Although we are aware of only one other company manufacturing oxygen implant equipment, other major semiconductor implant equipment manufacturers could develop a less expensive oxygen implanter with superior technology. Our ability to compete with other manufacturers of semiconductor implanters, SIMOX wafers and manufacturers of competing SOI wafers, as well as with bulk silicon, epitaxial and compound materials wafer manufacturers, will depend on numerous factors within and outside our control, including:

        - the success and timing of our product introductions and those of our competitors;
        -   product distribution;
        -   customer support;
        -   sufficiency of funding available to us; and
        - the price, quality and performance of competing products and technologies.

        WE MUST CONTINUALLY IMPROVE EXISTING PRODUCTS, DESIGN AND SELL NEW PRODUCTS AND MANAGE THE COSTS OF RESEARCH AND DEVELOPMENT IN ORDER TO COMPETE EFFECTIVELY.

        The semiconductor industry is characterized by rapid technological change, evolving industry standards and continuous improvements in products and required customer specifications. Due to the constant changes in our markets, our future success depends on our ability to improve our manufacturing processes, improve existing products and develop new products. For example, our oxygen implanters must remain competitive on the basis of cost of ownership, process performance and evolving customer needs. To remain competitive we must continually introduce oxygen implanters with higher capacity, better production yields and the ability to process larger wafer sizes.

        The commercialization of new products involves substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business may be materially and adversely affected if:

        -   we are unable to improve our existing products on a timely basis;
        -   our new products are not introduced on a timely basis;
        - we incur budget overruns or delays in our research and development efforts; or
        -   our new products experience reliability or quality problems.

        OUR SIMOX-SOI WAFER PRODUCTS ARE DIFFICULT TO MANUFACTURE AND SMALL MANUFACTURING DEFECTS CAN ADVERSELY AFFECT OUR CUSTOMERS' AND OUR OWN PRODUCTION YIELDS AND OUR OPERATING RESULTS.

        The manufacture of our SIMOX-SOI wafers is a highly complex and precise process. SIMOX-SOI wafer production requires a tightly controlled, clean environment. Very small impurities in our manufacturing materials or process, contamination of the manufacturing environment and/or equipment failures can cause wafers to be rejected, can adversely affect our customers' manufacturing yields of their integrated circuits or can cause shipping delays. Our customers or we may experience problems in achieving an acceptable yield in the manufacture of SIMOX-SOI wafers, and the risk of encountering difficulties increases as we transition to new manufacturing methods or more exacting customer specifications. In the past, we have experienced difficulties in meeting evolving customer specifications which have led to delayed SIMOX-SOI wafer shipments and/or increased production costs.

        THE CUSTOMER QUALIFICATION PROCESS FOR OUR WAFER PRODUCTS IS COMPLEX AND LENGTHY.

        Our customers expend significant efforts in evaluating and qualifying our wafer products before they place significant orders with us. To date, commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products by our customers. The time to develop an integrated circuit on SIMOX-SOI is lengthy, sometimes taking twelve to thirty-six months. The cycle typically goes from initial sampling of SIMOX-SOI wafers to more intensive sampling, the manufacture of prototype integrated circuits, circuit process modifications, yield optimization, pilot production and finally, production. This is a normal cycle in the semiconductor industry for any new advanced material such as Ibis' SIMOX-SOI. Even after this lengthy qualification process, customers may not purchase our products in substantial amounts, or at all. This lengthy sales cycle, as well as the practice of semiconductor manufacturers to place sporadic orders, may cause our revenue and operating results to vary significantly and unexpectedly from period to period.

        THE MANUFACTURING AND CUSTOMER QUALIFICATION PROCESS FOR OUR IMPLANTERS IS COMPLEX, LENGTHY AND COSTLY.

        In the semiconductor industry customers regularly require equipment manufacturers to qualify the equipment at the customer's site. The time required to customer qualify an implanter at a customer's site is very difficult to predict because the qualification process for each of our implanters is complex, lengthy and costly. The manufacturing and qualification process for each implanter requires us to construct and customer qualify the machine at our premises, disassemble the machine for transportation, and reassemble and requalify it at the customer's premises. During this qualification period, we invest significant resources and dedicate substantial production and technical personnel to achieve acceptance of the implanter. Each customer will not accept the implanter until it has successfully produced wafers to exact specifications at the customer's premises. Even very small differences in the customer's environment or initially imperceptible changes that may occur to the implanter during the transportation to and reassembly of the implanter at the customer's site can cause a large percentage of wafers produced by the implanter to be rejected, which would delay the acceptance of the implanter by the customer. Historically, we have experienced delays in achieving customer acceptance. Delays or difficulties in our manufacturing and qualification process could increase manufacturing and warranty costs and adversely affect our relationships with our customers. In addition, because we do not recognize revenue on the sale of an implanter until it is delivered and qualified by the customer, any delay in qualification would result in a delay in our ability to recognize revenue from the sale. Historically it takes approximately nine months to build, ship and obtain customer acceptance of our Ibis 1000 implanters.

        WE HAVE ONLY RECEIVED ORDERS FOR A SMALL QUANTITY OF OUR OXYGEN IMPLANTER EQUIPMENT.

        Since we began selling implanters in 1996, we have only sold a total of eight oxygen implanters at an average sale price of approximately $4,000,000 each. We do not expect to sell more than a limited number of implanters in the near future. The sale of one implanter would generally represent a substantial portion of our annual revenue. Accordingly, the delay in the manufacture or delivery of even one unit would have a material adverse effect on our quarterly or annual results of operations.

        OUR IMPLANTERS AND ASSOCIATED TECHNOLOGY ARE SUBJECT TO EXPORT REGULATIONS, WHICH COULD PREVENT OR DELAY THE SALE OF SUCH PRODUCTS IN FOREIGN COUNTRIES.

        Certain technologies associated with our implanters are subject to export regulations administered by the U.S. Department of Commerce. Accordingly, we may be required to secure U.S. export licenses with respect to sales of implanters or transfers of technologies to end users in certain foreign countries. This requirement could result in significant delays in, or the prevention of, sales of implanters or transfers of technology or other such technical data to customers in certain foreign countries. For example, the recent sale of an Ibis 1000 implanter and the corresponding transfer of technology to the Shanghai Institute of Metallurgy, Chinese Academy of Sciences required an export license which took approximately one year to secure. There can be no assurance that if necessary, we will be able to secure such licenses in the future in a timely manner, or at all.

        THE LOSS OF KEY MEMBERS OF OUR SCIENTIFIC AND MANAGEMENT STAFF COULD DELAY AND MAY PREVENT THE ACHIEVEMENT OF OUR RESEARCH, DEVELOPMENT AND BUSINESS OBJECTIVES.

        Our Chief Executive Officer, Martin J. Reid, and other current officers and key members of our scientific staff are responsible for areas such as product development and improvements, and process improvements research, which are important to our specialized scientific business. The loss of, and failure to promptly replace, any member of this group could significantly delay and may prevent the achievement of our research, development and business objectives. While we have entered into an employment agreement with our Chief Executive Officer, under certain circumstances he may be able to terminate his employment with us. Furthermore, although our employees are subject to certain confidentiality and non-competition obligations, our key personnel may terminate their employment at any time and may become employed by a competitor.

        WE MAY NOT BE ABLE TO SUCCESSFULLY PRODUCE OUR PRODUCTS ON A
LARGE-SCALE.

        We have limited manufacturing experience and have only manufactured limited quantities of SIMOX-SOI wafers and Ibis 1000 oxygen implanters for low volume production. To be successful, our products must be manufactured in commercial quantities, at acceptable costs. We may not be able to make the transition to high volume commercial production successfully. Future production in commercial quantities may create technical and financial challenges for us. We currently have nine Ibis 1000 oxygen implanters available for the production of wafers and are currently relocating one additional Ibis 1000 implanter for internal wafer production into the cleanroom. In addition, we are in the final stages of development of our i2000 implanter, which we expect to complete in the first quarter of 2002. We are beginning to procure parts for a second i2000 and plan to construct additional implanters as we need more capacity to meet demand, but the time it takes to build and qualify an implanter is lengthy. Any difficulty or delay in completing the development of the i2000 or in constructing additional implanters if needed could have a material adverse effect on our business.

        WE MAY NOT BE ABLE TO USE ALL OF OUR EXISTING OR FUTURE MANUFACTURING CAPACITY AT A PROFITABLE LEVEL.

        We have spent, and expect to continue to spend, large amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capacity. Because a significant portion of our expenses is fixed, if we end up not needing this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders making our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per wafer produced will increase, which would adversely affect us. At times we may also have the capacity to produce more oxygen implantation machines than we have orders for at such times. During such idle time we would continue to be responsible for the fixed costs for maintaining personnel and space for such production, which could have a material adverse effect on our business.

        WE MAY NOT SUCCESSFULLY FORM OR MAINTAIN DESIRABLE STRATEGIC ALLIANCES.

        We believe we will need to form alliances with strategic partners for the manufacturing, marketing and distribution of our products. We may enter into these strategic alliances to satisfy customer demand and to address possible customer concerns regarding our being a sole source supplier. The limited number of reliable sources of supply other than Ibis may adversely affect or delay the integration of SIMOX-SOI wafers in mainstream commercial applications. In July 1994, we entered into a business development agreement with SUMCO, under which SUMCO markets and sells our SIMOX-SOI wafers in Japan. In February 2001, we entered into an alliance with MEMC, pursuant to which MEMC became a global sales representative for our entire SIMOX-SOI wafer product line and the primary supplier to us of silicon substrate material. We may not be successful in maintaining such alliances or in forming and maintaining other alliances, including satisfying our contractual obligations with our strategic partners, and our partners may not devote adequate resources to manufacture, market and distribute these products successfully or may attempt to compete with us.

        WE MAY HAVE DIFFICULTY OBTAINING THE MATERIALS AND COMPONENTS NEEDED TO PRODUCE OUR PRODUCTS.

        Pursuant to an agreement that we entered into with MEMC in February 2001, MEMC is the primary supplier to us of silicon substrate material. If MEMC is not able to meet our demand for silicon wafers, and we are unable to obtain substitute wafers from other vendors, we would be unable to manufacture our SIMOX-SOI wafer products. Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on our business. We manufacture our oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Although we have not experienced any significant production delays due to the unavailability of or delay in obtaining our component parts or raw materials to date, a disruption or termination of certain of our vendors may occur. Any such disruption or termination could have a material adverse effect on our business.

        WE MAY NEED SUBSTANTIAL ADDITIONAL CAPITAL IN THE FUTURE.

        We anticipate that our existing capital resources, will enable us to maintain currently planned operations for at least the next twelve months. However, this expectation is based on our current operating plan which may change. We intend to continue to invest in facilities and state-of-the-art equipment in order to increase our research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities would require further investment. As a result, we may need to raise substantial additional capital in the future. We have previously financed our working capital requirements through:

        -   equity financings, including warrant and option exercises,
        -   equipment lines of credit,
        -   a working capital line of credit,
        -   a term loan,
        -   sale-leaseback arrangements,
        -   collaborative relationships,
        -   wafer product and equipment sales, and
        -   government contracts.

        We may not be able to raise any required additional funds on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would seriously harm our business and results of operations. In addition, if we raise additional funds through the sale of equity or convertible debt securities, the value of our stock outstanding may be diluted. We may also have to issue securities that have rights, preferences and privileges senior to our common stock.

        WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY.

        Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded or have filed applications for a number of patents in the U.S. and foreign countries, those patents may not provide meaningful protection, or pending patents may not be issued. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have or may obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents. An adverse outcome in the defense of a patent suit could:

        -   subject us to significant liabilities to third parties,
        -   require disputed rights to be licensed from third parties, or
        -   require us to cease selling our products.

        We also rely in large part on unpatented proprietary technology and others, including strategic partners, may independently develop the same or similar technology or otherwise obtain access to our proprietary technology. To protect our rights in these areas, we currently require all of our employees to enter into confidentiality agreements. However, these agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

        Others may claim that our technology infringes on their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend and may divert management's attention and resources. If successful, they could also require us to enter into costly royalty or licensing agreements. A successful claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

        IF WE DO NOT COMPLY WITH ALL APPLICABLE ENVIRONMENTAL REGULATIONS, WE COULD BE SUBJECT TO FINES AND OTHER SANCTIONS.

        We are subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in our operations and exposure of our personnel to occupational hazards. Although we believe that we have all permits necessary to conduct our business, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Our future activities may result in our being subject to additional regulations. Such regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with regulations. Our failure to control the use of, or to restrict adequately the discharge of, hazardous substances or properly control other occupational hazards could subject us to substantial financial liabilities.

        OUR STOCK PRICE IS HIGHLY VOLATILE.

        The market prices for securities of high tech companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly. Since January 1, 1999, our stock price has fluctuated from a high of $135.00 to a low of $3.15. It is likely that the market price of our stock will continue to fluctuate in the future. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

        -   quarterly fluctuations in operating results,
        -   difficulty in forecasting future results,
        -   announcements by us or our present or potential competitors,
        - technological innovations or new commercial products or services by us or our competitors,
        -   the timing of receipt of orders from major customers,
        -   product mix,
        -   product obsolescence,
        -   shifts in customer demand,
        - our ability to manufacture and ship products on a cost-effective and timely basis,
        - market acceptance of new and enhanced versions of our products or implanters,
        - the evolving and unpredictable nature of the markets for the products incorporating our SIMOX-SOI wafers,
        - the amount of research and development expenses associated with new or enhanced products or implanters
        -   the cyclical nature of the semiconductor industry, and
        -   general market conditions.

        FUTURE ISSUANCES OF PREFERRED STOCK MAY DIMINISH THE RIGHTS OF OUR COMMON STOCKHOLDERS.

        Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, privileges and other terms of these shares. The board of directors may exercise this authority without the approval of the stockholders. The rights of the holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future.

        ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS AND PROVISIONS OF MASSACHUSETTS LAW COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

        Our restated articles of organization, as amended, and restated bylaws and the Massachusetts Business Corporation Law contain certain provisions that may make a third-party acquisition of us difficult, including:

        - a classified board of directors, with three classes of directors each serving a staggered three-year term;
        -   the ability of the board of directors to issue preferred stock;
        - a 75% super-majority shareholder vote to amend certain provisions of our articles of organization and bylaws; and

        - the requirement under Massachusetts law that any stockholder action by written consent be unanimous.

ITEM 2. DESCRIPTION OF PROPERTY

        Ibis' corporate office and manufacturing facilities are located at leased facilities in Danvers, Massachusetts. In 2000, we opened our second building in Danvers, which effectively separated our two business segments:
Implantation equipment design and manufacture and SIMOX wafer production. This transition has streamlined both our implanter and wafer manufacturing operations, while allowing us to expand capacity in both areas. We have a 40,000 square foot facility dedicated to wafer operations which includes modernized cleanrooms that contain a total of ten implanters, upgraded metrology equipment and cleaning equipment. The implantation equipment design and manufacturing facility is approximately 20,000 square feet and we have an additional 20,000 square feet of adjacent space for future expansion. The leases expire on May 31, 2005 and contain options to renew for five years.

ITEM 3. LEGAL PROCEEDINGS

        Ibis is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against us of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Ibis' Common Stock began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock or any other securities of Ibis. On April 4, 1996, Ibis commenced trading on the Nasdaq National Market. Our Common Stock is traded under the symbol "IBIS." The following tables set forth, for 2000 and 2001, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                    COMMON STOCK
                                                                    ------------
                                                                  HIGH          LOW
                                                                  ----          ---

          2000:

               First Quarter..........................          $135.00       $43.00
               Second Quarter.........................          $ 90.50       $28.31
               Third Quarter..........................          $ 63.00       $29.69
               Fourth Quarter.........................          $ 42.63       $10.50
          2001:

               First Quarter..........................          $ 36.75       $16.50
               Second Quarter.........................          $ 28.98       $ 9.50
               Third Quarter..........................          $ 12.50       $ 3.15
               Fourth Quarter.........................          $ 15.59       $ 4.10

-----------------
STOCKHOLDERS

        As of March 9, 2002, there were approximately 124 stockholders of record of the 8,412,238 outstanding shares of Common Stock and approximately 7,600 beneficial owners of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

        During the fourth quarter of the fiscal year ended December 31, 2001, there were no sales of securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 2001, are derived from the financial statements of Ibis, which financial statements have been audited by KPMG LLP, independent certified public accountants. The audited balance sheets at December 31, 2001 and 2000 and the related statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2001 and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with Ibis' financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------
                                              1997          1998             1999         2000        2001
                                              ----          ----             ----         ----        ----
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product sales.......................      $     3,389     $   3,149       $   5,282    $   8,173    $    5,391
Contract and other revenue..........            2,831         1,087           1,257          533           518
Equipment revenue...................              454        11,230          10,064        5,769         1,525
                                          -----------     ---------       ---------    ---------    ----------
  Total revenue.....................            6,674        15,466          16,603       14,475         7,434
                                          -----------     ---------       ---------    ---------    ----------
Cost of product sales...............            4,827         4,581           4,644        5,824         8,210
Cost of contract and other revenue..            2,143           976             443          388           376
Cost of equipment revenue...........              311         7,347           7,242        3,482         1,502
                                          -----------     ---------       ---------    ---------    ----------
  Total cost of revenue.............            7,281        12,904          12,329        9,694        10,088
                                          -----------     ---------        --------    ---------    ----------
  Gross profit (loss)...............             (607)        2,562           4,274        4,781        (2,654)
                                          -----------     ---------       ---------    ---------    ----------
Operating expenses:
  General and administrative........            1,724         1,823           1,787        1,998         2,273
  Marketing and selling.............              466           470           1,016        1,640         1,813
  Research and development..........            1,435         1,972           1,774        4,587         5,119
                                          -----------     ---------       ---------    ---------    ----------
  Total operating expenses..........            3,625         4,265           4,577        8,225         9,205
                                          -----------     ---------       ---------    ---------    ----------
  Loss from operations..............           (4,232)       (1,703)           (303)      (3,444)      (11,859)
                                          -----------     ---------       ----------   ---------    ----------
Total other income..................              296           538           1,140        1,943         2,265
Income (loss) before income taxes...           (3,936)       (1,165)            837       (1,501)       (9,594)
Income tax expense..................               (1)           (1)            (10)          (1)           (1)
                                          -----------     ---------       ---------    ---------    ----------
Net income (loss)...................      $    (3,937)    $  (1,166)      $     827    $  (1,502)   $   (9,595)
                                          ===========     =========       =========    =========    ==========
Net income (loss) per common
  share(1)..........................      $      (.69)    $    (.17)      $     .11    $    (.18)   $    (1.15)
                                          -----------     ---------       ---------    ---------    ----------

Weighted average common shares
  outstanding.......................            5,710         6,760           7,404        8,286         8,378

                                                                    AS OF DECEMBER 31,
                                          ------------------------------------------------------------------
                                              1997           1998            1999         2000         2001
                                              ----           ----            ----         ----         ----
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ....................      $    17,249     $  16,831       $  43,309    $  32,585    $  11,232
Total assets........................           24,918        24,307          53,728       56,299       54,920
Long-term debt, less current portion              499            40              30           18        2,718
Total liabilities...................            4,161         3,698           5,347        6,780       14,560
Stockholders' equity................           20,757        20,609          48,381       49,519       40,360

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

        Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years. Ibis is at a point of introducing the next generation production-worthy SIMOX-SOI, which includes both the recently licensed modified low dose ("MLD") wafer process and the i2000, our next-generation oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. In 1999, we commenced a program to design and develop the i2000 and in January 2002, we successfully performed the first implants using the i2000. The final steps in the development of the i2000 are expected to be completed during the first half of 2002.

        Commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. From our customers' perspective, the pathway to SOI adoption is complex and time consuming. Typically, a customer will go through three major stages:

        - Sampling, where preliminary performance characteristics are explored and verified;
        - R&D, where specific customer specifications are tested and developed; and
        -   Production, where yield and cost benefits are optimized.

        Each of these stages has many steps, and customers must evaluate each new wafer technology that essentially lays a new foundation for substantially all other processes they have spent billions of dollars and decades of time developing. Accordingly, it takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to initial production, which is not unlike the standard process for qualifying any new wafer material. These steps apply each time there is a change in the customer's fabrication process, such as a feature-size change or new material. To date, most of our customers have purchased wafers for the purpose of characterizing and evaluating the wafers, developing prototype products or for pilot production, consequently historical sales are not necessarily an indication of future operations. As a result, inventory valuation is a critical accounting policy for Ibis. Our policy is to value our wafers at market when costs exceed market and to reserve for a possible over supply of wafers utilizing inventory aging records and for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred.

        Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of receipt of equipment orders and dependence on a limited number of customers. We expect to continue to experience fluctuations in revenue due to equipment sales and shifts in customer demands during various stages of the SIMOX-SOI sales cycle. We recognize implanter revenue in accordance with SAB 101, which includes among other criteria, the shipment and factory installation of the implanter at the customer's location. As a result, deferral of revenue may extend longer due to meeting this criteria.

        At December 31, 2001, Ibis had nine Ibis 1000 implanters available to produce up to 200 mm SIMOX wafers, two of which are owned by a customer. Relative to products produced, the utilization rate for those nine implanters during the fourth quarter of 2001 was approximately 40%. One more Ibis 1000 implanter will become available to produce wafers in the first quarter of 2002 and an additional one is dedicated as a research and development tool. Ibis anticipates that one i2000 implanter will be available to produce 300 mm SIMOX wafers in the second half of 2002 and we plan to build at least one more i2000 in 2002. Although, the implanters are currently underutilized, Management has performed an analysis of impairment, which indicates that there is not an impairment issue with our implanters. The factors we considered are as follows:

        - Management of Ibis currently believes that our anticipated scale of operations assumes a modest increase in wafer sales in the first half over the run rate in the fourth quarter of 2001 and indications suggest that our Advantox MLD wafers will be qualified at one of our largest customers, which we believe could lead to increased wafer sales in the second half of 2002;
        - SOI is a new technology which is just starting to be adopted by major semiconductor players;
        - Ibis is at a point of introducing the next generation production-worthy SIMOX-SOI, which includes both the recently licensed modified low dose ("MLD") wafer process and the i2000, our next-generation oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers; and
        - We recently sold an Ibis 1000 implanter to a customer in China and have potential for additional sales of used Ibis 1000 implanters to this customer and others in the future.

        We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters. We cannot be sure that our implanters or other long-lived assets will not become impaired in the future. In addition, the impairment factors evaluated by Management may change in subsequent periods, given the current trends of the business environment.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

        PRODUCT SALES. Wafer product sales decreased to $5,390,860 for the fiscal year ended December 31, 2001, a decrease of $2,782,235 or 34% from $8,173,095 for the fiscal year ended December 31, 2000. The decrease in product sales is attributable to decreased wafer sales by Ibis in Europe, as the impact of the order cutback announced in mid-April 2001 from one of our largest wafer customers that is in the optical components arena, was realized. In the Pacific Rim wafer sales increased overall during this twelve-month period. Sales by Ibis in the United States also increased overall during this twelve-month period, even though our largest domestic customer delayed further SIMOX-SOI wafer purchases during their qualification of our Advantox MLD process. In December 2000, Ibis entered into a royalty-bearing license agreement with this customer which gives Ibis the right to manufacture and sell SIMOX-SOI wafers using the licensed process. Ibis began shipping sample quantities of this material in May 2001.

        CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the fiscal year ended December 31, 2001 to $518,379 from $532,395 for the fiscal year ended December 31, 2000, a decrease of $14,016 or 3%. This decrease is due to decreased government contract work.

        EQUIPMENT REVENUE. Equipment revenue decreased to $1,525,317 for the fiscal year ended December 31, 2001 from $5,769,393 for the fiscal year ended December 31, 2000, a decrease of $4,244,076 or

74%. Equipment revenue in 2000 included an implanter sale, whereas equipment revenue for 2001 consisted solely of parts and service revenue. Field service revenue accounted for $914,188 or 60% of equipment revenue for the fiscal year ended December 31, 2001 as compared to $474,670 or 8% of equipment revenue for the fiscal year ended December 31, 2000. Sales of spare parts accounted for $611,129 or 40% of equipment revenue for the fiscal year ended December 31, 2001 as compared to $572,723 or 10% of equipment revenue for the fiscal year ended December 31, 2000. In December 2001, Ibis shipped an Ibis 1000 oxygen implanter to a customer in China and expects to recognize revenue from this sale sometime during fiscal year 2002, depending on when the new facility being built to house and support this implanter is completed and the system is installed and accepted.

        TOTAL SALES AND REVENUE. Total sales and revenue for the fiscal year ended December 31, 2001 was $7,434,556, a decrease of $7,040,327 or 49% from $14,474,883 for the fiscal year ended December 31, 2000. Approximately $4 million of this decrease is due to the lack of an implanter sale in 2001 and the remainder is due primarily to a decrease in wafer sales to two customers.

        TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the fiscal year ended December 31, 2001 was $8,209,540, as compared to $5,824,160 for the fiscal year ended December 31, 2000, an increase of $2,385,380 or 41%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, occupancy expenses, and repair and maintenance and increased wafer reserves. Cost of contract and other revenue for the fiscal year ended December 31, 2001 was $376,371, as compared to $388,320 for the fiscal year ended December 31, 2000, a decrease of $11,949 or 3%. Cost of equipment revenue for the fiscal year ended December 31, 2001 was $1,502,356, as compared to $3,481,516 for the fiscal year ended December 31, 2000, a decrease of $1,979,160 or 57%. This decrease is due to lack of implanter sales and increased equipment reserves in 2001 compared to the prior year which included the cost of an implanter. As a result of the foregoing, the total cost of sales and revenue for the fiscal year ended December 31, 2001 was $10,088,267 as compared to $9,693,996 for the fiscal year ended December 31, 2000, an increase of $394,271 or 4%. The gross margin for all sales was a negative 36% for the fiscal year ended December 31, 2001 as compared to a positive 33% for the fiscal year ended December 31, 2000. This decrease in gross margin for all sales is attributable to decreased wafer sales, the lack of implanter sales, increased fixed wafer costs and an increase in reserve for excess or obsolete parts.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 2001 were $2,273,077 (31% of total revenue) as compared to $1,998,302 (14% of total revenue) for the fiscal year ended December 31, 2000, an increase of 274,775 or 14%. This is primarily a result of an increase in legal fees of approximately $234,000.

        MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 2001 were $1,812,891 (24% of total revenue) as compared to $1,639,845 (11% of total revenue) for the fiscal year ended December 31, 2000, an increase of $173,046 or 11%. The increase in marketing and sales expenses is primarily a result of an increase in customer support expenses.

        RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $532,640 or 12% to $5,119,015 (69% of total revenue) for the fiscal year ended December 31, 2001 from $4,586,375 (32% of total revenue) for the fiscal year ended December 31, 2000. This increase is primarily due to increased material expenses on Ibis' SIMOX-SOI wafer development programs, which were partially offset by a decrease in consulting services used for the design and development effort on our next generation oxygen implanter, the i2000.

        OTHER INCOME. Total other income for the fiscal year ended December 31, 2001 was $2,265,031 as compared to $1,943,024 for the fiscal year ended December 31, 2000, an increase of $322,007 or 17%. The increase in total other income is attributable to non-recurring income amounting to approximately $1.4 million which is the result of an expired wafer production capacity option. This was offset by decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

        As of December 31, 2001, the Company had federal net operating loss and general business credit carryforwards of approximately $38,065,000 and $808,000, respectively, for tax purposes expiring through 2021. As a result of the public stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a change of ownership within the meaning of Sec. 382(g) of the Internal Revenue Code occurred. As a result of this ownership change, the net operating loss carryforward utilization is limited to approximately $1,500,000 per year, which limitation, if not utilized, can be carried forward to future years.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

        PRODUCT SALES. Wafer product sales increased to $8,173,095 for the fiscal year ended December 31, 2000, an increase of $2,890,930 or 55% from $5,282,165 for the fiscal year ended December 31, 1999. The increase in product sales is attributable to increased wafer sales by Ibis in Europe, primarily from one customer who used Ibis' SIMOX-SOI wafers in its optical components products. Sales by Ibis in the United States and the Pacific Rim decreased in 2000 compared to 1999.

        CONTRACT AND OTHER REVENUE. Contract and other revenue decreased for the fiscal year ended December 31, 2000 to $532,395 from $1,257,235 for the fiscal year ended December 31, 1999, a decrease of $724,840 or 58%. This decrease is primarily due to the fact that in 1999, Ibis recognized license revenue in the form of a one time initial royalty fee in connection with an agreement to license its standard and Advantox SIMOX-SOI wafer fabrication process.

        EQUIPMENT REVENUE. Equipment revenue decreased to $5,769,393 for the fiscal year ended December 31, 2000 from $10,063,622 for the fiscal year ended December 31, 1999, a decrease of $4,294,229 or 43%. This decrease is attributable to decreases in implanter and spare parts sales which were partially offset by an increase in field service revenue. Field service revenue accounted for $474,670 or 8% of equipment revenue for the fiscal year ended December 31, 2000 as compared to 2% of equipment revenue for the fiscal year ended December 31, 1999. Sales of spare parts accounted for $572,723 or 10% of equipment revenue for the fiscal year ended December 31, 2000 as compared to $1,057,514 or 11% of equipment revenue for the fiscal year ended December 31, 1999.

        TOTAL SALES AND REVENUE. Total sales and revenue for the fiscal year ended December 31, 2000 was $14,474,883, a decrease of $2,128,139 or 13% from $16,603,022 for the fiscal year ended December 31, 1999. The decrease is due to decreases in equipment revenue and contract and other revenue which were partially offset by an increase in product sales.

        TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the fiscal year ended December 31, 2000 was $5,824,160, as compared to $4,643,421 for the fiscal year ended December 31, 1999, an increase of $1,180,739 or 25%. This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation and amortization, utilities, and repair and maintenance. Cost of contract and other revenue for the fiscal year ended December 31, 2000 was $388,320, as compared to $443,078 for the fiscal year ended December 31, 1999, a decrease of $54,758 or 12%. The decrease is a result of lower costs associated with contract and other revenue. Cost of equipment revenue for the fiscal year ended December 31, 2000 was $3,481,516, as compared to $7,242,126 for the fiscal year ended December 31, 1999, a decrease of $3,760,610 or 52%. The lower cost of equipment revenue is a result of decreased equipment revenue. As a result of the foregoing, the total cost of sales and revenue for the fiscal year ended December 31, 2000 was $9,693,996 as compared to $12,328,625 for the fiscal year ended December 31, 1999, a decrease of $2,634,629 or 21%. The gross margin for all sales was a positive 33% for the fiscal year ended December 31, 2000 as compared to a positive 26% for the fiscal year ended December 31, 1999. This increase in gross margin for all sales is attributable to increased wafer sales which were partially offset by decreased equipment revenue and the fact that in 1999, Ibis recognized license revenue in the form of a one time initial royalty fee in connection with an agreement to license its standard and Advantox SIMOX-SOI wafer fabrication process.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 2000 were $1,998,302 (14% of total revenue) as compared to $1,787,821 (11% of total revenue) for the fiscal year ended December 31, 1999, an increase of $210,481 or 12%. This is primarily a result of an increase in personnel and professional service fees.

        MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the fiscal year ended December 31, 2000 were $1,639,845 (11% of total revenue) as compared to $1,015,843 (6% of total revenue) for the fiscal year ended December 31, 1999, an increase of $624,002 or 61%. The increase in marketing and sales expenses is primarily a result of an increase in the number of customer support personnel, public relations and product sample expenses.

        RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $2,812,364 or 159% to $4,586,375 (32% of total revenue) for the fiscal year ended December 31, 2000 from $1,774,011 (11% of total revenue) for the fiscal year ended December 31, 1999. This increase is primarily due to an increase in personnel and consultants hired for the design and development effort on our next generation oxygen implanter, the i2000, and increased material expenses on Ibis' SIMOX-SOI wafer development program.

        OTHER INCOME. Total other income for the fiscal year ending December 31, 2000 was $1,943,024 as compared to $1,140,663 for the fiscal year ending December 31, 1999. The increase in total other income of $802,361 or 70% is attributable to increased interest income earned on the cash balance and reduced interest expense on capitalized leases.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, Ibis had cash and cash equivalents of $13,087,799, reflecting in large part our receipt of approximately $25 million in net proceeds from the August 1999 public sale of 1,000,000 shares of Common Stock. During the fiscal year ended December 31, 2001, Ibis used $11,505,240 in cash from operating activities as compared to cash generated by operations in the amount of $884,186 in 2000. Depreciation and amortization expense for the fiscal years ended December 31, 2001 and 2000 was $3,632,664 and $1,662,538, respectively. This accounted for 49% and 11% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the recent expansion of our facilities and production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal uses of cash during the fiscal year ended December 31, 2001 were to fund operations and additions to property and equipment which totaled $6,373,781. At December 31, 2001, Ibis had commitments to purchase approximately $1,019,289 in material to be used for wafer manufacturing, spare parts on the Ibis 1000 implanters and for manufacturing an additional i2000 implanter, and approximately $576,318 in capital equipment purchases.

        On August 6, 1999, Ibis completed the public offering of 1,000,000 shares of common stock in an offering underwritten by SoundView Technology Group. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $25 million and have been used and will continue to be used to fund research and development, capital expenditures, working capital and for other general corporate purposes.

        In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial's Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production, primarily 300 mm wafers. This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of approximately $125,000. Ibis has a fair market value purchase option at the end of the lease term. The lease-line is secured by the underlying assets and all other property and equipment of Ibis.

        Our existing cash resources are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next twelve months. Our anticipated scale of operations assumes a modest increase in wafer sales in the first half over the run rate in the fourth quarter of 2001 and indications suggest that our Advantox MLD wafers will be qualified at one of our largest customers, which we believe could lead to increased wafer sales in the second half of 2002. Our plans also include the purchase of production support equipment and facility improvements and the build of at least one more i2000 oxygen implanter. We continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance the expansion of our manufacturing capacity and our research and development programs. Should dispositive results occur in the qualification of our MLD wafers or our new i2000 implanter, we will be required to curtail capital outlays and other discretionary spending and possibly accelerate longer term investments in Ibis.

EFFECTS OF INFLATION

        Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. The Company adopted the provisions of SFAS 133 as amended, on January 1, 2001. The adoption of these provisions had no impact on the Company's financial condition or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. Ibis adopted SAB 101 for its fiscal year ending December 31, 2000 and it did not have a material impact on its financial condition or results of operations.

        Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141"), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not expect the implementation of SFAS 141 to have a material impact on its financial condition or results of operations.

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company does not expect the implementation of SFAS 142 to have a material impact on its financial condition or results of operations.

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

BUSINESS OUTLOOK

        This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding Ibis' belief in the acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications, the eventual evolution from supplying mainly SIMOX-SOI wafers to semiconductor fabs to supplying mainly implanters to wafer manufacturers who will supply SIMOX-SOI wafers to the fabs, our intent to pursue further strategic relationships, partnerships and alliances with third parties, our intention to add products and advance our process technology including the introduction of Advantox MLD wafers, the potential benefits of the agreement with MEMC, the anticipated schedule for the i2000, our plan to build at least one additional i2000 implanter in 2002, the anticipated benefits of the i2000, and the sufficiency of our capital resources. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to those set forth above in "Business - Risk Factors" and elsewhere throughout this Form 10-K. All information set forth in this Form 10-K is as of the date of this Form 10-K, and Ibis undertakes no duty to update this information, unless required by law.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           IBIS TECHNOLOGY CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:                                                                       PAGE
                                                                                           NUMBER
                                                                                           ------
 Independent Auditors' Report........................................................        28
 Balance Sheets as of December 31, 2000 and 2001.....................................        29
 Statements of Operations for the Years Ended
    December 31, 1999, 2000 and 2001.................................................        30
 Statements of Stockholders' Equity for the Years Ended
    December 31, 1999, 2000 and 2001.................................................        31
 Statements of Cash Flows for the Years Ended December 31,
    1999, 2000 and  2001.............................................................        32
 Notes to Financial Statements.......................................................        33

Schedule:
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31,
  1999, 2000 and 2001................................................................       S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ibis Technology Corporation:

        We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                           KPMG LLP

Boston, Massachusetts
February 1, 2002

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 2001

                                                                                     2000               2001
                                                                                     ----               ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................   $   26,366,299     $   13,087,799
  Accounts receivable, trade, net (notes 3 and  14)..........................        1,209,916          5,765,614
  Unbilled revenue...........................................................          510,500                 --
  Inventories (note 4).......................................................       10,932,859          1,535,512
  Deferred costs (note 9)....................................................               --          2,474,264
  Prepaid expenses and other current assets..................................          326,103            210,530
                                                                                --------------     --------------
      Total current assets...................................................       39,345,677         23,073,719
                                                                                --------------     --------------
Property and equipment (notes 5 and 7).......................................       25,416,692         43,039,864
  Less: Accumulated depreciation and amortization............................      (10,875,048)       (13,297,308)
                                                                                --------------     --------------
      Net property and equipment.............................................       14,541,644         29,742,556
Patents and other assets, net (notes 6 and 7)................................        2,411,203          2,104,029
                                                                                --------------     --------------
      Total assets...........................................................   $   56,298,524     $   54,920,304
                                                                                ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Capital lease obligation, current (note 7).................................   $       11,593     $    1,502,524
  Accounts payable..............................                                     1,046,960          1,124,180
  Accrued liabilities (note 8)...............................................        2,718,240          2,429,956
  Deferred revenue (note 9)..................................................        2,984,094          6,785,299
                                                                                --------------     --------------
      Total current liabilities..............................................        6,760,887         11,841,959
Capital lease obligation, noncurrent (note 7)................................           18,479          2,718,471
                                                                                --------------     --------------
      Total liabilities......................................................        6,779,366         14,560,430
                                                                                --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 9 AND 14)

STOCKHOLDERS' EQUITY (NOTES 12 AND 13):
  Undesignated preferred stock, $.01 par value.
    Authorized 2,000,000 shares; none issued.................................               --                 --
  Common stock, $.008 par value.
    Authorized 50,000,000 shares; issued 8,342,709 shares and
    8,412,138 in 2000 and 2001, respectively.................................           66,742             67,297
  Additional paid-in capital.................................................       66,183,143         66,618,223
  Accumulated deficit........................................................      (16,730,727)       (26,325,646)
                                                                                --------------     --------------
      Total stockholders' equity.............................................       49,519,158         40,359,874
                                                                                --------------     --------------
      Total liabilities and stockholders' equity.............................   $   56,298,524     $   54,920,304
                                                                                ==============     ==============

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                     1999                2000              2001
                                                                     ----                ----              ----
Product sales................................................    $  5,282,165       $  8,173,095      $   5,390,860
Contract and other revenue (note 10).........................       1,257,235            532,395            518,379
Equipment revenue............................................      10,063,622          5,769,393          1,525,317
                                                                 ------------       ------------      -------------
      Total sales and revenue (note 14)......................      16,603,022         14,474,883          7,434,556
                                                                 ------------       ------------      -------------

Cost of product sales........................................       4,643,421          5,824,160          8,209,540
Cost of contract and other revenue...........................         443,078            388,320            376,371
Cost of equipment revenue....................................       7,242,126          3,481,516          1,502,356
                                                                 ------------       ------------      -------------
      Total cost of sales and revenue........................      12,328,625          9,693,996         10,088,267
                                                                 ------------       ------------      -------------

      Gross profit (loss)....................................       4,274,397          4,780,887         (2,653,711)
                                                                 ------------       ------------      -------------
Operating expenses:
  General and administrative.................................       1,787,821          1,998,302          2,273,077
  Marketing and selling......................................       1,015,843          1,639,845          1,812,891
  Research and development...................................       1,774,011          4,586,375          5,119,015
                                                                 ------------       ------------      -------------
      Total operating expenses...............................       4,577,675          8,224,522          9,204,983
                                                                 ------------       ------------      -------------
      Loss from operations...................................        (303,278)        (3,443,635)       (11,858,694)
                                                                 ------------       ------------      -------------

Other income (expense):
  Interest income............................................       1,154,598          1,956,664            826,302
  Interest expense...........................................         (43,280)           (10,031)            (4,997)
  Other (note 15)............................................          29,345             (3,609)         1,443,726
                                                                 ------------       ------------      -------------
      Total other income.....................................       1,140,663          1,943,024          2,265,031
                                                                 ------------       ------------      -------------

      Income (loss) before income taxes......................         837,385         (1,500,611)        (9,593,663)

Income tax expense (note 11).................................          10,256              1,256              1,256
                                                                 ------------       ------------      -------------
      Net income (loss)......................................    $    827,129       $ (1,501,867)     $  (9,594,919)
                                                                 ============       ============      =============

Net income (loss) per common share:

Basic........................................................    $       0.11       $      (0.18)     $        1.15)
                                                                 ============       ============      =============
Diluted......................................................    $       0.11       $      (0.18)     $       (1.15)
                                                                 ============       ============      =============

Weighted average number of common shares outstanding:

Basic........................................................       7,403,803          8,285,893          8,378,262
                                                                 ============       ============      =============
Diluted......................................................       7,818,151          8,285,893          8,378,262
                                                                 ============       ============      =============

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                      ADDITIONAL                           TOTAL
                                            COMMON      PAID-IN     ACCUMULATED        STOCKHOLDERS'
                                            STOCK       CAPITAL       DEFICIT              EQUITY
                                            ------    ----------    -----------        -------------

BALANCES AT DECEMBER 31, 1998..........  $  54,868  $ 36,610,064    $(16,055,989)       $ 20,608,943

Exercise of stock options..............      2,386     1,401,877              --           1,404,263
Exercise of warrants...................        128         1,837              --               1,965
Common stock issued, net of
issuance costs.........................      8,000    25,529,999              --          25,537,999
Net income.............................         --            --         827,129             827,129
                                         ---------  ------------    ------------        ------------

BALANCES AT DECEMBER 31, 1999..........     65,382    63,543,777     (15,228,860)         48,380,299

Exercise of stock options..............        960       670,865              --             671,825
Employee Stock Purchase Plan...........        113       165,393              --             165,506
Exercise of warrants...................        287        23,108              --              23,395
Issuance of warrants...................         --     1,780,000              --           1,780,000
Net loss...............................         --            --      (1,501,867)         (1,501,867)
                                         ---------  ------------    ------------        ------------

BALANCES AT DECEMBER 31, 2000..........     66,742    66,183,143     (16,730,727)         49,519,158

Exercise of stock options..............        250        73,259              --              73,509
Employee Stock Purchase Plan...........        305       361,821              --             362,126
Net loss...............................         --            --      (9,594,919)         (9,594,919)
                                         ---------  ------------    ------------        ------------
BALANCES AT DECEMBER 31, 2001..........  $  67,297  $ 66,618,223    $(26,325,646)       $ 40,359,874
                                         =========  ============    ============        ============

                 See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                      1999              2000             2001
                                                                      ----              ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................   $    827,129     $  (1,501,867)   $   (9,594,919)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.............................      1,310,896         1,662,538         3,632,664
    Gain (loss) on sale of equipment..........................          2,550            (3,609)           26,274
    Changes in operating assets and liabilities:
      Accounts receivable, trade..............................     (3,182,013)        2,375,908        (4,555,698)
      Unbilled revenue........................................        979,112           958,715           510,500
      Inventories.............................................     (3,754,918)       (4,056,857)       (2,755,511)
      Deferred costs..........................................             --                --        (2,474,264)
      Prepaid expenses and other current assets...............        (39,512)            7,639           115,573
      Accounts payable........................................      1,213,386          (577,491)           77,220
      Accrued liabilities and deferred revenue................        942,702         2,019,210         3,512,921
                                                                 ------------     -------------    --------------
        Net cash provided by (used in) operating
          activities..........................................     (1,700,668)          884,186       (11,505,240)
                                                                 ------------     -------------    --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net...................     (1,171,192)      (11,211,689)       (6,373,781)
   Other assets...............................................        (22,854)         (518,987)          (26,037)
                                                                 ------------     -------------    --------------
        Net cash used in investing activities.................     (1,194,046)      (11,730,676)       (6,399,818)
                                                                 ------------     -------------    --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations......................       (507,258)           (9,558)         (341,171)
   Proceeds from sale-leaseback transaction...................             --                --         4,532,094
   Proceeds from sales of common stock, net of
     issuance costs...........................................     25,537,999                --                --
   Exercise of stock options, warrants
     and Employee Stock Purchase Plan.........................      1,406,228           860,726           435,635
                                                                 ------------     -------------    --------------
        Net cash provided by financing  activities............     26,436,969           851,168         4,626,558
                                                                 ------------     -------------    --------------
        Net increase (decrease) in cash and cash
                       equivalents............................     23,542,255        (9,995,322)      (13,278,500)
 Cash and cash equivalents, beginning of year.................     12,819,366        36,361,621        26,366,299
                                                                 ------------     -------------    --------------
 Cash and cash equivalents, end of year.......................   $ 36,361,621     $  26,366,299    $   13,087,799
                                                                 =============    =============    ==============

 Supplemental disclosures of cash flow information:

   Cash paid during the year for interest.....................   $     43,280     $      10,031    $        4,997
                                                                 ============     =============    ==============
 Supplemental disclosures of noncash investing and
   financing activities:

    Capital lease obligations incurred........................   $         --     $          --    $      973,164
                                                                 ============     =============    ==============
    Issuance of warrants for license..........................   $         --     $   1,780,000    $           --
                                                                 ============     =============    ==============
 Transfer of internally constructed equipment from
   inventory to property and equipment........................   $         --     $   6,593,981    $   12,152,858
                                                                 ============     =============    ==============

               See accompanying notes to financial statements.

                           IBIS TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

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

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the degree to which the carrying amount of the assets exceeds the fair value of the assets.

        (d) PATENTS AND OTHER ASSETS

        Other assets consist principally of deposits, prepaid royalties and licenses. Patents and prepaid royalties are amortized over five years using the straight-line method. Licenses are amortized over seven years using the straight-line method.

        (e) REVENUE RECOGNITION

        The Company recognizes revenue from product sales, equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured. Provisions for estimated sales returns and

                           IBIS TECHNOLOGY CORPORATION
allowances are made at the time the products are sold. Revenue derived from services is recognized upon performance. Contract revenue is recognized on the percentage-of-completion method. Provisions for anticipated losses are made in the period in which such losses become determinable. Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract, which can include shipment of the product, achievement of milestones or completion of the contract.

        Government contracts are performed under negotiated overhead rates and are subject to audit and retroactive adjustments of amounts paid to the Company.

        (f) RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred. Research and development costs funded by contracts are included as a component of contract revenue.

        (g) NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for 2000 and 2001, common stock equivalents of 471,969 and 224,856 for the years ended December 31, 2000 and 2001, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for 2000 and 2001.

        The reconciliation of the denominators of the basic and diluted net income (loss) per common share for the Company's net income (loss) is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                  1999            2000                2001
                                                                  ----            ----                ----
Basic net income (loss)..................................    $     827,129   $   (1,501,867)     $  (9,594,919)
                                                             =============   ==============      =============
Weighted average common shares outstanding-basic.........        7,403,803        8,285,893          8,378,262
Net additional common shares upon assumed
  exercise of stock options and warrants.................          414,348               --                 --
                                                             -------------   --------------      -------------
Weighted average common shares outstanding
  diluted................................................        7,818,151        8,285,893          8,378,262
                                                             =============   ==============      =============
Net income (loss) per common share
  Basic..................................................    $        0.11   $        (0.18)     $       (1.15)
                                                             =============   ==============      =============
  Diluted................................................    $        0.11   $        (0.18)     $       (1.15)
                                                             =============   ==============      =============

        (h) ISSUANCE COSTS

        Issuance costs of common stock are netted against additional paid-in capital.

                           IBIS TECHNOLOGY CORPORATION

        (i) USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Management exercises judgment and relies on estimates in assessing long-lived asset impairment and inventory obsolescence.

        (j) FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying amount of these financial instruments approximates fair value.

        (k) NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. The Company adopted the provisions of SFAS 133 as amended on January 1, 2001. The adoption of these provisions had no impact on the Company's financial condition or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). This bulletin, as amended, established guidelines for revenue recognition and was originally effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. Ibis adopted SAB 101 for its fiscal year ending December 31, 2000 and it did not have a material impact on its financial condition or results of operations.

        Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141"), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not expect the implementation of SFAS 141 to have a material impact on its financial condition or results of operations.

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company does not expect the implementation of SFAS 142 to have a material impact on its financial condition or results of operations.

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

(3) ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at December 31:

                                                                        2000                  2001
                                                                        ----                  ----

         Accounts receivable, trade.......................          $  1,274,916         $    5,830,614
         Less: Allowance for doubtful accounts............               (65,000)               (65,000)
                                                                    ------------         --------------
                                                                    $  1,209,916         $    5,765,614
                                                                    ------------         --------------

        Accounts receivable at December 31, 2001 included the shipment of an Ibis 1000 oxygen implanter that was shipped to the Shanghai Institute of Metallurgy, Chinese Academy of Sciences against a letter of credit. The revenue from this shipment will not be recognized until 2002 when the oxygen implanter is installed and accepted by the customer.

(4) INVENTORIES

        Inventories consisted of the following at December 31:

                                                                        2000                 2001
                                                                        ----                 ----

         Raw materials..................................           $     392,708        $     390,345
         Work in process................................                 332,844              262,449
         Finished goods.................................                 218,210              882,718
                                                                   -------------        -------------
           Subtotal wafer inventory......................                943,762            1,535,512
         Equipment inventory.............................              9,989,097                   --
                                                                   -------------        -------------
           Total inventories.............................          $  10,932,859        $   1,535,512
                                                                   =============        =============

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

                           IBIS TECHNOLOGY CORPORATION

(5) PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

                                                                 2000                  2001
                                                                 ----                  ----

         Machinery  and  equipment.................         $  20,047,351         $ 30,642,443
         Furniture  and fixtures...................               395,017              395,017
         Leasehold improvements....................             2,765,393            4,304,834
         Construction in progress..................             2,208,931            7,697,570
                                                            -------------         ------------
                                                            $  25,416,692         $ 43,039,864
                                                            -------------         ------------

        Fixed assets subject to capital leases at December 31, 2000 and 2001 were $66,447 and $4,564,835, respectively. Accumulated depreciation for fixed assets subject to capital leases was $21,436 and $362,609 in 2000 and 2001, respectively.

        Construction in progress includes implanters under construction that the Company intends to use in its wafer production facility and other expansion projects.

        At December 31, 2001, the Company had commitments to purchase approximately $1,019,000 in material or subassemblies to be used in normal operations and approximately $576,000 in capital equipment purchase commitments.

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

(7) LEASE COMMITMENTS

        In January 1997, the Company entered into a non-cancelable operating lease for its office and manufacturing facility expiring in 2003 with a five-year renewal option. In April 2000, the Company entered into a non-cancelable operating lease for an additional manufacturing facility expiring in 2005 with a five-year renewal option. This lease was amended in September 2001 by which Ibis secured an additional 20,000 square feet of adjacent space for future expansion. The Company also leases certain equipment under non-cancelable operating leases expiring through 2006, as well as equipment used in operations under non-cancelable capital leases expiring through 2004.

        In September 2001 Ibis entered into a $4.5 million equipment lease line with Heller Financial's Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production of primarily 300mm wafers. This line is a sale-leaseback transaction bearing interest at approximately 8% with a term of three years and a monthly net payment of approximately $125,000. Ibis has a fair market value purchase option at the end of the lease term. The lease-line is secured by the underlying assets and all other property and equipment of Ibis. The gain of approximately $36,000 under the sale and leaseback has been deferred and will be amortized as a reduction of depreciation expense over the life of the lease. The unamortized amount of this gain at December 31, 2001 was $33,704.

                           IBIS TECHNOLOGY CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

        Future minimum lease payments under non-cancelable leases at December 31, 2001, are as follows:

                                                                              CAPITAL        OPERATING
                                                                               LEASES          LEASES
                                                                            ----------      -----------

        Year ending:
         2002..........................................................     $1,512,852      $   782,700
         2003..........................................................      1,507,317          756,614
         2004..........................................................      1,185,746          396,514
         2005..........................................................             --          178,974
         2006..........................................................             --           16,216
                                                                            ----------      -----------
          Total minimum lease payments.................................     $4,205,915      $ 2,131,018
                                                                                            ===========
        Less amount representing interest..............................        (18,624)
        Less current maturities........................................     (1,502,524)
                                                                            ----------
        Capital lease obligations, less current maturities.............     $2,684,767
                                                                            ----------

        Interest was calculated using an imputed interest rate of 14%.

        Rent expense was approximately $332,000, $447,000 and $623,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(8) ACCRUED LIABILITIES

        Current accrued liabilities were as follows at December 31:

                                                                                  2000         2001
                                                                                  ----         ----
         Billings in excess of costs on contracts.................            $   886,559  $   189,196
         Accrued vacation.........................................                283,664      378,051
         Accrued warranty.........................................                398,580      898,232
         Accrued payroll..........................................                404,552      398,579
         Accrued expenses.........................................                744,885      565,898
                                                                              -----------  -----------
               Total..............................................            $ 2,718,240  $ 2,429,956
                                                                              -----------  -----------

(9) DEFERRED REVENUE

        In April 2000, the Company received funding from a customer for a capacity reservation. This capacity reservation will allow this customer to utilize a purchase credit toward an additional implanter, wafers or spare parts.

        In December 2001, the Company shipped an Ibis 1000 oxygen implanter to the Shanghai Institute of Metallurgy, Chinese Academy of Sciences against a letter of credit. The revenue from this shipment will not be recognized until 2002 when the oxygen implanter is installed and accepted by the customer. The costs associated with this shipment are included in deferred costs and will also be recognized in 2002.

        The funding amounts for which revenue has not been earned are included in deferred revenue.

                           IBIS TECHNOLOGY CORPORATION

(10) LICENSE AGREEMENTS

        The Company obtained an exclusive sublicense in the field of oxygen implantation to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter. The beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the technology for certain applications. The Company received $181,522, $141,044 and $243,382 in 1999, 2000 and 2001, respectively, for non-refundable option fees or royalty fees in accordance with non-exclusive sublicense agreements.

        During 1999, Ibis completed an agreement to license its standard and Advantox SIMOX-SOI wafer fabrication process. The agreement consists of an initial royalty fee and future royalties based on a percentage of SIMOX-SOI wafer sales. In 2000 and 2001 the Company recognized no royalty fee income from this agreement.

(11) INCOME TAXES

        Income tax expense consists of state income taxes for each year. No federal tax benefit was recorded in 1999, 2000 and 2001 due to the existence of unused net operating loss carryforwards.

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

                                                                                     2000               2001
                                                                                     ----               ----
           Deferred tax assets:
            Net operating loss carryforwards............................        $  10,110,000     $   14,591,000
            Accruals not currently deductible for tax purposes..........              152,000            187,000
            General business tax credit carryforwards...................            1,022,000          1,438,000
            Other.......................................................              374,000            605,000
            Less: Valuation allowance...................................          (11,336,000)       (15,503,000)
                                                                                -------------     --------------
                 Net deferred tax assets................................              322,000          1,318,000
           Deferred tax liabilities:
            Property and equipment, principally due to differences in
              depreciation..............................................             (322,000)        (1,318,000)
                                                                                -------------     --------------
                                                                                $          --      $          --
                                                                                -------------     --------------

        As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company's deferred tax assets. The amount recorded as net deferred tax assets as of December 31, 2000 and 2001 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The net change in the total valuation allowance was an increase of $2,896,000 and $4,167,000 for the years ended December 31, 2000 and 2001, respectively.

        The Company had federal net operating loss and general business credit carryovers of approximately $38,065,000 and $808,000, respectively, at December 31, 2001, that may be used to offset future taxable income, if any, through 2021. Deferred tax assets and related valuation allowance of $2,826,000 related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. Net operating loss carryforwards and other tax attributes may be limited in the event of certain changes in ownership interests.

                           IBIS TECHNOLOGY CORPORATION

(12) CAPITALIZATION

        The Company has 50,000,000 shares of common stock and 2,000,000 shares of preferred stock ("Undesignated Preferred Stock") authorized. At December 31, 2001, 160,496, 1,218,125, and 200,000 common shares were reserved for issuance upon exercise of options outstanding or available for grant under the Company's 1993 Employee, Director and Consultant Stock Option Plan, 1997 Employee, Director and Consultant Stock Option Plan, and for exercises of warrants, respectively.

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

        In October 1997, the Board of Directors approved the adoption of the Company's 1997 Employee, Director and Consultant Stock Option Plan (the "1997 Plan") which provides for the issuance of options to purchase up to 750,000 shares of common stock of the Company to employees, consultants and non-employee directors. The stockholders approved the Plan at the May 1998 Annual Stockholders Meeting. In February 2001, the Board of Directors approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for issuance to 1,350,000. The stockholders approved this amendment at the May 2001 Annual Stockholders Meeting.

        A summary of stock option activity under the plans is as follows:

                                                                        Number        Weighted average
                                                                          of           exercise price
                                                                        shares           of shares
                                                                      ---------          ---------
        Options outstanding at December 31, 1998                       784,123           $   7.73
          Granted                                                      225,750              17.50
          Exercised                                                   (323,602)              6.71
          Cancelled                                                    (33,437)              7.13
                                                                      --------           --------
        Options outstanding at December 31, 1999                       652,834              11.64
          Granted                                                      264,000              41.21
          Exercised                                                   (127,668)              8.39
          Cancelled                                                    (11,894)             20.43
                                                                      --------           --------
        Options outstanding at December 31, 2000                       777,272              22.08
          Granted                                                      273,272              10.24
          Exercised                                                    (40,330)              8.51
          Cancelled                                                    (37,048)             28.58
                                                                      --------           --------
        Options outstanding at December 31, 2001                       973,166              19.08
                                                                      --------           --------
        Options exercisable at December 31, 2001                       423,997           $  15.98
                                                                      --------           --------

                           IBIS TECHNOLOGY CORPORATION

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

                                  Options Outstanding                                 Options Exercisable
                  -----------------------------------------------------        ---------------------------------
                                           Weighted
                                            average          Weighted                                 Weighted
                                           remaining          average                                 average
    Range of            Number            contractual       outstanding           Number              exercise
exercise prices       outstanding         life (years)      option price        exercisable            price
---------------       -----------         -----------       ------------       ------------           --------
$   .08 -  6.00           7,584               6.5            $   5.74                5,584            $  6.00
$  6.01 -  9.00         291,648               8.3            $   7.92               92,798            $  7.79
$  9.01 - 13.50         324,472               6.8            $  10.58              227,700            $ 10.25
$ 13.51 - 20.25          86,862               8.9            $  17.97               12,890            $ 17.08
$ 20.26 - 30.37          12,250               8.0            $  24.07                7,250            $ 23.74
$ 30.38 - 45.55          81,750               8.3            $  36.06               34,625            $ 36.15
$ 45.56 - 68.32         164,600               8.0            $  46.49               42,150            $ 46.47
$ 68.33 - 98.71           4,000               8.2            $  80.55                1,000            $ 80.55
                        -------                                                   --------            -------
                        973,166                                                    423,997
                        -------                                                   --------

        The Company accounts for its stock option plans in accordance with APB No. 25 and related interpretations. Had compensation costs for the stock option plans been determined based on the fair value at the grant dates for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been increased or decreased to the following pro forma amounts at December 31:

                                                           1999            2000               2001
                                                           ----            ----               ----
       Net income (loss)                As reported    $  827,129    $  (1,501,867)     $  (9,594,919)
                                        Pro forma      $ (614,288)   $  (5,293,160)     $ (11,995,903)

       Net income (loss) per share      As reported    $     0.11    $       (0.18)     $      ($1.15)
                                        Pro forma      $    (0.08)   $       (0.64)     $      ($1.43)

        The per share weighted-average fair value of each option granted during 1999, 2000 and 2001, was $9.91, $25.85, and $7.13, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1999 - expected volatility of 79.47%, risk-free interest rate of 5.50%, and an expected life of 3 years; 2000 - expected volatility of 96.96%, risk-free interest rate of 5.06%, and an expected life of 3 years; 2001
- expected volatility of 108.17%, risk-free interest rate of 3.62%, and an expected life of 3 years. The expected dividend yield rate for 1999, 2000 and 2001 is zero.

        Pro forma net loss reflects only options granted in 1995 through 2001. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

        (b) EMPLOYEE STOCK PURCHASE PLAN

        On February 24, 2000, the Board of Directors adopted the Ibis Technology Corporation 2000 Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 300,000 shares of the Company's Common Stock may be sold to eligible employees of the Company at a 15% discount from the market value of the shares. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their base earnings withheld to purchase these shares during each offering period, which is a six month period. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 55% of eligible employees participated in the Purchase Plan in

                           IBIS TECHNOLOGY CORPORATION
the initial offering period and 65% in 2001. During 2000 and 2001, the Company sold 14,161 and 38,176 shares, respectively, to employees under the Purchase Plan. The stockholders approved the Purchase Plan at the May 2000 Annual Stockholders Meeting.

        (c) WARRANTS

        During 2000, 38,263 Warrants were exercised. Since some of these Warrants were exercised on a cashless basis, 35,840 shares of Common Stock were issued. At December 31, 2000, there were additional warrants outstanding to purchase 1,392 shares of common stock at $8.40 per share. These remaining warrants expired in 2001.

        In December 2000, the Company issued warrants to purchase 200,000 shares of common stock at $22.30 per share in connection with a license agreement. The value of the warrants is included in other assets (see note 6) and was calculated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 93.69%, risk-free interest rate of 5.50%, and an expected life of 5 years. At December 31, 2001, there were 200,000 warrants outstanding.

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF BUSINESS RISK

        The Company sells its products to a limited number of semiconductor and optical components manufacturers primarily in the United States, the Pacific Rim and the United Kingdom.

        Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

                                GOVERNMENT                         OTHER                        TOTAL
                          ----------------           -------------------                    ---------
                                                     SIGNIFICANT

        YEAR ENDED            AMOUNT          %       CUSTOMERS       AMOUNT          %        AMOUNT             %
        ----------            ------         ---      ----------      ------        ---        ------           ---

     December 31, 1999       $ 608,000        4%          2         $13,438,000     81%      $14,046,000        85%
     December 31, 2000       $ 678,000        5%          2         $11,329,000     79%      $12,007,000        84%
     December 31, 2001       $ 621,000        8%          3         $ 4,191,000     56%      $ 4,812,000        65%

        Accounts receivable from government sales amounted to approximately $45,000 and 280,000 at December 31, 2000 and 2001, respectively. Accounts receivable from significant customers amounted to $932,000 and $428,000 and at December 31, 2000 and 2001, respectively.

        Export sales to unaffiliated customers in 1999, 2000 and 2001 were 17%, 47% and 52% of total revenues, respectively.

        During 1999, 2000 and 2001, the Company purchased substantially all of its conventional bulk silicon wafers and certain raw materials, components and subassemblies for its implanters from a limited group of suppliers. Disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on the Company's business and results of operations.

(15) OTHER INCOME

        In the third quarter of 2001, the Company recognized a non-recurring gain in other income of approximately $1.4 million which is the result of an expired wafer production capacity option that was entered into in September 1995. Under this agreement, a customer advanced non-refundable cash to the Company to ensure dedicated wafer production capacity over a five-year period. As wafers were produced, amounts were

                           IBIS TECHNOLOGY CORPORATION
recognized in revenue over this five-year period, which ended December 2000. Ibis completed its negotiations with this customer and decided not to extend the agreement further. Accordingly, the remaining amount deferred under this agreement was recognized in income, as no further obligations exist.

(16) INDUSTRY SEGMENTS

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

        The table below provides information for the years ended December 31, 1999, 2000 and 2001 pertaining to the Company's three industry segments.

                                           SIMOX WAFER            SIMOX         OTHER PRODUCTS
                                             PRODUCTS           EQUIPMENT        OR SERVICES              TOTAL
                                             --------           ---------        -----------              -----
NET REVENUES
Year Ended December 31, 1999             $  5,282,165          $  10,063,622      $  1,257,235        $  16,603,022
Year Ended December 31, 2000                8,173,095              5,769,393           532,395           14,474,883
Year Ended December 31, 2001                5,390,860              1,525,317           518,379            7,434,556

OPERATING INCOME (LOSS)
Year Ended December 31, 1999                  252,874                417,512           814,157            1,484,543
Year Ended December 31, 2000                  774,010             (2,363,418)          144,076           (1,445,332)
Year Ended December 31, 2001               (5,690,297)            (4,037,328)          142,008           (9,585,617)

ASSETS

December 31, 1999                           5,145,320             10,912,431           645,291           16,703,042
December 31, 2000                          17,587,720             11,478,915            56,686           29,123,321
December 31, 2001                          32,179,004              8,797,202            99,405           41,075,611

CAPITAL EXPENDITURES
Year Ended December 31, 1999                  834,385                 38,375                --              872,760
Year Ended December 31, 2000               10,110,169                812,850                --           10,923,019
Year Ended December 31, 2001                5,801,261                335,949                --            6,137,210

DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT
Year Ended December 31, 1999                1,104,052                 62,145             5,503            1,171,700
Year Ended December 31, 2000                1,393,259                159,233             3,656            1,556,148
Year Ended December 31, 2001                2,967,751                536,670                --            3,504,421

                           IBIS TECHNOLOGY CORPORATION

        The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company's totals.

                                                                              YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------

SEGMENT RECONCILIATION                                               1999               2000                 2001
----------------------                                               ----               ----                 ----

Income (Loss) Before Income Taxes:
  Total operating income (loss) for reportable
   segments                                                      $ 1,484,543      $  (1,445,332)      $  (9,585,617)
  Corporate general & administrative expenses                     (1,787,821)        (1,998,303)         (2,273,077)
  Net other income                                                 1,140,663          1,943,024           2,265,031
                                                                 -----------      -------------       -------------
  Income (loss) before income taxes                                  837,385         (1,500,611)         (9,593,663)
                                                                 ===========      =============       =============

Assets:
  Total assets for reportable segments                            16,703,042         29,123,321          41,075,611
  Cash & cash equivalents not allocated to
   segments                                                       36,361,621         26,366,299          13,087,799
  Other unallocated assets                                           662,841            808,904             756,894
                                                                 -----------      -------------       -------------
  Total assets                                                    53,727,504         56,298,524          54,920,304
                                                                 ===========      =============       =============

Capital Expenditures:
  Total capital expenditures for reportable
   segments                                                          872,760         10,923,019           6,137,210
  Corporate capital expenditures                                     298,432            288,670             236,571
                                                                 -----------      -------------       -------------
  Total capital expenditures                                       1,171,192         11,211,689           6,373,781
                                                                 ===========      =============       =============

Depreciation and Amortization:
  Total depreciation & amortization for
   reportable segments                                             1,171,700          1,556,148           3,504,421
  Corporate depreciation & amortization                              139,196            106,390             128,243
                                                                 -----------      -------------       -------------
  Total depreciation & amortization                                1,310,896          1,662,538           3,632,664
                                                                 ===========      =============       =============

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The Table below provides information for the years 2000 and 2001.

                                                            FIRST            SECOND          THIRD          FOURTH
2000                                                       QUARTER           QUARTER        QUARTER         QUARTER
----                                                       -------           -------        -------         -------
Total sales and revenue                                  $ 2,039,112     $ 5,920,230    $ 2,521,588       $ 3,993,953
Gross profit                                                 921,594       1,852,266        690,358         1,316,669
Loss from operations                                        (865,255)       (513,472)    (1,267,169)         (797,739)
Net loss                                                    (371,299)        (23,184)      (798,042)         (309,342)
Net loss per common share                                      (0.05)          (0.00)         (0.10)            (0.04)
2001

----
Total sales and revenue                                  $ 3,200,505     $ 1,256,418    $ 1,443,827       $ 1,533,806
Gross Profit (loss)                                        1,089,664        (957,856)    (1,763,430)       (1,022,089)
Loss from operations                                      (1,126,293)     (3,300,621)    (3,972,858)       (3,458,922)
Net loss                                                    (785,158)     (3,048,554)    (2,405,480)       (3,355,727)
Net loss per common share                                      (0.09)          (0.36)         (0.29)            (0.40)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

        The Response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Transactions" and "Executive Compensation--Employment Contracts and Change of Control Arrangements" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

ITEM 14(a)(3)  EXHIBITS

               The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

       EXHIBIT
       NUMBER                         DESCRIPTION
       ------     --------------------------------------------------------------
          3.1   - Restated Articles of Organization of Registrant (Filed as
                  Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
                  for the Quarter Ended September 30, 2000 and incorporated
                  herein by reference)
        3.1.1   - Articles of Amendment to the Restated Articles of
                  Organization of the Registrant (Filed as Exhibit 3.1.1 to the
                  Company's Quarterly Report on Form 10-Q for the Quarter Ended
                  September 30, 2000 and incorporated herein by reference)
        3.1.2   - Articles of Amendment to the Restated Articles of
                  Organization of the Registrant (Filed as Exhibit 3.1.2 to the
                  Company's Quarterly Report on Form 10-Q for the Quarter Ended
                  September 30, 2000 and incorporated herein by reference)
          3.2   - Restated By-Laws of the Registrant, as amended (Filed as
                  Exhibit 3.2*)
          4.1   - Article 4 of Restated Articles of Organization (Filed as
                  Exhibit 4.1*)
          4.2   - Form of Common Stock Certificate (Filed as Exhibit 4.2*)
         10.1   - Master Agreement, dated as of August 7, 1992, among the
                  Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
                  Exhibit 10.1*)
         10.2   - Sublicense Agreement, dated December 21, 1993, among the
                  Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as
                  Exhibit 10.2*)
        @10.3   - Business Development Agreement, dated as of July 15, 1994, between the Registrant and Mitsubishi Materials Corporation
                  (Filed as Exhibit 10.3*)
         10.4   - Lease Agreement, dated December 22, 1987, as amended, between the Registrant and Thomas J. Flatley d/b/a The Flatley Company
                  ("Flatley") (Filed as Exhibit 10.4*)
        10.4A   - Fifth Amendment to Lease Agreement, dated February 4, 1997 between the Registrant and Flatley (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  ended March 31, 1997 and Incorporated herein by reference).
         10.5   - Form of Noncompetition, Nondisclosure and Assignment of
                  Inventions Agreement between the Registrant and each current employee of the Registrant (Filed as Exhibit 10.11*)
        +10.6   - Ibis Technology Corporation 1993 Employee, Director and
                  Consultant Stock Option Plan as amended (Filed as Exhibit
                  10.15 to the Company's Quarterly Report on Form 10-Q for the
                  Quarter Ended June 30, 1996 and Incorporated herein
                  by reference)
        +10.7   - Form of Stock Option Agreement under 1993 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.16*)
        +10.8   - 1995/1996 Incentive Compensation Plan of the Registrant (Filed
                  as Exhibit 10.17*)
        @10.9   - Capacity Option Agreement, dated September 21, 1995, between
                  Registrant and Motorola Corporation (Filed as Exhibit 10.18*)
        10.10   - Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit
                  10.26*)
        10.11   - License Agreement, dated as of September 1, 1994, between the
                  Registrant and Nissin Electric Co., Ltd. (Filed as
                  Exhibit 10.27*)
        10.12   - Equipment Purchase Master Agreement, dated as of May
                  22, 1996, between Registrant, and IBM (Filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K/A (File
                  No.0-13078) filed on September 12, 1996 and incorporated
                  herein by reference).
       +10.13   - Ibis Technology Corporation 1997 Employee, Director and
                  Consultant Stock Option Plan (Filed as Exhibit 99.1 to the
                  Company's Form S-8 (File No. 333-45247) filed on January 30,
                  1998 and incorporated herein by reference).
       @10.14   - Task Order dated April 10, 1998, between the Registrant and
                  International Business Machines Corporation ("IBM") (Filed as
                  Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q
                  for the Quarter Ended June 30, 1998 and incorporated herein by reference).



      EXHIBIT
       NUMBER                           DESCRIPTION
       ------     -------------------------------------------------------------
       @10.15   - Licensing and Development Agreement, dated June 9, 1998, between the Registrant and IBM (Filed as Exhibit 10.41 to the
                  Company's Quarterly Report on Form 10-Q for the Quarter Ended
                  June 30, 1998 and incorporated herein by reference)
        10.16   - Sixth Amendment to Lease dated July 16, 1998, amending
                  Lease Agreement dated December 22, 1987 between the Company and Thomas J. Flatley d/b/a the Flatley Company (Filed as
                  Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q
                  for the Quarter Ended September 30, 1998 and incorporate
                  herein by reference)
       +10.17   - Change of Control Agreement, dated September 20, 1999,
                  between the Registrant and Martin J. Reid (Filed as Exhibit
                  10.43 to the Company's Annual Report on Form 10-K for the Year
                  Ended December 31, 1999 and incorporated herein by reference)
       +10.18   - Change of Control Agreement, dated September 20, 1999,
                  between the Registrant and Debra L. Nelson (Filed as Exhibit
                  10.44 to the Company's Annual Report on Form 10-K for the Year
                  Ended December 31, 1999 and incorporated herein by reference)
       @10.19   - License Agreement dated July 1, 1999, between the Registrant and Mitsubishi Materials Silicon Corporation (Filed as Exhibit
                  10.45 to the Company's Annual Report on Form 10-K for the Year
                  Ended December 31, 1999 and incorporated herein by reference)
        10.20   - Lease Agreement, dated April 14, 2000, between the
                  Registrant and Flatley (Filed as Exhibit 10.46 to the
                  Company's Quarterly Report on Form 10-Q for the Quarter Ended
                  June 30, 2000 and incorporated herein by reference)
        10.21   - Ibis Technology Corporation 2000 Employee Stock Purchase
                  Plan (Filed as Exhibit 99.1 to the Company's Form S-8 (File
                  No. 333-36706) filed on May 10, 2000 and incorporated herein by reference)
       @10.22   - Advantox 150 License Agreement dated November 1, 2000,
                  between the Registrant and Mitsubishi Materials Silicon
                  Corporation (Filed as Exhibit 10.48 to the Company's Annual
                  Report on Form 10-K for the Year Ended December 31, 2000 and
                  incorporated herein by reference)
       +10.23     Employment Agreement, dated December 27, 2000 between the
                  Registrant and Martin J. Reid (Filed as Exhibit 10.49 to the
                  Company's Annual Report on Form 10-K for the Year Ended
                  December 31, 2000 and incorporated herein by reference)
       @10.24     - License Agreement dated December 15, 2000, between the
                  Registrant and International Business Machines Corporation
                  ("IBM") (Filed as Exhibit 10.50 to the Company's Annual Report
                  on Form 10-K for the Year Ended December 31, 2000 and
                  incorporated herein by reference)
        10.25   - Patent License Agreement dated December 15, 2000, between the Registrant and IBM (Filed as Exhibit 10.51 to the
                  Company's Annual Report on Form 10-K for the Year Ended
                  December 31, 2000 and incorporated herein by reference)
        10.26   - Stock Purchase Warrant Agreement dated December 15, 2000, between the Registrant and IBM (Filed as Exhibit 10.52 to the
                  Company's Annual Report on Form 10-K for the Year Ended
                  December 31, 2000 and incorporated herein by reference)
        10.27   - Amendment of Lease Agreement dated September 25, 2001,
                  between the Company and Thomas J. Flatley d/b/a the Flatley
                  Company. (Filed as Exhibit 10.53 to the Company's Quarterly
                  Report on Form 10-Q for the Quarter Ended September 30, 2001
                  and incorporated herein by reference)



      EXHIBIT
       NUMBER                           DESCRIPTION
       ------     -------------------------------------------------------------
        10.28   - Master Lease Agreement dated September 25, 2001, between the Company and Heller Financial Leasing, Inc., including
                  additional Collateral Rider and Schedule A to Additional
                  Collateral Rider. (Filed as Exhibit 10.54 to the Company's
                  Quarterly Report on Form 10-Q for the Quarter Ended September
                  30, 2001 and incorporated herein by reference)
        10.29   - Amendment to Warrant Agreement dated June 1, 2001 between the Company and International Business Machines Corporation.
                  (Filed as Exhibit 10.55 to the Company's Quarterly Report on
                  Form 10-Q for the Quarter Ended September 30, 2001 and
                  incorporated herein by reference)
           11   - Statement regarding computation of per share income (loss)
           23   - Consent and Report on Financial Statement Schedule of KPMG
                  LLP

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

(B) FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

ITEM 14(b) REPORTS ON FORM 8-K

The Company filed with the Commission on October 18, 2001, a Current Report on Form 8-K for the October 17, 2001 event reporting the public dissemination of a press release announcing that it had received an order for an Ibis 1000 oxygen implanter, including spare parts and other options, from the Shanghai Institute of Metallurgy (SIM), Chinese Academy of Sciences.

The Company filed with the Commission on October 24, 2001, a Current Report on Form 8-K for the October 24, 2001 event reporting the public dissemination of a press release announcing third quarter FY 2001 results.

The Company filed with the Commission on December 18, 2001, a Current Report on Form 8-K for the December 18, 2001 event reporting the public dissemination of a press release announcing the shipment of an oxygen implanter to Shanghai Institute of Metallurgy (SIM), Chinese Academy of Sciences.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 15, 2002.

                                            IBIS TECHNOLOGY CORPORATION

                                            By:   /s/ Martin J. Reid
                                                  ------------------
                                                  Martin J. Reid
                                                  President

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

Signatures                                                Title                          Date
----------                                                -----                          ----
By: /s/ Martin J. Reid                      President, Chief Executive Officer           March 15, 2002
    --------------------------------        and Chairman (principal executive officer)
    Martin J. Reid                          and Director

By: /s/ Debra L. Nelson                     Chief Financial Officer,                     March 15, 2002
    --------------------------------        Treasurer, Clerk, (principal financial
    Debra L. Nelson                         and accounting officer)

By: /s/ Dimitri A. Antoniadis, Ph.D.        Director                                     March 15, 2002
    --------------------------------
    Dimitri A. Antoniadis, Ph.D.

By: /s/ Robert L. Gable                     Director                                     March 15, 2002
    --------------------------------
    Robert L. Gable

By: /s/ Leslie B. Lewis                     Director                                     March 15, 2002
    --------------------------------
    Leslie B. Lewis

By: /s/ Donald Mcguinness                   Director                                     March 15, 2002
    --------------------------------
    Donald McGuinness

By: /s/ Lamberto Raffaelli                  Director                                     March 15, 2002
    --------------------------------
    Lamberto Raffaelli

                                                                     SCHEDULE II

                           IBIS TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                   BALANCE AT                                     BALANCE AT
                                                  BEGINNING OF    CHARGED        AMOUNTS           END OF
                  DESCRIPTION                        PERIOD     TO EXPENSE    WRITTEN OFF          PERIOD
     ------------------------                        ------      ---------     ----------         -------

     Allowance for Doubtful Accounts

     December 31, 1999.......................         65,000            --             --          65,000
     December 31, 2000.......................         65,000            --             --          65,000
     December 31, 2001.......................         65,000            --             --          65,000

     Reserve for Inventory Obsolescence

     December 31, 1999.......................        160,000       517,000        189,000         488,000
     December 31, 2000.......................        488,000       440,000        357,000         571,000
     December 31, 2001.......................        571,000       313,000        215,000         669,000