Form 10-Q
period 2002-03-31
IBIS TECHNOLOGY CORP
filed 2002-05-07
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended MARCH 31, 2002

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


Yes  _X_           No ___

         9,412,238 shares of Common Stock, par value $.008, were outstanding on May 1, 2002.

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX


                                                                          PAGE
PART 1 - FINANCIAL  INFORMATION                                          NUMBER
-------------------------------                                          ------

  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 2001 and March 31, 2002 (unaudited)..................... 3

    Statements of Operations
        Three Months Ended March 31, 2001 and 2002  (unaudited).............. 4

    Statements of Cash Flows
       Three Months Ended March 31, 2001 and 2002 (unaudited)................ 5

    Notes to Unaudited Interim Financial Statements.......................... 6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk.........15


PART II - OTHER INFORMATION

Item 1 - Legal
Proceedings..................................................................15

Item 2 - Changes in Securities...............................................15

Item 3 - Defaults upon Senior Securities.....................................15

Item 4 - Submission of Matters to a Vote of Security Holders.................15

Item 5 - Other Information...................................................15

Item 6 - Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................16

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS


                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        2001           2002
                                                                                    ------------   ------------
                                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................... $ 13,087,799   $ 24,434,503
   Accounts receivable, trade, net.................................................    5,765,614      1,869,782
   Inventories (note 3)............................................................    1,535,512      1,548,763
   Deferred costs..................................................................    2,474,264      2,896,454
Prepaid expenses and other current assets..........................................      210,530        292,042
                                                                                    ------------   ------------
         Total current assets......................................................   23,073,719     31,041,544
                                                                                    ------------   ------------
Property and equipment.............................................................   43,039,864     43,719,078
   Less:  Accumulated depreciation and amortization................................  (13,297,308)   (14,794,232)
                                                                                    ------------   ------------
         Net property and equipment................................................   29,742,556     28,924,846
Patents and other assets, net......................................................    2,104,029      2,058,396
                                                                                    ------------   ------------
         Total assets.............................................................. $ 54,920,304   $ 62,024,786
                                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation, current............................................... $  1,502,524   $  1,503,945
   Accounts payable................................................................    1,124,180      1,421,373
   Accrued liabilities.............................................................    2,429,956      2,152,471
   Deferred revenue................................................................    6,785,299      7,147,299
                                                                                    ------------   ------------
         Total current liabilities.................................................   11,841,959     12,225,088
    Capital lease obligation, noncurrent...........................................    2,684,766      2,308,496
   Deferred gain on capital lease..................................................       33,705         30,638
                                                                                    ------------   ------------
         Total liabilities.........................................................   14,560,430     14,564,222
                                                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $.01 par value.
    Authorized 2,000,000 shares; none issued.......................................         --              --
   Common stock, $.008 par value.
    Authorized 50,000,000 shares; issued 8,412,138 shares and
       9,312,238 shares in 2001 and 2002, respectively.............................       67,297         74,498
    Additional paid-in capital.....................................................   66,618,223     77,498,274
    Accumulated deficit............................................................  (26,325,646)   (30,112,208)
                                                                                    ------------   ------------
         Total stockholders' equity................................................   40,359,874     47,460,564
                                                                                    ------------   ------------
         Total liabilities and stockholders' equity................................ $ 54,920,304   $ 62,024,786
                                                                                    ============   ============


        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       2001          2002
                                                                    -----------   -----------
   NET SALES AND REVENUE:
     Product sales................................................  $ 2,463,395   $ 1,406,330
     Contract and other revenue...................................      200,887        72,278
     Equipment revenue............................................      536,223       146,738
                                                                    -----------   -----------
        Total net sales and revenue (note 2)......................    3,200,505     1,625,346

   COST OF SALES AND REVENUE:
     Cost of product sales........................................    1,792,608     2,968,352
     Cost of contract and other revenue...........................       66,789        81,883
     Cost of equipment revenue....................................      251,444        64,265
                                                                    -----------   -----------
        Total cost of sales and revenue...........................    2,110,841     3,114,500
                                                                    -----------   -----------

        Gross profit (loss).......................................    1,089,664    (1,489,154)
                                                                    -----------   -----------

   OPERATING EXPENSES:
     General and administrative...................................      542,976       529,607
     Marketing and selling........................................      491,652       372,545
     Research and development.....................................    1,181,329     1,454,721
                                                                    -----------   -----------
        Total operating expenses..................................    2,251,957     2,356,873
                                                                    -----------   -----------
        Loss from operations......................................   (1,126,293)   (3,846,027)
                                                                    -----------   -----------

   OTHER INCOME (EXPENSE):
     Interest income..............................................      343,157        64,085
     Interest expense.............................................         (766)       (3,364)
     Other income.................................................          --            --
                                                                    -----------   -----------
        Total other income........................................      342,391        60,721
                                                                    -----------   -----------
        Loss before income taxes..................................     (783,902)   (3,785,306)

   Income tax expense.............................................        1,256         1,256
                                                                    -----------   -----------
        Net loss..................................................  $  (785,158)  $(3,786,562)
                                                                    ===========   ===========

   Net loss per common share:
    Basic.........................................................  $     (0.09)  $     (0.44)
                                                                    ===========   ===========
    Diluted.......................................................  $     (0.09)  $     (0.44)
                                                                    ===========   ===========

   Weighted average number of common shares outstanding:
    Basic.........................................................    8,352,450     8,512,238
                                                                    ===========   ===========
    Diluted.......................................................    8,352,450     8,512,238
                                                                    ===========   ===========


        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                    2001         2002
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................  $  (785,158)  $(3,786,562)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization............................................      696,496      1,577,998
     Changes in operating assets and liabilities:
         Accounts receivable, trade...........................................     (879,632)     3,895,832
         Unbilled revenue.....................................................      254,807           --
         Inventories..........................................................      496,472       (13,251)
         Prepaid expenses and other current assets............................      (33,306)     (503,702)
         Accounts payable.....................................................    1,176,253       297,193
         Accrued liabilities and deferred revenue.............................     (302,092)       84,515
                                                                                -----------   -----------

         Net cash provided by operating activities............................      623,840     1,552,023
                                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net...................................   (4,504,315)     (679,215)
   Other assets...............................................................        5,657       (35,440)
                                                                                -----------   -----------

         Net cash used in investing activities................................   (4,498,658)     (714,655)
                                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations......................................       (2,555)     (377,916)
   Exercise of stock options and warrants.....................................       59,921             2
   Proceeds from sale of common stock
     net of issuance costs....................................................          --     10,887,250
                                                                                -----------   -----------

         Net cash provided by financing activities............................       57,366    10,509,336
                                                                                -----------   -----------

         Net increase (decrease) in cash and cash equivalents.................   (3,817,452)   11,346,704

Cash and cash equivalents, beginning of period................................   26,366,299    13,087,799
                                                                                -----------   -----------

Cash and cash equivalents, end of period......................................  $22,548,847   $24,434,503
                                                                                ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest...................................  $       767   $     3,364
                                                                                ===========   ===========


        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


(1) INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 2001, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

         In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2001 which are included in the Company's Annual Report on Form 10-K.

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

(3) INVENTORIES

         Inventories consist of the following:


                                                                               DECEMBER 31,  MARCH 31,
                                                                                   2001        2002
                                                                               ------------ ----------
                  Raw materials...............................................  $  390,345  $  363,752
                  Work in process.............................................     262,449     316,899
                  Finished goods..............................................     882,718     868,112
                                                                               ------------ ----------
                  Total inventory.............................................  $1,535,512  $1,548,763
                                                                               ============ ==========


(4) CAPITALIZATION

         In March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter. Net proceeds to the Company were approximately $12,100,000.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(5) NET LOSS PER SHARE

         Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three months ended March 31, 2001 and March 31, 2002, common stock equivalents of 290,076 and 122,935, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(6) INDUSTRY SEGMENTS

         The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

       The table below provides unaudited information for the three months ended March 31, 2001 and 2002 pertaining to the Company's three industry segments.


                                                 SIMOX
                                                 WAFER         SIMOX     OTHER PRODUCTS
                                                PRODUCTS     EQUIPMENT    OR SERVICES         TOTAL
                                              -----------    ---------   --------------    -----------
NET SALES AND REVENUE
Three Months Ended March 31, 2001             $ 2,463,395    $ 536,223    $  200,887       $ 3,200,505
Three Months Ended March 31, 2002               1,406,330      146,738        72,278         1,625,346

OPERATING INCOME (LOSS)
Three Months Ended March 31, 2001                 126,382     (843,796)      134,097          (583,317)
Three Months Ended March 31, 2002              (2,201,848)  (1,104,967)       (9,605)       (3,316,420)

ASSETS
March 31, 2002                                 29,405,639    6,888,864       508,224        36,802,727

CAPITAL EXPENDITURES
Three Months Ended March 31, 2001               2,766,695    1,691,024            --         4,457,719
Three Months Ended March 31, 2002                 619,152       34,482            --           653,634

DEPRECIATION AND AMORTIZATION OF PROPERTY AND
EQUIPMENT
Three Months Ended March 31, 2001                 591,217       76,718            --           667,935
Three Months Ended March 31, 2002               1,139,261      404,568            --         1,543,829


                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

         The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
SEGMENT RECONCILIATION                                                 2001         2002
                                                                   -----------  -----------
Loss Before Income Taxes:
    Total operating loss for reportable segments                    $ (583,317) $(3,316,420)
    Corporate general & administrative expenses                       (542,976)    (529,607)
    Net other income                                                   342,391       60,721
                                                                   -----------  -----------
    Loss before income taxes                                          (783,902)  (3,785,306)
                                                                   ===========  ===========
Capital Expenditures:
    Total capital expenditures for reportable segments               4,457,719      653,634
    Corporate capital expenditures                                      46,596       25,581
                                                                   -----------  -----------
    Total capital expenditures                                       4,504,315      679,215
                                                                   ===========  ===========

Depreciation and Amortization:
    Total depreciation and amortization for reportable segments        667,935    1,543,829
    Corporate depreciation and amortization                             28,561       34,169
                                                                   -----------  -----------
    Total depreciation and amortization                                696,496    1,577,998
                                                                   ===========  ===========



                                                                              BALANCE AS OF
                                                                                 3/31/02
                                                                              -------------
Assets:
    Total assets for reportable segments                                         36,802,727
    Cash & cash equivalents not allocated to segments                            24,434,503
    Other unallocated assets                                                        787,556
                                                                              -------------
    Total assets                                                                 62,024,786
                                                                              =============


 (7) NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141"), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The implementation of SFAS 141 did not have any impact on its financial condition or results of operations.

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The implementation of SFAS 142 did not have any impact on its financial condition or results of operations.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


         Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations", ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset and is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have any impact on its financial condition or results of operations.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


         Ibis Technology Corporation ("Ibis") was formed in October 1987 and when we began operations in 1988, most of our revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. During 1995 to 2001, sources from sales of SIMOX-SOI wafers for commercial applications surpassed those from military applications and in 1996 we began selling our proprietary oxygen ion implanter, the Ibis 1000. Our revenues have been primarily derived from commercial sales of wafers for evaluation purposes and from commercial equipment sales. In 1999, we commenced a program to design and develop the i2000 and in January 2002, we successfully performed the first implants using the i2000. The final steps in the development of the i2000 are expected to be completed during the first half of 2002. Ibis expects to expand its commercial applications in 2002 through the introduction of the next generation SIMOX-SOI, which includes both the licensed modified low dose ("MLD") wafer process and the i2000, an oxygen ion implanter that is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. We anticipate 2002 to be a year focused on wafer sales as opposed to implanter system sales and that in future years our business is more likely to include a growing component of equipment sales.

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

         During the first quarter of 2002, we received initial production orders for 200 mm Advantox(R) MLD wafers, signaling what we expect is the start of a critical transition from shipping MLD wafers for test and evaluation purposes to delivering wafers for volume production of semiconductor products. We expect orders of this type to increase over the next several quarters. During the quarter, we also introduced our new oxygen ion implanter, the i2000, specifically designed for volume manufacturing of high quality, low-cost, 200 and 300mm SIMOX-SOI wafers for advanced semiconductor devices. We also announced the receipt of orders for 300mm Advantox MLD wafers, which will be produced on the i2000 system.

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

         Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of implanter equipment sales and dependence on a limited number of customers. We expect these fluctuations to continue in the foreseeable future. We recognize implanter revenue in accordance with SAB 101, which includes among other criteria, the shipment and factory installation of the implanter at the customer's location. As a result, deferral of revenue may extend longer due to meeting this criteria.

         At December 31, 2001, we had Ibis 1000 implanter capacity available to produce up to approximately 150,000 200 mm SIMOX wafers; this varies depending on product mix. Ibis has no plans to build additional Ibis 1000 implanters. Based upon existing orders and anticipated demand for 300 mm SIMOX-SOI wafers and i2000 implanters, this year we intend to upgrade our i2000 manufacturing facility, build three additional i2000's and increase our 300 mm wafer processing operations (anneal, clean and metrology). It should be noted that a majority of the 300 mm equipment could also accommodate 200 mm wafers.

         Management of Ibis believes that our financial results will continue to reflect losses in the near term, until such time as demand for our products approaches our capacity. Although our implanters are currently underutilized, Management does not believe that these assets are impaired. We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters. We cannot be sure that our implanters or other long-lived assets will not become impaired in the future. In addition, the impairment factors evaluated by Management may change in subsequent periods, given the current trends of the business environment.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2002 COMPARED TO FIRST QUARTER ENDED MARCH 31,
2001

         PRODUCT SALES. Wafer product sales decreased $1,057,065 or 43%, to $1,406,330 for the first quarter ended March 31, 2002 from $2,463,395 for the first quarter ended March 31, 2001. This decrease in product sales is primarily attributable to a 89% decrease in wafer sales by Ibis in Europe where one of our largest wafer production customers in the optical components arena substantially reduced their requirements. Sales by Ibis in the United States increased 141% this quarter due to increased Advantox MLD wafer sales.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the first quarter ended March 31, 2002 to $72,278 from $200,887 for the first quarter ended March 31, 2001, a decrease of $128,609 or 64%. This decrease is attributable to a decrease in royalties earned.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $146,738 for the first quarter ended March 31, 2002 from $536,223 for the first quarter ended March 31, 2001, a decrease of $389,485 or 73%. Equipment revenue in both quarters consisted solely of parts and service revenue. Field service revenue accounted for $70,800 of equipment revenue for the first quarter ended March 31, 2002 as compared to $293,150 of equipment revenue for the same period last year. Sales of spare parts accounted for $75,938 of equipment revenue for the first quarter ended March 31, 2002 as compared to $243,073 of equipment revenue for the first quarter ended March 31, 2001.

         TOTAL NET SALES AND REVENUE. Total net revenue for the first quarter ended March 31, 2002 was $1,625,346, a decrease of $1,575,159, or 49%, from total revenue of $3,200,505 for the first quarter ended March 31, 2001. This decrease resulted primarily from a decrease in wafer product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the first quarter ended March 31, 2002 was $2,968,352, compared to $1,792,608 for the first quarter ended March 31, 2001, an increase of $1,175,744 or 66%. This increase is primarily attributable to an increase in fixed costs associated with production, mainly depreciation and amortization. Royalty expenses incurred on the MLD process and repair and maintenance also increased. In addition, we increased our reserve for wafer inventory obsolescence by approximately $74,000 due to the aging of certain products. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the first quarter ended March 31, 2002 was $81,883, as compared to $66,789 for the first quarter ended March 31, 2001, an increase of $15,094, or 23%. This increase is primarily attributable to subcontract work performed on contracts. Cost of equipment revenue represents the cost of equipment, the cost for spare parts along with labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2002 was $64,265 as compared to $251,444 for the first quarter ended March 31, 2001, a decrease of $187,179 or 74%. This is due to decreased demand for parts and services. As a result of the foregoing, the total cost of sales and revenue for the first quarter ended March 31, 2002 was $3,114,500 as compared to $2,110,841 for the first quarter ended March 31, 2001, an increase of $1,003,659 or 48%. The gross margin for all sales was a negative 92% for the first quarter ended March 31, 2002 as compared to a positive gross

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


margin of 34% for the first quarter ended March 31, 2001. This decrease in gross margin for all sales is attributable to decreased wafer sales, an increase in fixed wafer costs, increases in repair and maintenance, royalties and reserve for excess or obsolete wafer parts, and decreased parts and service sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter ended March 31, 2002 were $529,607 (or 33% of total revenue) as compared to $542,976 (or 17% of total revenue) for the first quarter ended March 31, 2001, a decrease of $13,369, or 2%. This is primarily a result of a decrease in legal and transfer agent fees, which were offset by increases in D&O insurance, recruiting and investor relations expenses.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the first quarter ended March 31, 2002 were $372,545 (or 23% of total revenue) as compared to $491,652 (or 15% of total revenue) for the first quarter ended March 31, 2001, a decrease of $119,107, or 24%. The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, advertising and public relations.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $273,392 or 23%, to $1,454,721 (or 90% of total revenue) for the first quarter ended March 31, 2002, as compared to $1,181,329 (or 37% of total revenue) for the first quarter ended March 31, 2001. This increase is mainly due to increased material expenses on Ibis' SIMOX-SOI wafer development programs and depreciation on fixed assets, specifically the Ibis 1000 R&D tool and i2000 test stands which Ibis began depreciating in the second half of 2001. These increases were offset by decreases in payroll and payroll related expenses.

         OTHER INCOME (EXPENSE). Total other income for the first quarter ended March 31, 2002 was $60,721 as compared to $342,391 for the first quarter ended March 31, 2001, a decrease of $281,670, or 82%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, Ibis had cash and cash equivalents of $24,434,503, reflecting in large part our receipt of approximately $11 million in net proceeds from the March 2002 public sale of 900,000 shares of Common Stock. On April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter and Ibis received approximately $1.2 million in net proceeds. During the three months ended March 31, 2002, Ibis generated $1,552,023 in cash from operating activities as compared to $623,840 for the same period in 2001. Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was $1,557,998 and $696,496, respectively. This accounted for 96% and 22% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the planned upgrade of our facilities and expansion of 300 mm SIMOX-SOI wafer production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the three months ended March 31, 2002 was to fund additions to property and equipment which totaled $679,215. At March 31, 2002, Ibis had commitments to purchase approximately $4,428,536 in material to be used for manufacturing additional i2000 implanters and wafer manufacturing and $754,333 in capital equipment purchases.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial's Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production, primarily for 300 mm wafers. During the third and fourth quarter of 2001, Ibis drew down this line in a sale-leaseback transaction bearing interest at approximately 8% with a term of three years, and a monthly rent payment of $131,212. Ibis has a fair market value purchase option at the end of the lease term. The lease line is secured by the underlying assets and all other property and equipment of Ibis.

         Our existing cash resources are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next 12 months. Our anticipated scale of operations assumes a modest increase in wafer sales in the second quarter of 2002 over the first quarter of 2002 and indications suggest that qualification of our Advantox MLD wafers and completion of the i2000, could lead to increased wafer sales in the second half of 2002 for both 200mm and 300mm Advantox MLD wafers. Our plans also include the purchase of production and support equipment, facility improvements and the build of at least three more i2000 oxygen implanters. We may be required to raise additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs.

         During December 2001, Ibis delivered an Ibis 1000 oxygen implanter and spare parts to Shanghai Simgui Technology Co., Ltd. (STC), a company formed by the Shanghai Institute of Metallurgy (SIM), Chinese Academy of Sciences and others. STC plans to manufacture SIMOX-SOI wafers in Shanghai, China, for chipmakers serving the growing Chinese consumer electronics market. Revenue from this sale will be recognized this year when installation and acceptance of the system takes place.

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the impact that the MLD process and i2000 oxygen implanter is expected to have on future financial results, belief that in future years our business is more likely to include a growing component of equipment sales, the anticipated schedule for the i2000 implanter, our plan to build at least three additional i2000's in 2002, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, anticipated increase in 200 mm and 300 mm Advantox MLD wafer sales, the continuation of fluctuations in revenue and results of operations, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital, the sufficiency of our capital resources, the anticipated scale of Ibis' operations, and the timing of the recognition of revenue for the sale of an Ibis 1000 implanter to SIM. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties are referenced in the Company's SEC filings from time to time, including, but not limited to those described above and in our Form 10-K for the year ended December 31, 2001. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

         (a)      Exhibits furnished as Exhibits hereto:

                  None

         (b)      Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on January 15, 2002 a Current Report on Form 8-K for the January 14, 2002 event announcing Fourth Quarter 2001 results.

                  The Company filed with the Securities and Exchange Commission on February 22, 2002 a Current Report on Form 8-K for the February 20, 2002 event announcing Fourth Quarter and Fiscal Year 2001 results.

                  The Company filed with the Securities and Exchange Commission on March 20, 2002 a Current Report on Form 8-K for the March 20, 2002 event announced it has booked its initial production orders for 300 mm Advantox MLD wafers from multiple large manufacturers of semiconductor devices.

                  The Company filed with the Securities and Exchange Commission on March 20, 2002 a Current Report on Form 8-K for the March 20, 2002 event announcing the introduction of its new i2000 oxygen ion implanter.

                  The Company filed with the Securities and Exchange Commission on March 22, 2002 a Current Report on Form 8-K for the March 22, 2002 event announcing the pricing of a public offering of 900,000 newly issued shares of its common stock at $13 per share, with an option of an additional 100,000 shares of Common Stock to cover over-allotments.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Ibis Technology Corporation




Date: May 7, 2002              By: /s/ DEBRA L. NELSON
                                   --------------------------------------------
                                   Debra L. Nelson
                                   Chief Financial Officer, Treasurer and Clerk
                                   (principal financial and accounting officer)



Date: May 7, 2002              By: /s/ THOMAS F. LACEY
                                   --------------------------------------------
                                   Thomas F. Lacey
                                   Controller and Assistant Treasurer