Form 10-Q
period 2002-06-30
IBIS TECHNOLOGY CORP
filed 2002-08-02
CIK 855182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20569

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended JUNE 30, 2002
                               -------------

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________


                                                  Commission file number 0-23150
                                                                         -------


                           IBIS TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                                                           04-2987600
-------------------------------                                                         ---------------------------
(State or other jurisdiction of                                                                (I.R.S. Employer
incorporation or organization)                                                                Identification No.)


                  32 CHERRY HILL DRIVE, DANVERS, MA       01923
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


Yes   X           No ___
     ----


         9,436,170 shares of Common Stock, par value $.008, were outstanding on August 1, 2002.

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER
PART 1 - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

    Balance Sheets
        December 31, 2001 and June 30, 2002 (unaudited).................................           3

    Statements of Operations
        Three Months Ended June 30, 2001 and 2002 and
        Six Months Ended June 30, 2001 and 2002 (unaudited).............................           4

    Statements of Cash Flows
        Six Months Ended June 30, 2001 and 2002 (unaudited).............................           5

    Notes to Unaudited Interim Financial Statements.....................................           6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................................           10

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk....................           17


  PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings............................................................           17

  Item 2 - Changes in Securities........................................................           17

  Item 3 - Defaults upon Senior Securities..............................................           17

  Item 4 - Submission of Matters to a Vote of Security Holders..........................           17

  Item 5 - Other Information............................................................           17

  Item 6 - Exhibits and Reports on Form 8-K ............................................           17

  Signatures  ..........................................................................           18

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                                     DECEMBER 31,        JUNE  30,
                                                                                        2001                 2002
                                                                                  ----------------      ------------
                                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................     $ 13,087,799     $  21,572,609
   Accounts receivable, trade, net..............................................        5,765,614         1,037,392
   Inventories (note 3).........................................................        1,535,512         1,861,791
   Deferred costs...............................................................        2,474,264         3,099,638
Prepaid expenses and other current assets.......................................          210,530           286,879
                                                                                    -------------     -------------
         Total current assets...................................................       23,073,719        27,858,309
                                                                                    -------------     -------------
Property and equipment..........................................................       43,039,864        46,275,545
   Less:  Accumulated depreciation and amortization.............................      (13,297,308)      (16,242,218)
                                                                                    -------------     -------------
          Net property and equipment............................................       29,742,556        30,033,327
Patents and other assets, net...................................................        2,104,029         2,025,659
                                                                                    -------------     -------------
         Total assets...........................................................     $ 54,920,304     $  59,917,295
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Capital lease obligation, current.........................................     $  1,502,524      $  1,505,378
      Accounts payable..........................................................        1,124,180          3,184,952
      Accrued liabilities.......................................................        2,429,956          1,808,205
      Deferred revenue..........................................................        6,785,299          6,617,299
                                                                                    -------------     -------------
         Total current liabilities..............................................       11,841,959        13,115,834
    Capital lease obligation, noncurrent........................................        2,684,766         1,931,869
      Deferred gain on capital lease............................................           33,705            27,570
                                                                                    -------------     -------------
         Total liabilities......................................................       14,560,430        15,075,273
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY:
      Undesignated preferred stock, $.01 par value.
    Authorized 2,000,000 shares; none issued....................................                                 --        --
      Common stock, $.008 par value.
    Authorized 50,000,000 shares; issued 8,412,138 shares and
       9,436,170 shares in 2001 and 2002, respectively..........................           67,297            75,489
    Additional paid-in capital..................................................       66,618,223        78,906,581
    Accumulated deficit.........................................................      (26,325,646)      (34,140,048)
                                                                                    -------------     -------------
         Total stockholders' equity.............................................       40,359,874        44,842,022
                                                                                    -------------     -------------
         Total liabilities and stockholders' equity.............................     $ 54,920,304      $ 59,917,295
                                                                                    =============     =============


        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                           JUNE 30,                               JUNE 30,
                                                               -------------------------------       -----------------------------
                                                                    2001               2002               2001            2002
                                                               -------------      ------------       -------------   -------------
   NET SALES AND REVENUE:
     Product sales.....................................          $   771,550       $ 1,574,987         $ 3,234,945    $  2,981,317
     Contract and other revenue........................              145,006            99,782             345,893         172,060
     Equipment revenue.................................              339,862           183,222             876,085         329,960
                                                                 -----------       -----------         -----------    ------------
        Total net sales and revenue (note 2)...........            1,256,418         1,857,991           4,456,923       3,483,337

   COST OF SALES AND REVENUE:
     Cost of product sales.............................            1,857,699         3,314,286           3,650,307       6,282,638
     Cost of contract and other revenue................              194,584             5,374             261,373          87,257
     Cost of equipment revenue.........................              161,991            94,579             413,435         158,844
                                                                 -----------       -----------         -----------    ------------
        Total cost of sales and revenue................            2,214,274         3,414,239           4,325,115       6,528,739
                                                                 -----------       -----------         -----------    ------------
        Gross profit (loss)............................             (957,856)       (1,556,248)            131,808      (3,045,402)
                                                                 -----------       -----------         -----------    ------------

   OPERATING EXPENSES:
     General and administrative........................              589,580           612,012           1,132,556       1,141,619
     Marketing and selling.............................              529,258           400,855           1,020,910         773,400
     Research and development..........................            1,223,927         1,555,418           2,405,256       3,010,139
                                                                 -----------       -----------         -----------    ------------
        Total operating expenses.......................            2,342,765         2,568,285           4,558,722       4,925,158
                                                                 -----------       -----------         -----------    ------------
        Loss from operations...........................           (3,300,621)       (4,124,533)         (4,426,914)     (7,970,560)
                                                                 -----------       -----------         -----------    ------------

   OTHER INCOME (EXPENSE):
     Interest income...................................              245,193            99,714             588,350        163,799
     Interest expense..................................                 (697)           (3,021)             (1,463)        (6,385)
     Other.............................................                7,571                --               7,571             --
                                                                 -----------       -----------         -----------    -----------
        Total other income.............................              252,067            96,693             594,458        157,414
                                                                 -----------       -----------         -----------    -----------
        Loss before income taxes.......................           (3,048,554)       (4,027,840)         (3,832,456)    (7,813,146)

   Income tax expense..................................                   --                --               1,256          1,256
                                                                 -----------       -----------         -----------    -----------

        Net loss.......................................          $(3,048,554)      $(4,027,840)        $(3,833,712)   $(7,814,402)
                                                                 ===========       ===========         ===========    ===========

   Net loss per common share:
    Basic..............................................          $     (0.36)      $     (0.43)        $     (0.46)   $     (0.87)
                                                                 ===========       ===========         ===========    ===========
    Diluted............................................          $     (0.36)      $     (0.43)        $     (0.46)   $     (0.87)
                                                                 ===========       ===========         ===========    ===========

   Weighted average number of common shares outstanding:
    Basic..............................................            8,374,346         9,420,391           8,363,398      8,968,823
                                                                 ===========       ===========         ===========    ===========
    Diluted............................................            8,374,346         9,420,391           8,363,398      8,968,823
                                                                 ===========       ===========         ===========    ===========

        See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       2001                  2002
                                                                                  --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................................      $ (3,833,712)         $ (7,814,402)
Adjustments to reconcile net loss to net cash provided by
      operating activities:
   Depreciation and amortization...........................................         1,481,382             3,107,055
   Gain on sale of equipment...............................................             7,571                    --
   Changes in operating assets and liabilities:
   Accounts receivable, trade..............................................           (75,130)            4,728,222
   Unbilled revenue........................................................           345,789                    --
   Inventories.............................................................        (3,150,284)             (326,279)
   Prepaid expenses and other current assets...............................            90,817              (701,723)
   Accounts payable........................................................         1,479,596             2,060,772
   Accrued liabilities and deferred revenue................................          (993,351)             (789,751)
                                                                               --------------       ---------------

   Net cash (used in) provided by operating activities.....................        (4,647,322)              263,894
                                                                               --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net...................................        (4,523,943)           (3,235,682)
Other assets...............................................................           (50,062)              (83,774)
                                                                               --------------       ---------------

   Net cash used in investing activities...................................        (4,574,005)           (3,319,456)
                                                                               --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations......................................            (5,182)             (756,178)
Exercise of stock options and warrants.....................................           248,589               183,081
Proceeds from sale of common stock
     net of issuance costs.................................................                --            12,113,469
                                                                               --------------       ---------------

   Net cash provided by financing activities...............................           243,407            11,540,372
                                                                               --------------       ---------------

   Net increase (decrease) in cash and cash equivalents....................        (8,977,920)            8,484,810

Cash and cash equivalents, beginning of period.............................        26,366,299            13,087,799
                                                                               --------------       ---------------

Cash and cash equivalents, end of period...................................      $ 17,388,379      $     21,572,609
                                                                               ==============      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest...................................      $      1,463      $          6,385
                                                                               ==============      ================


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

(3) INVENTORIES

         Inventories consist of the following:

                                                                               DECEMBER 31,            JUNE 30,
                                                                                   2001                  2002
                                                                                   ----                  ----
                  Raw materials.............................                   $  390,345            $  829,544
                  Work in process...........................                      262,449               591,290
                  Finished goods............................                      882,718               440,957
                                                                               ----------            ----------
                  Total inventory...........................                   $1,535,512            $1,861,791
                                                                               ==========            ==========

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

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(5) NET LOSS PER SHARE

         Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2001 and June 30, 2002, common stock equivalents of 169,497, 239,043, 104,023 and 150,236, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(6) INDUSTRY SEGMENTS

         The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

       The table below provides unaudited information for the three and six months ended June 30, 2001 and 2002 pertaining to the Company's three industry segments.

                                                    SIMOX
                                                     WAFER              SIMOX            OTHER PRODUCTS
                                                   PRODUCTS           EQUIPMENT            OR SERVICES         TOTAL
                                                 ------------       ------------        ---------------        -----
NET SALES AND REVENUE
Three Months Ended June 30, 2001                   $  771,550         $ 339,862           $ 145,006        $ 1,256,418
Three Months Ended June 30, 2002                    1,574,987           183,222              99,782          1,857,991
Six Months Ended June 30, 2001                      3,234,945           876,085             345,893          4,456,923
Six Months Ended June 30, 2002                      2,981,317           329,960             172,060          3,483,337

OPERATING INCOME (LOSS)
Three Months Ended June 30, 2001                   (1,915,655)         (745,809)            (49,577)        (2,711,041)
Three Months Ended June 30, 2002                   (2,438,456)       (1,168,472)             94,408         (3,512,520)
Six Months Ended June 30, 2001                     (1,789,273)       (1,589,605)             84,520         (3,294,358)
Six Months Ended June 30, 2002                     (4,640,304)       (2,273,439)             84,803         (6,828,940)

ASSETS
June 30, 2002                                      30,783,441         6,623,780             136,745         37,543,966

CAPITAL EXPENDITURES
Three Months Ended June 30, 2001                    3,415,838                --                  --          3,415,838
Three Months Ended June 30, 2002                    2,456,123            69,296                  --          2,525,419
Six Months Ended June 30, 2001                      4,344,849            47,808                  --          4,392,657
Six Months Ended June 30, 2002                      3,075,275           103,778                  --          3,179,053

DEPRECIATION AND AMORTIZATION OF
PROPERTY AND EQUIPMENT
Three Months Ended June 30, 2001                      617,792           135,594                  --            753,386
Three Months Ended June 30, 2002                    1,164,293           353,509                  --          1,517,802
Six Months Ended June 30, 2001                      1,209,009           212,312                  --          1,421,321
Six Months Ended June 30, 2002                      2,303,554           758,077                  --          3,061,631

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

         The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.

                                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 ---------------------------          -----------------------------
                                                                           JUNE 30,                              JUNE 30,
                                                                 ---------------------------         ------------------------------
                                                                     2001           2002                 2001               2002
                                                                 ---------      ------------         ----------        ------------
SEGMENT RECONCILIATION

Loss Before Income Taxes:
    Total operating loss for reportable segments               $ (2,711,041)    $  (3,512,520)     $  (3,294,358)     $ (6,828,940)
    Corporate general & administrative expenses                    (589,580)         (612,013)        (1,132,556)       (1,141,620)
    Net other income                                                252,067            96,693            594,458           157,414
                                                               ------------     -------------      -------------      ------------
    Loss before income taxes                                     (3,048,554)       (4,027,840)        (3,832,456)       (7,813,146)
                                                               ============     =============      =============      ============

Capital Expenditures:
    Total capital expenditures for reportable segments            3,415,838         2,525,419          4,392,657         3,179,053
    Corporate capital expenditures                                   84,690            31,048            131,286            56,629
                                                               ------------     -------------      -------------      ------------
    Total capital expenditures                                    3,500,528         2,556,467          4,523,943         3,235,682
                                                               ============     =============      =============      ============

Depreciation and Amortization:
    Total depreciation and amortization for
    reportable segments                                             753,386         1,517,802          1,421,321         3,061,631
    Corporate depreciation and amortization                          31,500            11,255             60,061            45,424
                                                               ------------     -------------      -------------      ------------
    Total depreciation and amortization                             784,886         1,529,057          1,481,382         3,107,055
                                                               ============     =============      =============      ============


                                                                                                                      BALANCE AS OF
                                                                                                                          6/30/02
                                                                                                                      -------------
Assets:
    Total assets for reportable segments                                                                                37,543,966
    Cash & cash equivalents not allocated to
    segments                                                                                                            21,572,609
    Other unallocated assets                                                                                               800,720
                                                                                                                      ------------
    Total assets                                                                                                        59,917,295
                                                                                                                      ============

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

         Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the implementation of SFAS No. 145 to have a material impact on its financial condition or results of operations.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Ibis Technology Corporation ("Ibis") was formed in October 1987 and when we began operations in 1988, most of our revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. During 1995 to 2001, sources from sales of SIMOX-SOI wafers for commercial applications surpassed those from military applications and in 1996 we began selling our proprietary oxygen ion implanter, the Ibis 1000. Our revenues have been primarily derived from commercial sales of wafers for evaluation purposes and from commercial equipment sales. In 1999, we commenced a program to design and develop the i2000 and in January 2002, we successfully performed the first implants using the i2000. We began shipping limited quantities of 300 mm Advantox MLD wafers using this implanter, but continue to share the i2000 implanter between wafer manufacturing and engineering for factory automation software development. Ibis expects to expand its commercial applications over the next several years with our SIMOX-SOI products, which include both the licensed modified low dose ("MLD") wafer process and the i2000, an oxygen ion implanter that is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. We anticipate 2002 to be a year focused on wafer sales as opposed to implanter system sales and that in future years our business is more likely to include a growing component of equipment sales.

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

         During the first half of 2002, we received initial production orders for 200 mm Advantox(R) MLD wafers, signaling what we expect is the start of a critical transition from shipping MLD wafers for test and evaluation purposes to delivering wafers for volume production of semiconductor products. We expect orders of this type to increase over the next several quarters. During the first quarter, we also introduced our new oxygen ion implanter, the i2000, specifically designed for volume manufacturing of high quality, low-cost, 200 and 300 mm SIMOX-SOI wafers for advanced semiconductor devices. We also announced the receipt of orders for 300 mm Advantox MLD wafers, which we began producing on the i2000 system in the first quarter. Demand for our 300 mm SIMOX-SOI wafers, for sampling and R&D applications, continues to exceed our capacity.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of implanter equipment sales and dependence on a limited number of customers. We expect these fluctuations to continue in the foreseeable future. We recognize implanter revenue in accordance with SAB 101, which includes among other criteria, the shipment and factory installation of the implanter at the customer's location. As a result, deferral of revenue may extend longer due to meeting these criteria.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2002 COMPARED TO SECOND QUARTER ENDED JUNE 30,
2001

         PRODUCT SALES. Wafer product sales increased $803,437 or 104%, to $1,574,987 for the second quarter ended June 30, 2002 from $771,550 for the second quarter ended June 30, 2001. This increase in product sales is due mainly to significant increases in production orders from three customers, one a major US chipmaker and two optical components manufacturers. Also contributing to this increase is the shipment of 300 mm wafers which have a higher average selling price than the smaller wafer sizes. These were offset by a decrease in wafer sales in the Pacific Rim due to reduced wafer requirements from one of our customers that began producing SIMOX wafers on the Ibis 1000 implanter which we previously sold and installed for them in the first half of last year.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the second quarter ended June 30, 2002 to $99,782 from $145,006 for the second quarter ended June 30, 2001, a decrease of $45,224 or 31%. This decrease is attributable to a decrease in government contract work.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $183,222 for the second quarter ended June 30, 2002 from $339,862 for the second quarter ended June 30, 2001, a decrease of $156,640 or 46%. Equipment revenue in both quarters consisted solely of parts and service revenue. Field service revenue accounted for $70,500 of equipment revenue for the second quarter ended June 30, 2002 as compared to $124,235 of equipment revenue for the same period last year. Sales of spare parts accounted for $113,172 of equipment revenue for the second quarter ended June 30, 2002 as compared to $215,627 of equipment revenue for the second quarter ended June 30, 2001. Due to the small number of implanters in the field, we continue to experience quarterly fluctuations in spare parts and service revenue.

         TOTAL NET SALES AND REVENUE. Total net revenue for the second quarter ended June 30, 2002 was $1,857,991, an increase of $601,573, or 48%, from total revenue of $1,256,418 for the second quarter ended June 30, 2001. This increase resulted from an increase in wafer product sales.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the second quarter ended June 30, 2002 was $3,314,286, compared to $1,857,699 for the second quarter ended June 30, 2001, an increase of $1,456,587 or 78%. This increase is primarily attributable to an increase in fixed costs associated with production, mainly depreciation and amortization. Royalty expenses and outside testing services incurred on the MLD process and repair and maintenance also increased. In addition, we increased our reserve for wafer inventory obsolescence by approximately $221,000 due to the aging of certain products. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the second quarter ended June 30, 2002 was $5,374, as compared to $194,584 for the second quarter ended June 30, 2001, a decrease of $189,210, or 97%. This decrease is attributable to a decrease of work performed on contracts. Cost of equipment revenue represents the cost of equipment, and spare parts, along with labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2002 was $94,579 as compared to $161,991 for the second quarter ended June 301, 2001, a decrease of $67,412 or 42%. This is due to decreased demand for parts and services. As a result of the foregoing, the total cost of sales and revenue for the second quarter ended June 30, 2002 was $3,414,239 as compared to $2,214,274 for the second quarter ended June 30, 2001, an increase of $1,199,965 or 54%. The gross margin for all sales was a negative 84% for the second quarter ended June 30, 2002 as compared to a negative gross margin of 76% for the second quarter ended June 30, 2001. This decrease in gross margin for all sales is attributable to an increase in fixed wafer costs, increases in repair and maintenance, royalties, outside testing services and reserve for excess or obsolete wafer parts, and decreased parts and service sales, which typically have higher margins.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter ended June 30, 2002 were $612,012 (or 33% of total revenue) as compared to $589,580 (or 47% of total revenue) for the second quarter ended June 30, 2001, an increase of $22,432, or 4%. This is primarily a result of an increase in payroll and payroll related expenses.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the second quarter ended June 30, 2002 were $400,855 (or 22% of total revenue) as compared to $529,258 (or 42% of total revenue) for the second quarter ended June 30, 2001, a decrease of $128,403, or 24%. The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, consulting, advertising and public relations.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $331,491 or 27%, to $1,555,418 (or 84% of total revenue) for the second quarter ended June 30, 2002, as compared to $1,223,927(or 97% of total revenue) for the second quarter ended June 30, 2001. This increase is mainly due to increased depreciation on fixed assets, specifically the Ibis 1000 R&D tool and i2000 test stands which Ibis began depreciating in the second half of 2001 and increases in professional services.

         OTHER INCOME (EXPENSE). Total other income for the second quarter ended June 30, 2002 was $96,693 as compared to $252,067 for the second quarter ended June 30, 2001, a decrease of $155,374, or 62%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         PRODUCT SALES. Wafer product sales decreased $253,628 or 8%, to $2,981,317 for the six months ended June 30, 2002 from $3,234,945 for the six months ended June 30, 2001. This decrease in product sales is primarily attributable to a 74% decrease in wafer sales by Ibis in Europe where one of our largest wafer production customers in the optical components arena substantially reduced their requirements beginning in the second quarter of 2001. Wafer sales in the Pacific Rim also decreased by 72% due to reduced wafer requirements from one of our customers that began producing SIMOX wafers on the Ibis 1000 implanter which we previously sold and installed for them in the first half of last year. These were offset by increases in sales in the United States, primarily Advantox MLD wafers and 300mm wafers, which have a higher average selling price than the smaller wafer sizes.

         CONTRACT AND OTHER REVENUE. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the six months ended June 30, 2002 to $172,060 from $345,893 for the six months ended June 30, 2001, a decrease of $173,833 or 50%. This decrease is attributable to a decrease in royalties earned.

         EQUIPMENT REVENUE. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $329,960 for the six months ended June 30, 2002 from $876,085 for the six months ended June 30, 2001, a decrease of $546,125 or 62%. Equipment revenue in both periods consisted solely of parts and service revenue. Field service revenue accounted for $140,850 of equipment revenue for the six months ended June 30, 2002 as compared to $417,385 of equipment revenue for the same period last year. Last year included revenue from installing the Ibis 1000 implanter for a customer in Japan. Sales of spare parts accounted for $189,110 of equipment revenue for the six months ended June 30, 2002 as compared to $458,700 of equipment revenue for the six months ended June 30, 2001.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         TOTAL NET SALES AND REVENUE. Total net revenue for the six months ended June 30, 2002 was $3,483,337, a decrease of $973,586, or 22%, from total revenue of $4,456,923 for the six months ended June 30, 2001.

         TOTAL COST OF SALES AND REVENUE. Cost of wafer product sales for the six months ended June 30, 2002 was $6,282,638, compared to $3,650,307 for the six months ended June 30, 2001, an increase of $2,632,331 or 72%. This increase is primarily attributable to an increase in fixed costs associated with production, mainly depreciation and amortization. Royalty expenses incurred on the MLD process, outside testing and repair and maintenance also increased. In addition, we increased our reserve for wafer inventory obsolescence by approximately $295,000 due to the aging of certain products. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the six months ended June 30, 2002 was $87,257, as compared to $261,373 for the six months ended June 30, 2001, a decrease of $174,116, or 67%. This decrease is primarily attributable to a decrease in work performed on contracts. Cost of equipment revenue represents the cost of equipment, the cost for spare parts along with labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2002 was $158,844 as compared to $413,435 for the six months ended June 30, 2001, a decrease of $254,591 or 62%. This is due to decreased demand for parts and services. As a result of the foregoing, the total cost of sales and revenue for the six months ended June 30, 2002 was $6,528,739 as compared to $4,325,115 for the six months ended June 30, 2001, an increase of $2,203,624 or 51%. The gross margin for all sales was a negative 87% for the six months ended June 30, 2002 as compared to a positive gross margin of 3% for the six months ended June 30, 2001. This decrease in gross margin for all sales is attributable to an increase in fixed wafer costs, increases in repair and maintenance, outside testing, royalties and reserve for excess or obsolete wafer parts, and decreased parts and service sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002 were $1,141,619 (or 33% of total revenue) as compared to $1,132,556 (or 25% of total revenue) for the six months ended June 30, 2001, an increase of $9,063, or 1%. This is primarily a result of increases in D&O insurance, payroll and payroll related expenses, recruiting and investor relations expenses which were offset by decreases in legal and other professional services.

         MARKETING AND SELLING EXPENSES. Marketing and selling expenses for the six months ended June 30, 2002 were $773,400 (or 22% of total revenue) as compared to $1,020,910 (or 23% of total revenue) for the six months ended June 30, 2001, a decrease of $247,510, or 24%. The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, advertising and public relations.

         RESEARCH AND DEVELOPMENT EXPENSES. Internally funded research and development expenses increased by $604,883 or 25%, to $3,010,139 (or 86% of total revenue) for the six months ended June 30, 2002, as compared to $2,405,256 (or 54% of total revenue) for the six months ended June 30, 2001. This increase is mainly due to depreciation on fixed assets, specifically the Ibis 1000 R&D tool and i2000 test stands which Ibis began depreciating in the second half of 2001 and increased material expenses on Ibis' SIMOX-SOI wafer development programs. These increases were offset by decreases in payroll and payroll related expenses.

         OTHER INCOME (EXPENSE). Total other income for the six months ended June 30, 2002 was $157,414 as compared to $594,458 for the six months ended June 30, 2001, a decrease of $437,044, or 74%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, Ibis had cash and cash equivalents of $21,572,609, reflecting in large part our receipt of approximately $12.1 million in net proceeds from the March and April 2002 public sale of 900,000 and 100,000, respectively, shares of Common Stock. During the six months ended June 30, 2002, Ibis generated $263,894 in cash from operating activities. This is compared to $4,647,322 of cash used for operating activities for the same period in 2001. Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 was $3,107,055 and $1,481,382, respectively. This accounted for 89% and 33% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the planned upgrade of our facilities and expansion of 300 mm SIMOX-SOI wafer production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. The principal use of cash during the six months ended June 30, 2002 was to fund additions to property and equipment which totaled $3,235,682. At June 30, 2002, Ibis had commitments to purchase approximately $4,975,675 in material to be used for manufacturing additional i2000 implanters and wafer manufacturing and $3,799,402 in capital equipment purchases.

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

         Our existing cash resources are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next 12 months. Our anticipated scale of operations assumes that qualification of our Advantox MLD wafers and completion of the i2000, could lead to increased wafer sales in the second half of 2002 for both 200mm and 300mm Advantox MLD wafers. Our plans also include the purchase of production and support equipment, facility improvements and the build of at least three more i2000 oxygen implanters. We may be required to raise additional capital in the future in order to finance further expansion of our manufacturing capacity and our research and development programs.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the impact that the MLD process and i2000 oxygen implanter is expected to have on future financial results, belief that in future years our business is more likely to include a growing component of equipment sales, our plan to build at least three additional i2000's in 2002, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, anticipated increase in 200 mm and 300 mm Advantox MLD wafer sales, the continuation of fluctuations in revenue and results of operations, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital, the sufficiency of our capital resources, the anticipated scale of Ibis' operations, and the timing of the recognition of revenue for the sale of an Ibis 1000 implanter to SIM. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties are referenced in the Company's SEC filings from time to time, including, but not limited to those described above and in our Form 10-K for the year ended December 31, 2001. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

EFFECTS OF INFLATION

         Ibis believes that over the past three years inflation has not had a significant impact on Ibis' sales or operating results.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The exposure of market risk associated with risk-sensitive instruments is not material to the Company, as the Company does not transact its sales denominated in other than United States dollars, invests primarily in money market funds and short-term commercial paper, holds its investments until maturity and has not entered into hedging transactions.


                                     PART II

                                OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Ibis was held on May 9, 2002. The following matters were voted on at the meeting:

         (1) Two people were elected to the Board of Directors of the Company to serve for a term ending in 2005 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

                  NAME                      VOTE FOR          VOTE WITHHELD

                  Donald McGuinness         6,687,381             15,060
                  Lamberto Raffaelli        6,687,381             15,060

         (2) The stockholders of the Company ratified the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002. This proposal was approved with 6,598,240 votes for, 96,176 votes against and 8,025 abstentions.

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


                             Ibis Technology Corporation




Date: August 2, 2002         By:  /s/ DEBRA L. NELSON
                                  ---------------------------------------------
                                  Debra L. Nelson
                                  Chief Financial Officer, Treasurer and Clerk
                                  (principal financial and accounting officer)



Date: August 2, 2002         By:  /s/ MARTIN J. REID
                                  ---------------------------------------------
                                  Martin J. Reid
                                  President and Chief Executive Officer