Form 10-Q
period 2002-09-30
IBIS TECHNOLOGY CORP
filed 2002-11-01
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number                                                 0-23150

Ibis Technology Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2987600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32 Cherry Hill Drive, Danvers, MA	01923
(Address of principal executive offices)	(Zip Code)

(978) 777-4247
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

9,436,170 shares of Common Stock, par value $.008, were outstanding on October 31, 2002.

IBIS TECHNOLOGY CORPORATION

INDEX

PART 1 - FINANCIAL INFORMATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

	December 31,	September 30,
	2001	2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,087,799	$12,900,716
Accounts receivable, trade, net	5,765,614	1,552,426
Inventories (note 3)	1,535,512	2,192,985
Deferred costs	2,474,264	1,952,775
Prepaid expenses and other current assets	210,530	381,068
Total current assets	23,073,719	18,979,970
Property and equipment	43,039,864	49,361,685
Less: Accumulated depreciation and amortization	(13,297,308)	(17,710,467)
Net property and equipment	29,742,556	31,651,218
Patents and other assets, net	2,104,029	1,940,663
Total assets	$54,920,304	$52,571,851

Liabilities and Stockholders’ Equity
Current liabilities:
Capital lease obligation, current	$1,502,524	$1,503,437
Accounts payable	1,124,180	3,703,140
Accrued liabilities	2,429,956	2,048,745
Deferred revenue	6,785,299	1,164,332
Total current liabilities	11,841,959	8,419,654
Capital lease obligation, noncurrent	2,684,766	1,558,267
Deferred gain on capital lease	33,705	24,499
Total liabilities	14,560,430	10,002,420

Stockholders’ equity:
Undesignated preferred stock, $.01 par value.
Authorized 2,000,000 shares; none issued	—	—-
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued 8,412,138 shares and 9,436,170 shares in 2001 and 2002, respectively	67,297	75,489
Additional paid-in capital	66,618,223	78,906,581
Accumulated deficit	(26,325,646)	(36,412,639)
Total stockholders’ equity	40,359,874	42,569,431
Total liabilities and stockholders’ equity	$54,920,304	$52,571,851

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2002	2001	2002

Net Sales and revenue:
Product sales	$925,550	$2,011,670	$4,160,495	$4,992,987
Contract and other revenue	131,874	60,701	477,767	232,761
Equipment revenue	386,403	5,657,605	1,262,488	5,987,565
Total net sales and revenue (note 2)	1,443,827	7,729,976	5,900,750	11,213,313

Cost of sales and revenue:
Cost of product sales	2,224,616	3,995,509	5,874,923	10,278,147
Cost of contract and other revenue	90,269	9,819	351,642	97,076
Cost of equipment revenue	892,372	3,573,559	1,305,807	3,732,403
Total cost of sales and revenue	3,207,257	7,578,887	7,532,372	14,107,626
Gross profit (loss)	(1,763,430)	151,089	(1,631,622)	(2,894,313)

Operating expenses:
General and administrative	518,414	502,183	1,650,970	1,643,802
Marketing and selling	379,842	382,303	1,400,752	1,155,703
Research and development	1,311,172	1,604,539	3,716,428	4,614,678
Total operating expenses	2,209,428	2,489,025	6,768,150	7,414,183
Loss from operations	(3,972,858)	(2,337,936)	(8,399,772)	(10,308,496)

Other income (expense):
Interest income	150,550	68,017	738,900	231,816
Interest expense	(624)	(2,672)	(2,087)	(9,057)
Other	1,417,452	—	1,425,023	—
Total other income	1,567,378	65,345	2,161,836	222,759
Loss before income taxes	(2,405,480)	(2,272,591)	(6,237,936)	(10,085,737)

Income tax expense	—	—	1,256	1,256

Net loss	$(2,405,480)	$(2,272,591)	$(6,239,192)	$(10,086,993)

Net loss per common share:
Basic	$(0.29)	$(0.24)	$(0.75)	$(1.11)
Diluted	$(0.29)	$(0.24)	$(0.75)	$(1.11)

Weighted average number of common
shares outstanding:
Basic	8,387,386	9,436,170	8,371,452	9,126,317
Diluted	8,387,386	9,436,170	8,371,452	9,126,317

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2001	2002

Cash flows from operating activities:
Net loss	$(6,239,192)	$(10,086,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,359,106	4,657,960
Gain on sale of equipment	7,571	—
Changes in operating assets and liabilities:
Accounts receivable, trade	405,231	4,213,188
Unbilled revenue	382,152	—
Inventories	(2,797,585)	(657,473)
Prepaid expenses and other current assets	104,839	350,951
Accounts payable	1,667,629	2,578,960
Accrued liabilities and deferred revenue	(2,638,074)	(6,002,178)

Net cash used in operating activities	(6,748,323)	(4,945,585)

Cash flows from investing activities:
Additions to property and equipment, net	(6,398,061)	(6,321,822)
Other assets	(44,020)	(81,434)

Net cash used in investing activities	(6,442,081)	(6,403,256)

Cash flows from financing activities:
Payments of capital lease obligations	(7,880)	(1,134,792)
Proceeds from sale-leaseback of equipment	2,469,122	—
Exercise of stock options and warrants	258,177	183,081
Proceeds from sale of common stock net of issuance costs	—	12,113,469

Net cash provided by financing activities	2,719,419	11,161,758

Net increase (decrease) in cash and cash equivalents	(10,470,985)	(187,083)

Cash and cash equivalents, beginning of period	26,366,299	13,087,799

Cash and cash equivalents, end of period	$15,895,314	$12,900,716

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$2,087	$9,057

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

In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2001 which are included in the Company’s Annual Report on Form 10-K.

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

(3) Inventories

Inventories consist of the following:

	December 31,	September 30,
	2001	2002
Raw materials	$390,345	$991,593
Work in process	262,449	697,150
Finished goods	882,718	504,242
Total inventory	$1,535,512	$2,192,985

(4) Capitalization

In March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter. Net proceeds to the Company were approximately $12,100,000.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(5) Net Loss Per Share

                Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants.  SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented.  As the Company was in a net loss position for the three and nine months ended September 30, 2001 and September 30, 2002, common stock equivalents of 2,444, 270,577, 0 and 70,611, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive.  As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(6) Industry Segments

          The Company’s reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services.  For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment.  Government contracts, other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and nine months ended September 30, 2001 and 2002 pertaining to the Company’s three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Sales and Revenue
Three Months Ended September 30, 2001	$925,550	$386,403	$131,874	$1,443,827
Three Months Ended September 30, 2002	2,011,670	5,657,605	60,701	7,729,976
Nine Months Ended September 30, 2001	4,160,495	1,262,488	477,767	5,900,750
Nine Months Ended September 30, 2002	4,992,987	5,987,565	232,761	11,213,313

Operating Income (Loss)
Three Months Ended September 30, 2001	(2,007,784)	(1,488,265)	41,605	(3,454,444)
Three Months Ended September 30, 2002	(2,051,941)	165,306	50,882	(1,835,753)
Nine Months Ended September 30, 2001	(3,797,057)	(3,077,870)	126,125	(6,748,802)
Nine Months Ended September 30, 2002	(6,692,245)	(2,108,133)	135,685	(8,664,693)

Assets
September 30, 2002	33,179,741	5,404,418	204,267	38,788,426

Capital Expenditures
Three Months Ended September 30, 2001	1,528,781	240,052	—	1,768,833
Three Months Ended September 30, 2002	2,976,958	20,561	—	2,997,519
Nine Months Ended September 30, 2001	5,873,630	287,860	—	6,161,490
Nine Months Ended September 30, 2002	6,052,233	124,339	—	6,176,572

Depreciation and Amortization of Property and Equipment
Three Months Ended September 30, 2001	699,756	144,185	—	843,941
Three Months Ended September 30, 2002	1,168,493	359,575	—	1,528,068
Nine Months Ended September 30, 2001	1,908,765	356,497	—	2,265,262
Nine Months Ended September 30, 2002	$3,472,047	$1,117,652	$—	$4,589,699

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002
Segment Reconciliation

Loss Before Income Taxes:
Total operating loss for reportable segments	$(3,454,444)	$(1,835,753)	$(6,748,802)	$(8,664,693)
Corporate general & administrative expenses	(518,414)	(502,183)	(1,650,970)	(1,643,803)
Net other income	1,567,378	65,345	2,161,836	222,759
Loss before income taxes	(2,405,480)	(2,272,591)	(6,237,936)	(10,085,737)
Capital Expenditures:
Total capital expenditures for reportable segments	1,768,833	2,997,519	6,161,490	6,176,572
Corporate capital expenditures	105,285	88,621	236,571	145,250
Total capital expenditures	1,874,118	3,086,140	6,398,061	6,321,822

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	843,941	1,528,068	2,265,262	4,589,699
Corporate depreciation and amortization	33,783	22,837	93,844	68,261
Total depreciation and amortization	$877,724	$1,550,905	$2,359,106	$4,657,960

Balance as of
9/30/02
Assets:
Total assets for reportable segments	$38,788,426
Cash & cash equivalents not allocated to segments	12,900,716
Other unallocated assets	882,709
Total assets	$52,571,851

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(7) New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.  The implementation of SFAS 141 did not have any impact on the Company’s financial condition or results of operations.

                Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The implementation of SFAS 142 did not have any impact on the Company’s financial condition or results of operations.

                Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations”, (“SFAS 143”), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs.  SFAS 143 applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset and is effective for fiscal years beginning after June 15, 2001.  The Company does not expect the implementation of SFAS 143 to have a material impact on the Company’s financial condition or results of operations.

                Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001.  The implementation of SFAS 144 did not have any impact on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the implementation of SFAS No. 145 to have a material impact on the Company’s financial condition or results of operations.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ibis Technology Corporation (“Ibis”) was formed in October 1987 and when we began operations in 1988, most of our revenue was derived from research and development contracts and sales of SIMOX-SOI wafers for military applications. During 1995 to 2001, sources from sales of SIMOX-SOI wafers for commercial applications surpassed those from military applications and in 1996 we began selling our proprietary oxygen ion implanter, the Ibis 1000. Our revenues have been primarily derived from commercial sales of wafers for evaluation purposes and from commercial equipment sales. In 1999, we commenced a program to design and develop the i2000 and in January 2002, we successfully performed the first implants using the i2000. We began shipping limited quantities of 300 mm Advantox MLD wafers using this implanter, but continue to share the i2000 implanter between wafer manufacturing and engineering for factory automation software development. Ibis expects to expand its commercial applications over the next several years with our SIMOX-SOI products, which include both the licensed modified low dose (“MLD”) wafer process and the i2000, an oxygen ion implanter that is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. We continue to anticipate 2002 to be a year focused on wafer sales as opposed to implanter system sales and that in future years our business is more likely to include a growing component of equipment sales.

                Commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. From our customers’ perspective, the pathway to SOI adoption is complex and time consuming.  Typically, a customer will go through three major stages:

•                                            Sampling, where preliminary performance characteristics are explored and verified;

•                                            R&D, where specific customer specifications are tested and developed; and

•                                            Production, where yield and cost benefits are optimized.

Each of these stages has many steps, and customers must evaluate each new wafer technology that essentially lays a new foundation for substantially all other processes they have spent billions of dollars and decades of time developing.  Accordingly, it takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to initial production, which is not unlike the standard process for qualifying any new wafer material.  These steps apply each time there is a change in the customer’s fabrication process, such as a feature-size change or new material.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 2002, we accomplished the following:

•                                          Started shipping initial production volumes of 200 mm and 300 mm Advantox® MLD wafers. Demand for our 300 mm SIMOX-SOI wafers, for R&D applications and initial production, continues to exceed our capacity;

•                                          Introduced our new oxygen ion implanter, the i2000, specifically designed for volume manufacturing of high quality, low-cost, 200 and 300 mm SIMOX-SOI wafers for advanced semiconductor devices;

•                                          Announced the receipt of our first order from a major semiconductor manufacturer for an i2000 implanter. The order is valued at approximately $8 million; and

•                                          Recognized revenue in excess of $5 million from the sale of an Ibis 1000 oxygen implanter and parts to our first customer in China.

Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of implanter equipment sales and dependence on a limited number of customers.  We expect these fluctuations to continue in the foreseeable future.  We recognize implanter revenue in accordance with SAB 101, which includes among other criteria, the shipment and factory installation of the implanter at the customer’s location.  As a result, deferral of revenue may extend longer due to meeting these criteria.

At December 31, 2001, we had Ibis 1000 implanter capacity available to produce up to approximately 150,000 200 mm SIMOX wafers; this varies depending on product mix.  Ibis has no plans to build additional Ibis 1000 implanters. Based upon existing orders and anticipated demand for 300 mm SIMOX-SOI wafers and i2000 implanters, we are building three additional i2000’s, one of which we have received an order for, and purchasing additional 300 mm wafer processing tools (annealing, cleaning and metrology).  It should be noted that a majority of the 300 mm equipment could also accommodate 200 mm wafers.

Management of Ibis believes that our financial results will continue to reflect losses in the near term, until such time as demand for our products approaches our capacity.  Although our implanters are currently underutilized, Management does not believe that these assets are impaired. We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters, as both the business environment for wafer sales and other possible opportunities for the use of this equipment develop.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Third Quarter Ended September 30, 2002 Compared to Third Quarter Ended September 30, 2001

                Product Sales.  Wafer product sales increased $1,086,120 or 117%, to $2,011,670 for the third quarter ended September 30, 2002 from $925,550 for the third quarter ended September 30, 2001.  This is due mainly to increases in production orders from two customers, a major US chipmaker and an optical components manufacturer.  Also contributing to this increase is the shipment of 300 mm wafers which have a higher average selling price than the smaller wafer sizes.  These were offset by decreased wafer sales in the Pacific Rim due to reduced wafer requirements from one of our customers that began producing SIMOX wafers on the Ibis 1000 implanter which we previously sold and installed for them in the first half of last year.

Contract and Other Revenue.  Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services.  Contract and other revenue decreased for the third quarter ended September 30, 2002 to $60,701 from $131,874 for the third quarter ended September 30, 2001, a decrease of $71,173 or 54%.  This is attributable to a decrease in government contract work, which was offset by increased license revenue.

                Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue.  Equipment revenue increased to $5,657,605 for the third quarter ended September 30, 2002 from $386,403 for the third quarter ended September 30, 2001, an increase of $5,271,202 or 1,364%.  Equipment revenue this quarter primarily consisted of revenue recognized from the sale of an Ibis 1000 implanter and parts to a customer in China, while last year consisted solely of parts and service revenue.  Field service revenue accounted for $78,520 of equipment revenue for the third quarter ended September 30, 2002 as compared to $309,650 of equipment revenue for the same period last year.  Sales of spare parts accounted for $579,085 of equipment revenue for the third quarter ended September 30, 2002 as compared to $76,753 of equipment revenue for the third quarter ended September 30, 2001.   Due to the small number of implanters sold to date, we continue to experience quarterly fluctuations in equipment revenue.

                Total Net Sales and Revenue.  Total net revenue for the third quarter ended September 30, 2002 was $7,729,976, an increase of $6,286,149, or 435%, from total revenue of $1,443,827 for the third quarter ended September 30, 2001.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the third quarter ended September 30, 2002 was $3,995,509, compared to $2,224,616 for the third quarter ended September 30, 2001, an increase of $1,770,893, or 80%.  This increase is attributable to increased fixed costs associated with production, mainly depreciation and amortization on 300 mm equipment. Royalty expenses and outside testing services incurred on the MLD process and repair and maintenance also increased.  In addition, the optimum production yield on our 300 mm wafer products has not yet been realized which resulted in higher costs this quarter.  Cost of contract and other revenue consists of labor and materials expended during the quarter.  Cost of contract and other revenue for the third quarter ended September 30, 2002 was $9,819, as compared to $90,269 for the third quarter ended September 30, 2001, a decrease of $80,450, or 89%.  This decrease is attributable to a decrease of work performed on contracts.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service.  Cost of equipment revenue for the third quarter ended September 30, 2002 was $3,573,559 which includes costs recognized in connection with the implanter and parts sold to our customer in China. This is compared to $892,372 for the third quarter ended September 30, 2001. Total cost of sales and revenue for the third quarter ended September 30, 2002 was $7,578,887 as compared to $3,207,257 for the third quarter ended September 30, 2001, an increase of $4,371,630 or 136%.  The gross margin

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

for all sales was 2% for the third quarter ended September 30, 2002 as compared to a negative gross margin of 122% for the third quarter ended September 30, 2001.  The improvement in the gross margin for all sales is attributable to the gross margin achieved on the sale of the Ibis 1000 implanter and parts to our customer in China, which was offset by negative gross margins on our wafer product sales. Our wafer production line for smaller wafer sizes is currently underutilized and the optimum production yield on 300 mm wafer products has not yet been realized. We believe that as these conditions improve the wafer product gross margins will increase.

General and Administrative Expenses.  General and administrative expenses for the third quarter ended September 30, 2002 were $502,183 (or 6% of total revenue) as compared to $518,414 (or 36% of total revenue) for the third quarter ended September 30, 2001, a decrease of $16,231, or 3%.

Marketing and Selling Expenses.  Marketing and selling expenses for the third quarter ended September 30, 2002 were $382,303 (or 5% of total revenue) as compared to $379,842 (or 26% of total revenue) for the third quarter ended September 30, 2001, an increase of $2,461, or 1%.

Research and Development Expenses.  Internally funded research and development expenses increased by $293,367 or 22%, to $1,604,539 (or 21% of total revenue) for the third quarter ended September 30, 2002, as compared to $1,311,172 (or 91% of total revenue) for the third quarter ended September 30, 2001.  This increase is mainly due to increased depreciation on fixed assets, specifically the Ibis 1000 R&D tool and i2000 test stands and increased in consulting services.

Other Income (Expense).  Total other income for the third quarter ended September 30, 2002 was $65,345 as compared to $1,567,378 for the third quarter ended September 30, 2001, a decrease of $1,502,033, or 96%.  The decrease in total other income is attributable to non-recurring income recognized in the quarter ended September 30, 2001 amounting to approximately $1.4 million which was the result of an expired wafer production capacity option.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

                Product Sales.  Wafer product sales increased $832,492 or 20%, to $4,992,987 for the nine months ended September 30, 2002 from $4,160,495 for the nine months ended September 30, 2001.  This increase in product sales is attributable to a 115% increase in wafer sales by Ibis in the United States primarily from Advantox MLD wafers and 300 mm wafers which have a higher average selling price than the smaller wafer sizes.  This was offset by a 40% decrease in wafer sales in Europe where one of our largest wafer production customers in the optical components arena substantially reduced their requirements beginning in the second quarter of 2001.  Wafer sales in the Pacific Rim also decreased by 64% due to reduced wafer requirements from one of our customers that began producing SIMOX wafers on the Ibis 1000 implanter which we previously sold and installed for them in the first half of last year.

Contract and Other Revenue.  Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services.  Contract and other revenue decreased for the nine months ended September 30, 2002 to $232,761 from $477,767 for the nine months ended September 30, 2001, a decrease of $245,006 or 51%.  This decrease is attributable to a decrease in royalties earned and government contract work.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                Equipment Revenue.  Equipment revenue increased to $5,987,565 for the nine months ended September 30, 2002 from $1,262,488 for the nine months ended September 30, 2001, an increase of $4,725,077 or 374%.  Equipment revenue in 2002 primarily consisted of revenue recognized from the sale of an Ibis 1000 implanter and parts to a customer in China, while last year consisted solely of parts and service revenue.  Field service revenue accounted for $219,370 of equipment revenue for the nine months ended September 30, 2002 as compared to $727,035 of equipment revenue for the same period last year.  Last year included revenue from installing an Ibis 1000 implanter for a customer in Japan. Sales of spare parts accounted for $768,195 of equipment revenue for the nine months ended September 30, 2002 as compared to $535,453 of equipment revenue for the nine months ended September 30, 2001.

                Total Net Sales and Revenue.  Total net revenue for the nine months ended September 30, 2002 was $11,213,313, an increase of $5,312,563, or 90%, from total revenue of $5,900,750 for the nine months ended September 30, 2001.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the nine months ended September 30, 2002 was $10,278,147, compared to $5,874,923 for the nine months ended September 30, 2001, an increase of $4,403,224 or 75%.  This increase is primarily attributable to an increase in fixed costs associated with production, mainly depreciation and amortization on 300 mm equipment. Royalty expenses incurred on the MLD process, outside testing and repair and maintenance also increased.  In addition, the optimum production yield on our 300 mm wafer products has not yet been realized which resulted in higher costs this quarter.  We also increased our reserve for wafer inventory obsolescence by approximately $300,000 due to the aging of certain products.  Cost of contract and other revenue for the nine months ended September 30, 2002 was $97,076, as compared to $351,642 for the nine months ended September 30, 2001, a decrease of $254,566, or 72%.  This decrease is primarily attributable to a decrease in work performed on contracts.  Cost of equipment revenue for the nine months ended September 30, 2002 was $3,732,403 which includes costs recognized in connection with the implanter and parts sold to our customer in China. This is compared to $1,305,807 for the nine months ended September 30, 2001, an increase of $2,426,596 or 186%.  Total cost of sales and revenue for the nine months ended September 30, 2002 was $14,107,626 as compared to $7,532,372 for the nine months ended September 30, 2001, an increase of $6,575,254 or 87%.  The gross margin for all sales was a negative 26% for the nine months ended September 30, 2002 as compared to a negative gross margin of 28% for the nine months ended September 30, 2001.  This slight improvement in gross margin for all sales is attributable to the gross margin achieved on the sale of the Ibis 1000 implanter and parts to our customer in China, which was offset by negative gross margins on our wafer product sales.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2002 were $1,643,802 (or 15% of total revenue) as compared to $1,650,970 (or 28% of total revenue) for the nine months ended September 30, 2001, a decrease of $7,168, or 1%.

Marketing and Selling Expenses.  Marketing and selling expenses for the nine months ended September 30, 2002 were $1,155,703 (or 10% of total revenue) as compared to $1,400,752 (or 24% of total revenue) for the nine months ended September 30, 2001, a decrease of $245,049, or 18%.  The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, advertising, public relations and professional services.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and Development Expenses.  Internally funded research and development expenses increased by $898,250 or 24%, to $4,614,678 (or 41% of total revenue) for the nine months ended September 30, 2002, as compared to $3,716,428 (or 63% of total revenue) for the nine months ended September 30, 2001.  This increase is mainly due to depreciation on fixed assets, specifically the Ibis 1000 R&D tool and i2000 test stands which Ibis began depreciating in the second half of 2001, increased consulting services and increases in payroll and payroll related expenses.

Other Income (Expense).  Total other income for the nine months ended September 30, 2002 was $222,759 as compared to $2,161,836 for the nine months ended September 30, 2001, a decrease of $1,939,077, or 90%.  The decrease in total other income is attributable to non-recurring income recognized in 2001 amounting to approximately $1.4 million which is the result of an expired wafer production capacity option. Also contributing to the decrease in other income was the decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

Liquidity and Capital Resources

As of September 30, 2002, Ibis had cash and cash equivalents of $12,900,716, reflecting in large part our receipt of approximately $12.1 million in net proceeds from the March and April 2002 public sale of 900,000 and 100,000, respectively, shares of Common Stock. During the nine months ended September 30, 2002, Ibis used $4,945,585 in cash for operating activities compared to $6,748,323 for the same period in 2001. Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 was $4,657,960 and $2,359,106, respectively.  This accounted for 42% and 40% of total revenue, respectively. Due to the capital intensive nature of Ibis’ business and the upgrade of our facilities and expansion of 300mm SIMOX-SOI wafer production capacity, management expects that depreciation and amortization will continue to be a significant portion of its expenses.  To date, Ibis’ working capital requirements have been funded primarily through debt and equity financings.  The principal use of cash during the nine months ended September 30, 2002 was to fund additions to property and equipment which totaled $6,321,822.  At September 30, 2002, Ibis had commitments to purchase approximately $5,145,796 in material to be used for manufacturing additional i2000 implanters and wafer manufacturing and $1,271,279 in capital equipment purchases.

In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial’s Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production, primarily for 300mm wafers.  During the second half of 2001, Ibis drew down this line in sale-leaseback transactions bearing interest at approximately 8% with a term of three years, and total monthly rent payments of $131,212. Ibis has a fair market value purchase option at the end of the lease term.  The lease line is secured by the underlying assets and all other property and equipment of Ibis.

Our existing cash resources are believed to be sufficient to support Ibis’ operations on our anticipated scale for at least the next 12 months.  Our anticipated scale of operations assumes modest increases in wafer sales and equipment revenue.  Our plans also include the purchase of 300 mm wafer processing equipment, facility improvements and the build of three i2000 oxygen implanters, most of which should be complete by the end of 2002.  We may be required to raise additional capital in the future in order to finance further expansion of our equipment manufacturing capacity and our research and development programs.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

This Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the impact that the MLD process and i2000 oxygen implanter is expected to have on future financial results, belief that in future years our business is more likely to include a growing component of equipment sales, our plan to build at least three additional i2000’s in 2002, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, the expectation that gross margins on wafer product sales will increase as volumes and production yields improve, the continuation of fluctuations in revenue and results of operations, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital, the sufficiency of our capital resources, and the anticipated scale of Ibis’ operations.  Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties are referenced in the Company’s SEC filings from time to time, including, but not limited to those described above and in our Form 10-K for the year ended December 31, 2001. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

Effects Of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on Ibis’ sales or operating results.

IBIS TECHNOLOGY CORPORATION

PART I — ITEM 3

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

Ibis Technology Corporation

Date: November 1, 2002	By:	/s/ Debra L. Nelson
Debra L. Nelson
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 1, 2002	By:	/s/ Martin J. Reid
Martin J. Reid
President and Chief Executive Officer

CERTIFICATIONS

I, Martin J. Reid, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ibis Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	/s/ Martin J. Reid
Martin J. Reid
President and Chief Executive Officer

CERTIFICATIONS

I, Debra L. Nelson, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ibis Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	/s/ Debra L. Nelson
Debra L. Nelson
Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned President & Chief Executive Officer and Chief Financial Officer of the Company, certifies, that to their knowledge:

1)  the Company’s Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2)  the information contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin J. Reid	/s/ Debra L. Nelson
Martin J. Reid	Debra L. Nelson
President & Chief Executive Officer	Chief Financial Officer

Date: November 1, 2002	Date: November 1, 2002