Form 10-K
period 2002-12-31
IBIS TECHNOLOGY CORP
filed 2003-03-17
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number:  0-23150

IBIS TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2987600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Cherry Hill Drive, Danvers, MA	01923
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 777-4247

Securities registered pursuant to Section 12(b) of the Exchange Act:
None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.008 Par Value Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 3, 2003 was $40,386,734 based on the last sale price as reported by the Nasdaq National Market System.

As of March 3, 2003, the registrant had 9,474,940 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003.

PART I

Item 1.   BUSINESS

Introduction

Ibis Technology Corporation (“Ibis”) develops, manufactures and markets SIMOX-SOI implantation equipment and wafers for the worldwide semiconductor industry. SIMOX, which stands for Separation by IMplantation of Oxygen, is a form of silicon-on-insulator, or SOI, technology that creates an insulating barrier below the top surface of a silicon wafer. Our proprietary oxygen implanters produce SIMOX-SOI wafers by implanting oxygen atoms just below the surface of a silicon wafer to create a very thin layer of silicon dioxide between the thin operating region of the transistor at the surface and the underlying silicon wafer itself.  The buried layer of silicon dioxide acts as an insulator for the devices fabricated on the surface of the silicon wafer and reduces the electrical current leakage which otherwise slows integrated circuit performance and increases the loss of power during circuit operation.  Through this process our customers can produce integrated circuits, which we believe, offer significant advantages over circuits constructed on conventional silicon wafers.  These advantages include:

•                  substantially improved speed for microprocessors and other logic integrated circuits,

•                  reduced power consumption,

•                  reduced soft error rate, and

•                  higher temperature operation.

We believe these characteristics make SIMOX-SOI wafers, and the finished integrated circuits, well-suited for many commercial applications, including:

•                  servers and workstations,

•                  portable and desktop computers,

•                  wireless communications and battery powered devices such as laptop computers, personal digital assistants and mobile phones,

•                  integrated optical components, and

•                  harsh-environment electronics.

When we began operations in 1988, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years. In 2002, Ibis introduced the next-generation production-worthy SIMOX-SOI, which includes both the licensed modified low dose (“MLD”) wafer process and the i2000™, an oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. We are marketing this implanter as the i2000. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter.  In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer.  This implanter was shipped to this customer in the last quarter of 2002, and is undergoing customer site acceptance.

Ibis has sold SIMOX-SOI wafers to most of the world’s leading commercial semiconductor manufacturers and foundries, including Advanced Micro Devices, Fujitsu, Hewlett Packard, Honeywell, IBM, Intel, Mitsubishi Electric, Motorola, National Semiconductor, NEC, Philips, Samsung, Sharp, Texas Instruments, Toshiba, TSMC and UMC. In addition to semiconductor manufacturers, we also sell SIMOX-SOI wafers to several optical components manufacturers, including Bookham Technology, Lightcross, Lucent,

NTT and OKI Electric. We have also sold Ibis 1000 oxygen implanters to IBM, Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and Shanghai Simgui (“Simgui”).

Ibis believes that strategic alliances will play an important role in developing a worldwide commercial market for our SIMOX-SOI wafers. We currently have material alliances or agreements with IBM, MEMC Electronic Materials, Inc. (“MEMC”), SUMCO and one other major silicon wafer manufacturer.

We were incorporated in Massachusetts in October 1987 and commenced operations in January 1988. Our executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923 and our telephone number is (978) 777-4247.

Our Strategy

Ibis’ primary goal is to be the dominant supplier of oxygen implantation equipment to the world’s silicon wafer manufacturers so they can, in turn, efficiently and cost-effectively supply SOI wafers to the global semiconductor industry. In the future we will continue to supply small quantities of wafers for test and evaluation purposes, but our primary emphasis will be on implanter sales and support.  We also plan on continuing process development for SIMOX-SOI wafers.  Key elements of our strategy for achieving this objective include:

•                  Capitalizing on a Fundamental Trend in Semiconductor Manufacturing. Gordon Moore, a founder of Intel, first articulated Moore’s Law, the semiconductor industry’s touchstone, in 1965.  It predicted that the number of transistors that can fit on a silicon chip would double every two years or so. This benchmark, which has proven to be incredibly accurate for nearly four decades, according to experts, is expected to hold true for at least another decade, albeit at a slower pace. We expect that the global semiconductor industry will continue to seek new solutions to enhance performance and efficiency. Semiconductor manufacturers face an increasing demand for faster integrated circuit speed, reduced power consumption, immunity to soft errors and smaller chip size. We believe that the industry is undergoing a shift from lithography to advanced materials (e.g., SOI, strained silicon) and structures (e.g., double gate transistors) to increase performance and control energy consumption. In addition, as indicated in the International Technology Roadmap for Semiconductors, a respected industry guide, sponsored by the Semiconductor Industry Associations, the industry is migrating towards much thinner, more uniform silicon layers. By definition, an SOI wafer is composed of a layer of silicon on top of a layer of oxide.  Ultra-thin SOI wafers have been demonstrated to provide superior results especially in terms of increased power efficiency and heat reduction in the manufacture of fully depleted substrate transistors for next generation semiconductor devices. We believe SIMOX-SOI technology is a leading alternative to address the need for increased power efficiency and heat reduction.  The trend towards thinner layers is an advantage for Ibis because with our SIMOX process, thinner layers require less time to implant which nets higher output, lower costs and improved quality.  We plan to focus on our major key customers in the semiconductor industry who we expect to lead the way in the adoption of SIMOX-SOI technology. We plan to continue to focus a majority of our technical and marketing resources on these key customers and to continue our joint development activities with all of our customers and strategic partners.

•                  Pursuing Strategic Marketing, Manufacturing, Distribution and Development Alliances. We intend to continue to pursue relationships through which third parties will distribute some of our products and/or assist us in research and development activities. As evidence of this strategy, we have entered into strategic alliances and/or joint development agreements with MEMC, SUMCO and an additional silicon wafer manufacturer, three of the largest silicon wafer manufacturers in the world. We also recently entered into an agreement with IBM to develop an enhanced, modified low-dose (MLD) process for the manufacture of SIMOX-SOI. In addition, we are pursuing the possibility of forming strategic partnerships with semiconductor capital equipment manufacturers, additional silicon wafer manufacturers and suppliers of components for our machines. We also intend to pursue partnerships or joint development arrangements that could give us the right to complementary technology and/or products.

•                  Enhancing and Extending Current Product Offerings. We intend to use our resources and our strategic partners’ technical expertise to improve existing products, expand our core product functionality, add products to our existing product line and further advance our process technology. In 2001, we introduced Advantox® MLD wafers, which are produced using a process licensed from IBM, and we recently entered into an agreement with IBM to develop an enhanced, MLD process aimed at producing lower-cost, higher quality SIMOX-SOI wafers with thinner top silicon layers. In addition, in 2002 we introduced our next generation oxygen implanter, the i2000, which includes 200 and 300 mm wafer size capability and enhancements to increase throughput and reduce production costs. We plan to continue to improve existing, and develop additional, SIMOX products.

•                  Increasing Our SIMOX-SOI Wafer and Implantation Equipment Manufacturing Capacity. During 2002, we put in place a second line for 300 mm SIMOX wafer manufacturing which consists of balance-of-process (anneal, clean and metrology) equipment. We also began constructing three additional i2000 implanters, one of which was shipped to a customer, and the others are expected to be sold or used for internal wafer production.

Marketing, Sales and Customers

Over the last several years, Ibis has focused on integrating SIMOX-SOI wafers into commercial applications that have substantially higher volume potential than military applications, which was our initial target market. In 2002, substantially all of our sales of SIMOX-SOI wafers were for commercial applications and a small number of our customers used our SIMOX-SOI wafers in commercial products. Many more of our customers are sampling SIMOX-SOI wafers or are developing prototype products.

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

In February 2001, Ibis entered into an alliance with MEMC, pursuant to which MEMC became a global sales representative for Ibis’ SIMOX-SOI wafers. MEMC has a worldwide presence of approximately 100 sales and applications personnel located in sales offices around the world. In addition, MEMC operates manufacturing facilities directly, or through joint ventures, in Italy, Japan, Malaysia, South Korea, Taiwan and the United States. We believe that MEMC’s proven technology leadership and 300 mm capability will build upon the foundation established by us to promote the acceptance of our SIMOX products and the future adoption of 300 mm SIMOX.

Our internal sales personnel generally focus on our largest customers, optical components and MicroElectroMechanical Systems (“MEMS”) manufacturers, wafer manufacturers, as well as supporting our strategic partners. Our objective in these broad-based sales efforts is to promote the adoption of SIMOX-SOI technology on an industry-wide basis.

Overseas, we rely on our strategic partners, MEMC and SUMCO, to market and sell our wafer products. We also have a SIMOX implanter sales representation agreement with IRAM Systems Co., Ltd, a Korean corporation, to solicit orders for our Ibis 1000 implanters from customers located in China.

The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 2000, 2001 and 2002, as well as the percent of our revenue represented by these customers’ purchases:

	2000		2001		2002
Customer	Dollars	Percent	Dollars	Percent	Dollars	Percent
IBM	$5,725	40%	$806	11%	$4,632	33%
SUMCO	1,045	7%	1,288	17%	172	1%
Bookham	5,604	39%	2,097	28%	947	7%
Simgui	—	—	—	—	5,555	40%

The sales to IBM in 2000 resulted primarily from the sale of an Ibis 1000 oxygen implanter at a sale price of approximately $4,000,000. The sale to Simgui in 2002 also represents the sale of an Ibis 1000 oxygen implanter and parts.

The growth of MEMS and optical device marketplaces has created new market opportunities for manufacturers of SIMOX-SOI wafers. Companies such as Bookham, Lightcross, Opticnet and NTT are developing devices in silicon such as optical switches, multiplexers and attenuators.  We believe the tight silicon uniformity that SIMOX provides makes it well suited for these types of applications.

Customers of Ibis that purchase wafers for military applications are reliant in part on government funding, primarily from the Department of Defense. During the fiscal years 2000, 2001 and 2002, approximately 5%, 8%, and 1%, respectively, of our product sales were generated by product sales to such customers.

Sales to overseas customers in 2000, 2001 and 2002 were 47%, 52% and 56% of total revenue, respectively. In 2000, 2001 and 2002 sales to the United Kingdom were 39%, 28% and 7%, respectively, of total revenue, most of which was attributable to Bookham Technology.  In 2002, sales to China were 40% of total revenue, which was attributable to Simgui.

Strategic Alliances

Ibis has entered into a number of strategic alliances which we believe enable us to better address our target market, to advance our technology more effectively, and to match our technical developments and production expansion to the needs of our key customers.

We have a long-standing relationship with SUMCO which began as a sales distribution arrangement, progressed to a joint research and development effort and ultimately SUMCO purchased an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility for SIMOX-SOI wafers. This implanter had been operating at our Danvers facility, but was installed in SUMCO’s wafer manufacturing facility in Chiba, Japan in July 2001. In 1999, we completed an agreement to license our standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO.  Under this agreement we received an initial royalty fee and are entitled to future royalties based on a percentage of SUMCO’s SIMOX-SOI wafer sales.

In January 2003, we announced the signing of a Joint Development Agreement with IBM. The objective of the agreement is to develop an enhanced, modified low-dose (MLD) process for the manufacture of SIMOX-SOI wafers, which are used as the starting material in the manufacture of advanced integrated circuits (ICs). Aimed at producing lower-cost, higher quality SIMOX-SOI wafers with thinner top silicon layers, the joint development work is being conducted at both Ibis and IBM. We believe that both companies bring extensive expertise and experience regarding SIMOX-SOI technology to the joint effort. IBM, a pioneer in the development and adoption of SOI technology, developed the original MLD process for high quality, low cost SIMOX-SOI wafers. IBM then licensed Ibis to manufacture SIMOX-SOI wafers using the production-proven MLD process for sale to IBM and all other Ibis customers. A complementary product to our existing Advantox product line, Advantox MLD wafers are being broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process.

Since 2001 MEMC has been a global sales representative for our entire SIMOX-SOI wafer product line, including Advantox MLD, and the primary supplier to us of silicon substrate material. In February 2002, Ibis and MEMC expanded this alliance by entering into a Technical Cooperation Agreement aimed at developing advanced SIMOX-SOI wafers for semiconductor manufacturers worldwide. The priorities of the alliance include boosting device performance and fab yield through defect density improvement in the device layer using optimized wafers such as MEMC’s OPTIA™ product, and accelerating the industry’s adoption of Ibis’ SIMOX-SOI products.  The alliance also grants MEMC the right to license our SIMOX-SOI wafer technology and to purchase oxygen implanters manufactured by us. Such rights are designed to provide MEMC with the option to produce and sell SIMOX-SOI wafers at some point in the future.

Research and Development

Ibis has active research and development programs in both equipment and wafer process technology. For the past two years a primary focus has been developing capacity to produce 300 mm SIMOX wafers. This required the development of a next-generation oxygen implanter, the i2000, and the procurement and qualification of annealing, cleaning, and metrology tools for balance of process at 300 mm.

The proprietary i2000 was designed to support the volume production of high quality SIMOX-SOI 200 and 300 mm wafers for the global semiconductor industry. We began shipping 300 mm SIMOX wafers in early 2002. The i2000 duplicates the process environment of the Ibis 1000 to minimize process risks; however, it incorporates a number of features to improve throughput and reduce costs. These include increased beam current, faster wafer handling, off-hub wafer cooling, and modular construction, which we believe will enable improved serviceability and diagnostics, while simplifying the assembly and shipping of the machine. The simpler beam line design of the i2000 also offers extensive capabilities, facilitating the manufacture of the Advantox product portfolio. Taken together, these features increase productivity of the i2000 over the Ibis 1000 by a factor greater than two.  Finally, the i2000 is far more fab friendly than the Ibis 1000. It is designed to be bulkhead mounted in the clean room, offers front-opening unified pod (FOUP) capability and meets all SEMI safety and ergonomic guidelines. We also believe that the i2000’s improved automation and operator-friendly controls will improve product yield and afford ease-of-use.

Wafer technology R&D has concentrated on enhancing the range of potential commercial applications for Ibis’ SIMOX-SOI wafers by:

•                                          Refining techniques to produce SIMOX-SOI wafers of higher quality;

•                                          Developing new processes to produce SIMOX-SOI wafers with thinner top silicon and buried oxide layers at lower cost, to a large extent expanding and improving the MLD process;

•                                          Jointly developing a technology for manufacturing high resistivity SIMOX-SOI wafers for mixed signal and radio frequency (“RF”)applications with a major silicon wafer manufacturer. With this alliance, we hope to develop advancements in SIMOX wafer manufacturing, including reduced wafer cost, scalability to 300 mm and stability of the material’s high resistivity characteristic through thermal cycling common in integrated circuit manufacturing. Samples of the developed high resistivity SIMOX wafers have been successfully produced and introduced to a major RF semiconductor manufacturer;

•                                          Integrating strained silicon (another emerging wafer-materials technology) with SOI (SSOI wafers), which is widely seen as an innovation enabling a further significant boost of complementary metal oxide semiconductor (“CMOS”) device speed. Improved electron mobility in strained silicon leads to an increased drive current in MOS devices and is complemented by benefits provided by SOI, such as reduction of parasitic capacitances in CMOS devices. In 2002, IBM announced that SSOI wafers are expected to be integrated into advanced IC technologies starting with 65 nm node and will be adopted for high volume manufacturing in 2005-2006. Ibis maintains an active R&D program targeting development of SSOI SIMOX wafers with goals and milestones aligned with the roadmaps of our key customers; and

•                                          Responding to specific customer requirements and emerging industry trends, such as the development of our Advantox MLD-UT (ultra thin) product line to address requirements for Fully depleted devices. Fully depleted is a MOS transistor structure in which the depletion region under normal operation extends as far as a buried insulator layer. We believe that ultra-thin SOI wafers provide superior results, especially in terms of increased power efficiency and heat reduction in the manufacture of fully depleted substrate transistors for next generation semiconductor devices.

During the fiscal years ended December 31, 2000, 2001 and 2002, Ibis’ internally funded research and development expenses were approximately $4,586,000, $5,119,000 and $6,258,000, or 32%, 69% and 45% of our revenues, respectively.

Government sponsored research and development activities also comprise a part of our research and development effort. SIMOX-SOI technology is important to various government agencies in large part due to its utility in constructing high performance, radiation-tolerant and high temperature defense and space-based systems. During the fiscal years ended 2000, 2001 and 2002, revenues from government sponsored research and development contracts were approximately $372,000, $212,000 and, $130,000, or 3%, 3% and 1% of our revenues, respectively.  Research and development expenses attributable to research contracts are expensed as incurred and included in the cost of contract revenue.

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

Contracts with government agencies require compliance with applicable government regulations and are generally subject to competitive bidding, extensive regulation and cancellation at the government’s sole discretion. Pursuant to the terms of such government contracts, we will be required to grant to the U.S. government a royalty-free nonexclusive worldwide license to any inventions claimed by us which were funded by the U.S. government. Additionally, these agreements are subject to negotiated overhead rates, and work performed under government contracts is subject to audit and retroactive adjustments of amounts paid to us.

Competition

We believe we face three general sources of competition: (1) direct SIMOX-SOI competition, (2) competing SOI technologies, and (3) competing non-SOI technologies. Among direct SIMOX-SOI competitors, we believe we are presently the only U.S. manufacturer of SIMOX-SOI wafers. SUMCO is manufacturing SIMOX wafers in Japan on Ibis 1000 implanters. Wacker Siltronic’s joint venture with Nippon Steel Corporation, Wacker Nippon Steel Corporation (“WNC”), has decided to enter production of 200 mm

SIMOX technology to meet rising demand from its global customer base. WNC is also continuing development of 300 mm SIMOX manufacturing technology from Nippon Steel Corporation. Komatsu is also marketing SIMOX-SOI material. We believe that, at this stage of the market’s development, the availability of alternate sources of SIMOX-SOI wafers will help address customer concerns about the lack of available alternate sources of supply. In addition, we believe these companies could be potential equipment customers of ours.

The first generation oxygen implanter, the NV-200, was produced by Eaton Corporation (now known as Axcelis), which built a total of six implanters. Of these six implanters, we owned two, which were removed from production in 1997. We believe that the remaining machines are being used for research, if at all, as opposed to commercial production of SIMOX wafers. In 1995, Hitachi began marketing an oxygen implanter and has also developed an oxygen implanter capable of producing 300 mm wafers. During 2002, a major semiconductor manufacturer chose our tool after exhaustive evaluation. We believe that this purchase was based on the i2000’s ability to produce high quality, 300 mm, thin SOI wafers, reliably and cost-effectively. To our knowledge, Hitachi has shipped one 300 mm oxygen implanter to a Japanese wafer manufacturer. We are not aware of plans by any of the major ion implant manufacturers to design and develop oxygen ion implanters, but they may develop plans in the future.  It is our belief that it would take at least two years to develop such an implanter.

The second source of competition for us is the development of alternative SOI materials. The approach that competes with SIMOX is thin-film bonded SOI wafers. SOITEC, a French-based company that spun off from LETI, a French government research lab, uses a bonded method. SOITEC has, to date, been our major wafer product competitor and has sold larger volumes of SOI wafers than us. The thin-film bonded approach uses two silicon wafers, one or both having a thermally-grown oxide layer, which are first bonded together to form the silicon/silicon dioxide/silicon structure. A majority of one of the wafers is removed or separated from the double-wafer structure, and the remaining portion serves as the device layer of the SOI wafer. The most popular method is to transfer the thin layer using wafer splitting techniques, allowing the rest of the wafer to be reclaimed and reused. Regions of stress are first created using implantation and/or epitaxial growth. The wafer is split along the stress interface by the application of heat (SOITEC’s Smartcut® process), a gas jet (Silicon Genesis’ process), or a water jet (Canon’s ELTRAN® process).  Evidence to date suggests that both SIMOX and bonded wafers perform equally well. Ibis believes, however, that the SIMOX process results in a lower manufacturing cost. Ibis believes that, at this stage in the market’s development, multiple SOI suppliers will help accelerate the adoption of SOI technology.

The third source of competition is derived from alternative non-SOI technologies designed to obtain benefits similar to those of SOI, including improvements to existing technologies. Significant resources are continually expended to improve epitaxial and conventional silicon wafers.

The semiconductor industry has demonstrated its resourcefulness in improving these materials through creative circuit design and manufacturing techniques, thereby extending the useful life of conventional substrates, and we cannot be sure that it will not continue to do so. The relatively lower cost of these substrates provides an incentive to the semiconductor industry to continuously improve existing material without moving to new, more advanced substrates. In addition, complex variations of more conventional approaches, such as elaborate circuit structures built on conventional silicon substrates, and compound materials (silicon-germanium, gallium-arsenide, indium phosphide, etc.), are other alternative substrate choices. Strained silicon is a technology that can be used to increase the operating speed of computer chips, such as microprocessors. Starting with a conventional silicon wafer, a thin layer of a material such as silicon germanium (SiGe) is added, then a very thin layer of silicon is added on top. The atoms in the top silicon layer tend to align themselves with the more widely spaced atoms in the underlying layer. The result is that the spacing between Si atoms is stretched -or strained - farther apart, allowing electrons to flow with up to 70 percent less resistance, leading to chips that are up to 35 percent faster, as reported by IBM. The fact that strained silicon is an emerging wafer-materials technology raises questions about how it compares to SOI, another emerging wafer-materials technology. Although both strained silicon and SOI are wafer-materials technologies that can increase chip speed, they work in different - and complementary - ways and if combined can provide additional benefits.

Strained silicon increases transistor speed by increasing the mobility of electrons traveling through the top silicon. On the other hand, SOI increases transistor speed by reducing parasitic capacitances associated with source and drain junctions. So, strained silicon and SOI are complementary and mutually enhancing - not competing - technologies. Perhaps most importantly, SOI can significantly reduce power consumption. Strained silicon does reduce power consumption somewhat, but nowhere near the degree to which SOI can provide this vital benefit. SOI also provides additional transistor performance benefits by enabling the fully depleted MOS device architecture. We believe the real wave of the future will be combining these two complementary technologies, much like the way copper interconnects, low k dielectric materials and SOI substrates have been combined.

Backlog

Ibis’ backlog consists of written orders for SIMOX-SOI wafers expected to be delivered during 2003, equipment revenue expected to be recognized during 2003 and other contracts expected to be performed during 2003.  The backlog is as follows:

	As of February 28,
	2002		2003
	Dollars	Percent	Dollars	Percent
Wafer orders:
100 mm	$21,000	1%	$44,000	1%
150 mm	11,000	—	28,000	—
200 mm	952,000	41%	183,000	2%
300 mm	1,365,000	58%	7,913,000	97%
Total wafer orders	$2,349,000	100%	$8,168,000	100%
Equipment related orders	$5,798,000		$8,054,000
Contracts/service	$450,000		$688,000

Approximately 98% of the wafer backlog is comprised of orders from one customer of Ibis. All customer orders are subject to modification or cancellation by the customers. Backlog can fluctuate greatly based upon, among other matters, the timing of receipt of orders, especially equipment orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

Patents and Proprietary Rights

During 2002, Ibis added four patents to its intellectual property portfolio and we have more than two-dozen patents pending relating to the SIMOX fabrication process or our proprietary i2000 oxygen implanter.

Ibis has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to us during the development of the Ibis 1000. Our beam scanning system sublicense agreement also grants us certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, we have entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid us a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by us from sublicenses are to be shared on a substantially equal basis with the licensor of the beam scanning system. As of December 31, 2002, Ibis had received approximately $1,452,000 in net license fees, after deducting amounts paid to the licensor.

Ibis also obtained an exclusive license to technology that facilitates the presentation of wafers to ion beams developed by Superion Limited, a United Kingdom corporation. Through December 31, 2002, Ibis has paid $537,000 for license fees for Ibis 1000 implantation machines that have been manufactured by us.  Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.  During 2001, this agreement was modified to incorporate i2000 implantation machines. Ibis also entered into a Sublicense Agreement during 2001 which gives our customer a royalty-bearing, non-exclusive license to utilize this technology for ion implantation machines, excluding oxygen implanters.

During 1998, we entered into an equipment licensing and development agreement which gives the customer the right to a royalty-bearing, non-exclusive license to supplement our equipment manufacturing capacity.  We have received no royalties under this agreement.

During 1999, we completed an agreement to license its standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO. The agreement consisted of an initial royalty fee. Future royalties shall be payable based on a percentage of SUMCO’s SIMOX-SOI wafer sales.

In 2000, we licensed from IBM the right to manufacture and sell SIMOX-SOI wafers, using IBM’s proprietary SIMOX process, to IBM and to all our other customers. Under the royalty-bearing license agreement, we may use IBM’s process to produce SIMOX-SOI wafers which we market as Advantox MLD. A complementary product to our existing Advantox product line, Advantox MLD wafers are broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process.  Under the agreement we granted IBM rights to our patents utilized in the modified low dose, or MLD process.

During 2001, we licensed our Advantox 50 and 150 SIMOX wafer fabrication processes to Simgui. Ibis received the initial license fee from Simgui in January 2003, and the technology transfer is expected to take place in the first quarter of 2003.

Although we own or have exclusive rights to several patents and several pending applications, and we diligently monitor the research and development process to identify inventions which warrant pursuing patent protection, we rely largely upon trade secret protection to safeguard our proprietary technology. All of our employees are currently required to execute confidentiality agreements pursuant to which they agree to assign to us all patent rights and technical or other information developed by the employees during their employment with us, and agree not to disclose any trade secret or confidential information without our prior written consent. Notwithstanding these confidentiality agreements, we cannot be sure that other companies will not acquire information which we consider to be proprietary. Moreover, we cannot be sure that our patent rights will be enforceable or provide us with meaningful protection from competitors or that patent applications will be allowed. Even if a competitor’s products were to infringe patents owned or licensed by us, it would be very costly for us to enforce our rights in an enforcement action, which would also divert funds and resources which otherwise could be used in our operations. We cannot be sure that we would be successful in enforcing such rights, that our products or processes do not infringe the patent or intellectual property rights of a third party, or that if we are not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available, if at all, on commercially reasonable terms.

Pursuant to the terms of our government contracts, Ibis will be required to grant to the U.S. government a royalty-free non-exclusive worldwide license to any inventions claimed by us which were funded by the U.S. government.

Government Regulation

Ibis has entered into certain research and development contracts with agencies of the United States government which require compliance with applicable government regulations. These contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. government’s sole discretion.

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

Certain technologies associated with Ibis’ implanters are subject to export regulations administered by the U.S. Department of Commerce.  Accordingly, Ibis may be required to secure U.S. export licenses with respect to sales of implanters or transfers of technologies to end users in certain foreign countries. There can be no assurance that if necessary, Ibis will be able to secure such licenses in a timely manner, or at all.

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

We manufacture our SIMOX-SOI wafers using conventional silicon wafers and a variety of chemicals and gases, all of which are available from multiple sources. We order the chemicals and gases pursuant to blanket purchase orders which generally may be modified or cancelled by us upon 60 days’ prior notice to the vendor.  In 2001, Ibis and MEMC, a leading global producer of silicon wafers, entered into an alliance pursuant to which MEMC became our primary supplier of silicon substrate material.  In periods of increasing demand in the semiconductor industry for silicon wafers, we cannot be sure that we will be able to purchase an adequate supply of such silicon wafers for manufacture of our products at or near current prices, if at all.  Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on our business and results of operations.

Employees

As of December 31, 2002, we employed 109 persons on a full-time basis and one person on a permanent part-time basis. None of our employees are represented by a labor union and we believe our relations with our employees are good.

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

We derive a large portion of our sales of both wafers and wafer manufacturing equipment from certain significant customers. The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 2000, 2001 and 2002, as well as the percent of our revenue represented by these customers’ purchases:

	2000		2001		2002
Customer	Dollars	Percent	Dollars	Percent	Dollars	Percent
IBM	$5,725	40%	$806	11%	$4,632	33%
SUMCO	1,045	7%	1,288	17%	172	1%
Bookham	5,604	39%	2,097	28%	947	7%
Simgui	—	—	—	—	5,555	40%

The sales to IBM in 2000 resulted primarily from the sale of an Ibis 1000 oxygen implanter at a sale price of approximately $4,000,000.  The sale to Simgui in 2002 also represents the sale of an Ibis 1000 oxygen implanter and certain parts.  Ibis expects that we will continue to rely on a relatively small number of customers as sources of revenue in the foreseeable future.  The loss of one or more of these major customers and our failure to obtain other sources of revenue could have a material adverse impact on our business.  In addition, any downturn in these customers’ business or the industry in which these customers operate could result in a significant decrease in sales of our products to these customers, which would have an adverse effect on our business.

We Have Significant Losses and May Never Be Able to Sustain Profitability.

We experienced net losses of $1,501,867, $9,594,919 and $14,096,179 in 2000, 2001 and 2002, respectively.  As of December 31, 2002, we had an accumulated deficit of $40,421,825. Net losses may continue for the foreseeable future. Although we have had profitable periods from time to time, we may not be able to achieve sustained profitability.

We Expect Our Quarterly Revenue and Operating Results to Fluctuate Significantly.

We anticipate that our revenue and operating results are likely to vary significantly from quarter to quarter in the future, and it is likely that in future quarters our operating results may be below the expectations of public market analysts or investors.  If this occurs, the price of our common stock will likely decrease.  Customers in the semiconductor industry tend to order large quantities of wafers on an irregular basis. This means that customers who account for a significant portion of our net revenue in one quarter may not place any orders in the succeeding quarter or quarters. These ordering patterns may result in significant quarterly fluctuations in our revenue and operating results. In addition, because we do not sell implanters on a regular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue for that quarter.  A number of other factors, many of which are discussed in more detail in other risk factors, may also cause variations in our results of operations, including:

•              cancellations of orders and shipment delays and rescheduling;

•              our wafer manufacturing capacity and yields;

•              new product introductions, which often result in a mismatching of research and development expenses and recognition of revenue;

•              the success of our marketing alliances; and

•              economic conditions and capital spending in the semiconductor industry and in other industries in which our customers operate.

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

Competitors and Competing Technologies May Render Some or All of Our Products or Future Products Noncompetitive or Obsolete; Potential Material Write-down for Impaired or Obsolete Assets.

The semiconductor industry is highly competitive and has been characterized by rapid and significant technological advances. A number of established semiconductor and materials manufacturers, including certain of our customers, have expended significant resources in developing improved wafer substrates. Our competitors or others, many of which have substantially greater financial, technical and other resources than we do, may succeed in developing technologies and products that are equal to or more effective than any which we are developing, which could render our technology obsolete or noncompetitive. In addition to competition from other manufacturers of SIMOX-SOI wafers, we face competition from manufacturers using bulk silicon and epitaxial wafer technology, compound materials technology such as silicon-germanium, gallium-arsenide and indium phosphide and SOI technology other than SIMOX technology. Although we believe that SIMOX-SOI wafers offer integrated circuit performance advantages, semiconductor manufacturers may develop improvements to existing bulk silicon, epitaxial or strained silicon wafer technology, and competing compound materials or SOI technologies may be more successfully developed, which would eliminate or diminish the performance advantages of SIMOX-SOI wafers. Also, if semiconductor manufacturers fail to adopt SIMOX technology during the current process cycle (such cycles typically last two to three years) or transition to the 300 mm wafer size sooner than we anticipate, our 200 mm and smaller wafer production line may become obsolete and we would be required to reduce our income by an impairment loss which could be material. Although we are aware of only one other company manufacturing oxygen implant equipment, other major semiconductor implant equipment manufacturers could develop a less expensive oxygen implanter with superior technology. Our ability to compete with other manufacturers of semiconductor implanters, SIMOX wafers and manufacturers of competing SOI wafers, as well as with bulk silicon, epitaxial, strained silicon and compound materials wafer manufacturers, will depend on numerous factors within and outside our control, including:

•      the success and timing of our product introductions and those of our competitors;

•      product distribution;

•      customer support;

•      sufficiency of funding available to us; and

•      the price, quality and performance of competing products and technologies.

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

•      we are unable to improve our existing products on a timely basis;

•      our new products are not introduced on a timely basis;

•      we incur budget overruns or delays in our research and development efforts; or

•      our new products experience reliability or quality problems.

Our SIMOX-SOI Wafer Products are Difficult to Manufacture and Small Manufacturing Defects Can Adversely Affect Our Customers’ and Our Own Production Yields and Our Operating Results.

The manufacture of our SIMOX-SOI wafers is a highly complex and precise process. SIMOX-SOI wafer production requires a tightly controlled, clean environment. Very small impurities in our manufacturing materials or process, contamination of the manufacturing environment and/or equipment failures can cause wafers to be rejected, can adversely affect our customers’ manufacturing yields of their integrated circuits or can cause shipping delays. Our customers or we may experience problems in achieving an acceptable yield in the manufacture of SIMOX-SOI wafers, and the risk of encountering difficulties increases as we transition to new manufacturing methods or more exacting customer specifications. In the past, we have experienced difficulties in meeting evolving customer specifications which have led to delayed SIMOX-SOI wafer shipments and/or increased production costs.

The Customer Qualification Process for Our Wafer Products is Complex and Lengthy.

Our customers expend significant efforts in evaluating and qualifying our wafer products before they place significant orders with us.  To date, commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products by our customers. The time to develop an integrated circuit on SIMOX-SOI is lengthy, sometimes taking twelve to thirty-six months. The cycle typically goes from initial sampling of SIMOX-SOI wafers to more intensive sampling, the manufacture of prototype integrated circuits, circuit process modifications, yield optimization, pilot production and finally, production. This is a normal cycle in the semiconductor industry for any new advanced material such as Ibis’ SIMOX-SOI.  Even after this lengthy qualification process, customers may not purchase our products in substantial amounts, or at all.  This lengthy sales cycle, as well as the practice of semiconductor manufacturers to place sporadic orders, may cause our revenue and operating results to vary significantly and unexpectedly from period to period.

The Manufacturing and Customer Qualification Process for Our Implanters is Complex, Lengthy and Costly.

In the semiconductor industry customers regularly require equipment manufacturers to qualify the equipment at the customer’s site. The time required to customer qualify an implanter at a customer’s site is very difficult to predict because the qualification process for each of our implanters is complex, lengthy and costly. The manufacturing and qualification process for each implanter requires us to construct and customer qualify the machine at our premises, disassemble the machine for transportation, and reassemble and requalify it at the customer’s premises. During this qualification period, we invest significant resources and dedicate substantial production and technical personnel to achieve acceptance of the implanter. Each customer will not accept the implanter until it has successfully produced wafers to exact specifications at the customer’s premises. Even very small differences in the customer’s environment or initially imperceptible changes that may occur to the implanter during the transportation to and reassembly of the implanter at the customer’s site can cause a large percentage of wafers produced by the implanter to be rejected, which would delay the acceptance of the implanter by the customer. Historically, we have experienced delays in achieving customer acceptance. Delays or difficulties in our manufacturing and qualification process could increase manufacturing and warranty costs and adversely affect our relationships with our customers. In addition, because we do not recognize revenue on the sale of an implanter until it is delivered and qualified by the customer, any delay in qualification would result in a delay in our ability to recognize revenue from the sale.  Historically it takes approximately nine months to build, ship and obtain customer acceptance of our Ibis 1000 implanters.

We Have Only Received Orders for a Small Quantity of Our Oxygen Implanter Equipment.

Since we began selling implanters in 1996, we have only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4,000,000 each and one i2000 oxygen implanter valued at approximately $8,000,000. We do not expect to sell more than a limited number of implanters in the near future. The sale of one implanter would generally represent a substantial portion of our annual revenue.  Accordingly, the delay in the manufacture or delivery of even one unit would have a material adverse effect on our quarterly or annual results of operations.

Our Implanters and Associated Technology are Subject to Export Regulations, Which Could Prevent or Delay the Sale of Such Products in Foreign Countries.

Certain technologies associated with our implanters are subject to export regulations administered by the U.S. Department of Commerce. Accordingly, we may be required to secure U.S. export licenses with respect to sales of implanters or transfers of technologies to end users in certain foreign countries.  This requirement could result in significant delays in, or the prevention of, sales of implanters or transfers of technology or other such technical data to customers in certain foreign countries.  For example, the sale of an Ibis 1000 implanter and the corresponding transfer of technology to Simgui required an export license which took approximately one year to secure.  There can be no assurance that if necessary, we will be able to secure such licenses in the future in a timely manner, or at all.

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

We May Not Be Able to Successfully Produce Our Products on a Large-Scale.

We have limited manufacturing experience and have only manufactured limited quantities of SIMOX-SOI wafers and Ibis 1000 and i2000 oxygen implanters for low volume production. To be successful, our products must be manufactured in commercial quantities, at acceptable costs. We may not be able to make the transition to high volume commercial production successfully. Future production in commercial quantities may create technical and financial challenges for us. We currently have eight Ibis 1000 oxygen implanters, two of which are owned by a customer, available for the production of wafers.  One additional Ibis 1000 implanter is used for internal research and development and one implanter is held in inventory for sale. In addition, our first i2000 implanter, is producing 300 mm wafers for sale and two other i2000 implanters are under construction. We shipped one i2000 implanter to a customer in the fourth quarter of 2002 and it is in the process of being accepted at their site.  Any difficulty or delay in completing the development of the i2000 or in constructing additional implanters if needed could have a material adverse effect on our business.

We May Not Be Able to Use All of Our Existing or Future Manufacturing Capacity at a Profitable Level.

We have spent large amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capacity. Because a significant portion of our expenses is fixed, if we end up not needing this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders making our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per wafer produced will increase, which would adversely affect us. At times we may also have the capacity to produce more oxygen implantation machines than we have orders for at such times. During such idle time we would continue to be responsible for the fixed costs for maintaining personnel and space for such production, which could have a material adverse effect on our business.

We May Not Successfully Form or Maintain Desirable Strategic Alliances.

We believe we will need to form alliances with strategic partners for the manufacturing, marketing and distribution of our products. We may enter into these strategic alliances to satisfy customer demand and to address possible customer concerns regarding our being a sole source supplier. The limited number of reliable sources of supply other than Ibis may adversely affect or delay the integration of SIMOX-SOI wafers in mainstream commercial applications. We currently have strategic relationships with SUMCO, MEMC and one other major silicon wafer manufacturer. We may not be successful in maintaining such alliances or in forming and maintaining other alliances, including satisfying our contractual obligations with our strategic partners, and our partners may not devote adequate resources to manufacture, market and distribute these products successfully or may attempt to compete with us.

We May Have Difficulty Obtaining the Materials and Components Needed to Produce Our Products.

Pursuant to an agreement that we entered into with MEMC in 2001, MEMC is the primary supplier to us of silicon substrate material.  If MEMC is not able to meet our demand for silicon wafers, and we are unable to obtain substitute wafers from other vendors, we would be unable to manufacture our SIMOX-SOI wafer products.  Any shortages in the availability of silicon wafers or a significant increase in the price of silicon wafers could have a material adverse effect on our business. We manufacture our oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Although we have not experienced any significant production delays due to the unavailability of or delay in obtaining our component parts or raw materials to date, a disruption or termination of certain of our vendors may occur. Any such disruption or termination could have a material adverse effect on our business.

We May Need Substantial Additional Capital in the Future.

We anticipate that our existing capital resources, will enable us to maintain currently planned operations for at least the next twelve months.  However, this expectation is based on our current operating plan which may change.  We intend to continue to invest in facilities and state-of-the-art equipment in order to increase our research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities would require further investment. As a result, we may need to raise substantial additional capital in the future.  We have previously financed our working capital requirements through:

•      equity financings, including warrant and option exercises,

•      equipment lines of credit,

•      a working capital line of credit,

•      a term loan,

•      sale-leaseback arrangements,

•      collaborative relationships,

•      wafer product and equipment sales, and

•      government contracts.

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

We May Not Be Able to Protect Our Patents and Proprietary Technology.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded or have filed applications for a number of patents in the U.S. and foreign countries, those patents may not provide meaningful protection, or pending patents may not be issued. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have or may obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents. An adverse outcome in the defense of a patent suit could:

•      subject us to significant liabilities to third parties,

•      require disputed rights to be licensed from third parties, or

•      require us to cease selling our products.

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

Others may claim that our technology infringes on their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend and may divert management’s attention and resources. If successful, they could also require us to enter into costly royalty or licensing agreements. A successful claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

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

•                     quarterly fluctuations in operating results,

•                     difficulty in forecasting future results,

•                     announcements by us or our present or potential competitors,

•                     technological innovations or new commercial products or services by us or our competitors,

•                  the timing of receipt of orders from major customers,

•                  product mix,

•                  product obsolescence,

•                  shifts in customer demand,

•                  our ability to manufacture and ship products on a cost-effective and timely basis,

•                  market acceptance of new and enhanced versions of our products or implanters,

•                  the evolving and unpredictable nature of the markets for the products incorporating our SIMOX-SOI wafers,

•                  the amount of research and development expenses associated with new or enhanced products or implanters

•                     the cyclical nature of the semiconductor industry, and

•                     general market conditions.

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

Our restated articles of organization, as amended, and restated bylaws and the Massachusetts Business Corporation Law contain certain provisions that may make a third-party acquisition of us difficult, including:

•                                          a classified board of directors, with three classes of directors each serving a staggered three-year term;

•                                          the ability of the board of directors to issue preferred stock;

•                                          a 75% super-majority shareholder vote to amend certain provisions of our articles of organization and bylaws; and

•                                          the requirement under Massachusetts law that any stockholder action by written consent be unanimous.

Item 2.   DESCRIPTION OF PROPERTY

Ibis’ corporate office and manufacturing facilities are located at leased facilities in Danvers, Massachusetts. We have two buildings in Danvers, which effectively separate our two business segments: Implantation equipment design and manufacture and SIMOX wafer production. We have a 40,000 square foot facility dedicated to wafer operations which includes modernized cleanrooms that contain a total of eight implanters, upgraded metrology equipment and cleaning equipment. The implantation equipment design and manufacturing facility is approximately 20,000 square feet and we have an additional 20,000 square feet of adjacent space for future expansion. The leases expire on December 31, 2003 and May 31, 2005, respectively, and contain options to renew for five years.

Item 3.   LEGAL PROCEEDINGS

Ibis is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceeding by any governmental authority against us of a material nature.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Ibis’ Common Stock began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock or any other securities of Ibis.  On April 4, 1996, Ibis commenced trading on the Nasdaq National Market.  Our Common Stock is traded under the symbol “IBIS.” The following tables set forth, for 2001 and 2002, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low

2001:
First Quarter	$36.75	$16.50
Second Quarter	$28.98	$9.50
Third Quarter	$12.50	$3.15
Fourth Quarter	$15.59	$4.10
2002:
First Quarter	$15.64	$7.25
Second Quarter	$14.95	$4.35
Third Quarter	$7.15	$3.59
Fourth Quarter	$7.50	$3.65

Stockholders

As of March 3, 2003, there were approximately 150 stockholders of record of the 9,474,940 outstanding shares of Common Stock and approximately 6,800 beneficial owners of the Common Stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year ended December 31, 2002, there were no sales of securities that were not registered under the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of each of the years in the five-year period ended December 31, 2002, are derived from the financial statements of Ibis, which financial statements have been audited by KPMG LLP, independent certified public accountants. The audited balance sheets at December 31, 2002 and 2001 and the related statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2002 and the auditors’ report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with Ibis’ financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except for per share data)
Statement of Operations Data:
Product sales	$3,149	$5,282	$8,173	$5,391	$7,646
Contract and other revenue	1,087	1,257	533	518	283
Equipment revenue	11,230	10,064	5,769	1,525	6,103
Total revenue	15,466	16,603	14,475	7,434	14,032
Cost of product sales	4,581	4,644	5,824	8,210	14,457
Cost of contract and other revenue	976	443	388	376	115
Cost of equipment revenue	7,347	7,242	3,482	1,502	3,868
Total cost of revenue	12,904	12,329	9,694	10,088	18,440
Gross profit (loss)	2,562	4,274	4,781	(2,654)	(4,408)
Operating expenses:
General and administrative	1,823	1,787	1,998	2,273	2,174
Marketing and selling	470	1,016	1,640	1,813	1,510
Research and development	1,972	1,774	4,587	5,119	6,258
Total operating expenses	4,265	4,577	8,225	9,205	9,942
Loss from operations	(1,703)	(303)	(3,444)	(11,859)	(14,350)
Total other income	538	1,140	1,943	2,265	255
Income (loss) before income taxes	(1,165)	837	(1,501)	(9,594)	(14,095)
Income tax expense	(1)	(10)	(1)	(1)	(1)
Net income (loss)	$(1,166)	$827	$(1,502)	$(9,595)	$(14,096)
Net income (loss) per common share(1)	$(.17)	$.11	$(.18)	$(1.15)	$(1.53)
Weighted average common shares outstanding	6,760	7,404	8,286	8,378	9,208

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Working capital	$16,831	$43,309	$32,585	$11,232	$5,551
Total assets	24,307	53,728	56,299	54,920	51,699
Long-term debt, less current portion	40	30	18	2,718	1,184
Total liabilities	3,698	5,347	6,780	14,560	12,944
Stockholders’ equity	20,609	48,381	49,519	40,360	38,755

(1) Computed on the basis described for net earnings (loss) per common share in Note 2(g) of Notes to Financial Statements.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of Ibis (including Notes thereto) and Selected Financial Data included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Ibis Technology Corporation (“Ibis”) was formed in October 1987 and commenced operations in January 1988. Ibis’ initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the development of proprietary next generation oxygen implanters, the Ibis 1000, which we began selling in 1996, and the i2000, and also to other proprietary process technology.

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations.  This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years.  In 2002, Ibis introduced the next generation production-worthy SIMOX-SOI, which includes both the modified low dose (“MLD”) wafer process licensed to Ibis by IBM and the i2000, our next-generation oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. A majority of the wafers shipped in the fourth quarter of 2002 were 300 mm.  In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer.  The implanter was shipped to this customer in the last quarter of 2002 and is undergoing factory acceptance.

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

At December 31, 2002, Ibis had eight Ibis 1000 implanters, two of which are owned by a customer, available to produce up to 200 mm SIMOX wafers and one i2000 available to produce 300 mm SIMOX wafers.  One more Ibis 1000 implanter is available for sale and an additional one is dedicated as a research and development tool.  We also have two additional i2000 implanters under construction that will be available for sale or utilized internally for wafer production. During the fourth quarter of 2002, a majority of our wafer sales were for 300 mm SIMOX wafers. Although our 200 mm and smaller wafer size production line is currently underutilized, considering our future plans, current potential business prospects and alternatives, Management believes that we do not have an impairment issue at this time. However, if our future plans and potential business prospects do not materialize, if semiconductor manufacturers fail to adopt SIMOX technology during the current process cycle (which typically last two to three years) or our customers transition to the 300 mm wafer size sooner than we anticipate, our 200 mm and smaller wafer size production line may become obsolete and we would be required to reduce our income by an impairment loss which could be material.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting policies include: revenue recognition, inventory valuation and reserves, accounts receivable reserves and the assessment of long-lived asset impairment. Actual results may differ from these estimates under different assumptions or conditions.  Below, we discuss these policies further, as well as the estimates and judgments involved.

Revenue Recognition.  We recognize revenue from product sales, equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured.  Provisions for estimated sales returns and allowances are made at the time the products are sold.  Revenue derived from contracts and services is recognized upon performance.   Significant management judgments and estimates must be made and used in connection with revenue recognized in any period.  Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions.  Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

Inventory Valuation and Reserves.  Our policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve months or less. If our estimated demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. We reserve for a possible over supply of wafers utilizing inventory aging records and for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred.  We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and value inventory at the lower of cost or market. Once established, any write-downs of inventory are considered permanent adjustments to the cost basis of the inventory.

Accounts Receivable Reserves.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience.  While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

Valuation of Long-Lived Assets.  Ibis reviews the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Management is required to assess the recoverability of its long-lived assets whenever events and circumstances indicate that the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include the following:

•                  Significant underperformance relative to expected historical or projected future operating results;

•                  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•                  Significant negative industry or economic trends;

•                  Significant decline in our stock price for a sustained period; and

•                  Our market capitalization relative to book value.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset.  If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value.  We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 without a material impact on our financial position or results of operations.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Product Sales.  Wafer product sales increased to $7,646,307 for the fiscal year ended December 31, 2002, an increase of $2,255,447 or 42% from $5,390,860 for the fiscal year ended December 31, 2001.  Early in 2002, Ibis introduced our next-generation oxygen implanter, the i2000, and for the first time we began shipping 300 mm SIMOX wafers produced on that implanter shortly thereafter. The increase in product sales is primarily attributable to sales of 300 mm SIMOX wafers by Ibis in the United States and the Pacific Rim. For the fiscal year ended December 31, 2002, sales of 300 mm wafers accounted for approximately 44% of our total wafer product sales. This increases was offset by decreased wafer sales by Ibis in Europe, as a result of continued adverse business conditions for one of our largest wafer customers that is in the optical components arena.

Contract and Other Revenue.  Contract and other revenue for the fiscal year ended December 31, 2002 was $282,979 compared to $518,379 for the fiscal year ended December 31, 2001, a decrease of $235,400 or 45%, which is due to decreased government contract work.

Equipment Revenue.  Equipment revenue increased to $6,102,748 for the fiscal year ended December 31, 2002 from $1,525,317 for the fiscal year ended December 31, 2001, an increase of $4,577,431 or 300%.

Equipment revenue in 2002 included approximately $5,000,000 of revenue recognized from the sale of an Ibis 1000 to our customer in China. This implanter was shipped in December 2001, however, revenue was recognized upon customer site acceptance which occurred during the third quarter of 2002. Equipment revenue for 2001 consisted solely of parts and service revenue.  Field service revenue accounted for $289,295 or 5% of equipment revenue for the fiscal year ended December 31, 2002 as compared to $914,188 or 60% of equipment revenue for the fiscal year ended December 31, 2001.  Sales of spare parts accounted for $813,453 or 13% of equipment revenue for the fiscal year ended December 31, 2002 as compared to $611,129 or 40% of equipment revenue for the fiscal year ended December 31, 2001.

Total Sales and Revenue.  Total sales and revenue for the fiscal year ended December 31, 2002 was $14,032,034, an increase of $6,597,478 or 89% from $7,434,556 for the fiscal year ended December 31, 2001. Approximately $5 million of this increase is due to the revenue recognized from the sale of an Ibis 1000 implanter to a customer in China and the remainder is due to sales of 300 mm SIMOX wafers by Ibis.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the fiscal year ended December 31, 2002 was $14,456,781, as compared to $8,209,540 for the fiscal year ended December 31, 2001, an increase of $6,247,241 or 76%.  This increase is mainly attributable to the increase in fixed costs associated with production, which include depreciation, amortization and occupancy costs. Equipment repair and maintenance, outside testing services and royalty expenses incurred on the MLD process also increased.  In addition, the optimum production yield on our 300 mm wafer products has not yet been realized which resulted in higher costs.  Cost of contract and other revenue for the fiscal year ended December 31, 2002 was $115,141, as compared to $376,371 for the fiscal year ended December 31, 2001, a decrease of $261,230 or 69%.  Cost of equipment revenue for the fiscal year ended December 31, 2002 was $3,868,197, as compared to $1,502,356 for the fiscal year ended December 31, 2001, an increase of $2,365,841 or 158%.  This increase is due to costs recognized on the sale of an Ibis 1000 implanter to a customer in China. There were no implanter sales last year. As a result of the foregoing, the total cost of sales and revenue for the fiscal year ended December 31, 2002 was $18,440,119 as compared to $10,088,267 for the fiscal year ended December 31, 2001, an increase of $8,351,852, or 83%.  The gross margin for all sales was a negative 31% for the fiscal year ended December 31, 2002 as compared to a negative 36% for the fiscal year ended December 31, 2001.  The negative gross margin in 2002 for all sales is attributable to increased wafer costs and less than optimal production yields on new products, which were partially offset by a 37% gross margin on equipment revenue.

General and Administrative Expenses.  General and administrative expenses for the fiscal year ended December 31, 2002 were $2,174,198 (15% of total revenue) as compared to $2,273,077 (31% of total revenue) for the fiscal year ended December 31, 2001, a decrease of $98,879 or 4%.  This is a result of a decrease in legal fees of approximately $350,000 offset by salaries and related expenses.

Marketing and Selling Expenses.  Marketing and selling expenses for the fiscal year ended December 31, 2002 were $1,509,792 (11% of total revenue) as compared to $1,812,891 (24% of total revenue) for the fiscal year ended December 31, 2001, a decrease of $303,099 or 17%.  The decrease in marketing and selling expenses is a result of a decrease in salaries and related expenses and advertising.

Research and Development Expenses.  Internally funded research and development expenses increased by $1,138,824 or 22% to $ 6,257,839 (45% of total revenue) for the fiscal year ended December 31, 2002 from $5,119,015 (69% of total revenue) for the fiscal year ended December 31, 2001.  This increase is primarily due to increased depreciation on fixed assets, specifically the Ibis 1000 R & D tool and i2000 test stands, as well as increased consulting services.

Other Income.  Total other income for the fiscal year ended December 31, 2002 was $254,991 as compared to $2,265,031 for the fiscal year ended December 31, 2001, a decrease of $2,010,040 or 89%.  The decrease in total other income is attributable to non-recurring income recognized in 2001 amounting to approximately $1.4 million which is the result of an expired wafer production capacity option and decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

As of December 31, 2002, the Company had federal net operating loss and general business credit carryforwards of approximately $49,812,000 and $1,034,000, respectively, for tax purposes expiring through 2022.   As a result of the public stock offering that closed in April 1996 of 1,600,000 shares at $7.25 per share, a change of ownership occurred within the meaning of Sec. 382(g) of the Internal Revenue Code, which limits the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.  Subsequent ownership changes could give rise to further limitation on the company’s ability to utilize these net operating loss and general business credit carryforwards.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

Product Sales.  Wafer product sales decreased to $5,390,860 for the fiscal year ended December 31, 2001, a decrease of $2,782,235 or 34% from $8,173,095 for the fiscal year ended December 31, 2000.  The decrease in product sales is attributable to decreased wafer sales by Ibis in Europe, as the impact of the order cutback announced in mid-April 2001 from one of our largest wafer customers in the optical components arena, was realized.  In the Pacific Rim wafer sales increased overall during this twelve-month period.  Sales by Ibis in the United States also increased overall during this twelve-month period, even though our largest domestic customer delayed further SIMOX-SOI wafer purchases during their qualification of our Advantox MLD process.  In December 2000, Ibis entered into a royalty-bearing license agreement with this customer which gives Ibis the right to manufacture and sell SIMOX-SOI wafers using the licensed process.  Ibis began shipping sample quantities of this material in May 2001.

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

Total Cost of Sales and Revenue.  Cost of wafer product sales for the fiscal year ended December 31, 2001 was $8,209,540, as compared to $5,824,160 for the fiscal year ended December 31, 2000, an increase of $2,385,380 or 41%.  This increase is primarily attributable to the increase in fixed costs associated with production, which include depreciation, amortization and occupancy costs. Equipment repair and maintenance and wafer reserves also increased.  Cost of contract and other revenue for the fiscal year ended December 31, 2001 was $376,371, as compared to $388,320 for the fiscal year ended December 31, 2000, a decrease of $11,949 or 3%.  Cost of equipment revenue for the fiscal year ended December 31, 2001 was $1,502,356, as compared to $3,481,516 for the fiscal year ended December 31, 2000, a decrease of $1,979,160 or 57%.  This decrease is due to lack of implanter sales and increased equipment reserves in 2001 compared to the prior year which included the cost of an implanter. As a result of the foregoing, the total cost of sales and revenue for the fiscal year ended December 31, 2001 was $10,088,267 as compared to $9,693,996 for the fiscal year ended December 31, 2000, an increase of $394,271 or 4%.  The gross margin for all sales was a negative 36% for the fiscal year ended December 31, 2001 as compared to a positive 33% for the fiscal year ended December 31, 2000.  This decrease in gross margin for all sales is attributable to decreased wafer sales, the lack of implanter sales, increased fixed wafer costs and an increase in reserve for excess or obsolete parts.

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

Research and Development Expenses.  Internally funded research and development expenses increased by $532,640 or 12% to $5,119,015 (69% of total revenue) for the fiscal year ended December 31, 2001 from $4,586,375 (32% of total revenue) for the fiscal year ended December 31, 2000.  This increase is primarily due to increased material expenses on Ibis’ SIMOX-SOI wafer development programs, which were partially offset by a decrease in consulting services used for the design and development effort on our next generation oxygen implanter, the i2000.

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

Liquidity and Capital Resources

As of December 31, 2002, Ibis had cash and cash equivalents of $11,745,918, reflecting the receipt of a majority of the proceeds from the sale of an i2000 implanter in December 2002 which was due upon shipment. In addition, in March, 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment by the underwriter.  The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $12.1 million and were used primarily to fund research and development, capital expenditures and working capital.

During the fiscal year ended December 31, 2002, Ibis used $3,491,435 of cash for operating activities as compared to $11,505,240 in 2001. Depreciation and amortization expense for the fiscal years ended December 31, 2002 and 2001 was $6,264,549 and $3,632,664, respectively.  This accounted for 45% and 49% of total revenue, respectively. Due to the capital intensive nature of Ibis’ business and the recent expansion of our 300 mm SIMOX wafer production line, Management expects that depreciation and amortization will continue to be a significant portion of our expenses.  To date, Ibis’ working capital requirements have been funded primarily through debt and equity financings. The principal uses of cash during the fiscal year ended December 31, 2002 were to fund operations and additions to property and equipment which totaled $8,688,796. At December 31, 2002, Ibis had commitments to purchase approximately $1,620,303 in material to be used for wafer manufacturing or for the i2000 implanters currently under construction, and approximately $380,768 in capital equipment purchases.

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

Our existing cash resources are believed to be sufficient to support Ibis’ operations on our anticipated scale for the next twelve months. Our anticipated scale of operations assumes that wafer sales, primarily 300 mm SIMOX, continue a positive trend in 2003, with the exception of the first quarter which we expect to be down primarily because our largest wafer customer is still evaluating multiple types of MLD wafers for 300 mm production. We also anticipate that our spending rates for 2003 will reduce to more normal levels now that we have completed the build of our second 300 mm wafer production line. In addition our outlook includes the receipt of orders for one to three implanters. We continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs.

Ibis has commitments that expire at various times through 2006. Capital leases shown below are for SIMOX wafer manufacturing equipment and operating leases are primarily for facility costs for Ibis’ offices and manufacturing facility. Other contractual obligations consist of purchase commitments for capital expenditures.

	Capital Leases	Operating Leases	Other Contractual Obligations	Total
Years ending December 31:
2003	$1,507,317	$792,032	$380,768	$2,680,117
2004	1,185,746	404,914	—	1,590,660
2005	—	184,749	—	184,749
2006	—	18,490	—	18,490
	$2,693,063	$1,400,185	$380,768	$4,474,016

Effects Of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs.  SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001.  The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001.

Ibis adopted SFAS’ 141, 142, 143 and 144 during the first quarter of 2002 without a material impact on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44 Accounting for Intangible Assets of Motor Carriers.  This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company does not expect the implementation of SFAS No. 145 to have a material impact on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the implementation of SFAS No. 146 to have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the implementation of SFAS No. 148 to have a material impact on the Company’s financial condition or results of operations.

Business Outlook

This Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding Ibis’ belief in the acceptance of Ibis-produced SIMOX-SOI wafers for mainstream commercial applications, the eventual evolution from supplying mainly SIMOX-SOI wafers to semiconductor fabs to supplying mainly implanters to wafer manufacturers who will supply SIMOX-SOI wafers to the fabs, our intent to pursue further strategic relationships, partnerships and alliances with third parties, our intention to add products and advance our process technology, the anticipated increase in wafer sales, the anticipated benefits of the i2000, and the sufficiency of our capital resources.  Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include, but are not limited to those set forth above in “Business – Risk Factors” and elsewhere throughout this Form 10-K. All information set forth in this

Form 10-K is as of the date of this Form 10-K, and Ibis undertakes no duty to update this information, unless required by law.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IBIS TECHNOLOGY CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Ibis Technology Corporation:

We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boston, Massachusetts

February 1, 2003

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

December 31, 2001 and 2002

	2001	2002
Assets
Current assets:
Cash and cash equivalents	$13,087,799	$11,745,918
Accounts receivable, trade, net (notes 3 and 14)	5,765,614	1,598,560
Inventories (note 4)	1,535,512	1,231,559
Deferred costs (note 9)	2,474,264	2,621,580
Prepaid expenses and other current assets	210,530	112,729
Total current assets	23,073,719	17,310,346
Property and equipment (notes 5 and 7)	43,039,864	51,728,659
Less: Accumulated depreciation and amortization	(13,297,308)	(19,233,900)
Net property and equipment	29,742,556	32,494,759
Patents and other assets, net (notes 6 and 7)	2,104,029	1,893,854
Total assets	$54,920,304	$51,698,959

Liabilities and Stockholders’ Equity
Current liabilities:
Capital lease obligation, current (note 7)	$1,502,524	$1,501,415
Accounts payable	1,124,180	897,212
Accrued liabilities (note 8)	2,429,956	2,394,601
Deferred revenue (note 9)	6,785,299	6,966,325
Total current liabilities	11,841,959	11,759,553
Capital lease obligation, noncurrent (note 7)	2,718,471	1,184,400
Total liabilities	14,560,430	12,943,953

Commitments and contingencies (notes 5, 7, 9 and 14)

Stockholders’ equity (notes 12 and 13):
Undesignated preferred stock, $.01 par value
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued 8,412,138 shares and 9,474,940 in 2001 and 2002, respectively	67,297	75,799
Additional paid-in capital	66,618,223	79,101,032
Accumulated deficit	(26,325,646)	(40,421,825)
Total stockholders’ equity	40,359,874	38,755,006
Total liabilities and stockholders’ equity	$54,920,304	$51,698,959

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Product sales	$8,173,095	$5,390,860	$7,646,307
Contract and other revenue (note 10)	532,395	518,379	282,979
Equipment revenue	5,769,393	1,525,317	6,102,748
Total sales and revenue (note 14)	14,474,883	7,434,556	14,032,034

Cost of product sales	5,824,160	8,209,540	14,456,781
Cost of contract and other revenue	388,320	376,371	115,141
Cost of equipment revenue	3,481,516	1,502,356	3,868,197
Total cost of sales and revenue	9,693,996	10,088,267	18,440,119

Gross profit (loss)	4,780,887	(2,653,711)	(4,408,085)

Operating expenses:
General and administrative	1,998,302	2,273,077	2,174,198
Marketing and selling	1,639,845	1,812,891	1,509,792
Research and development	4,586,375	5,119,015	6,257,839
Total operating expenses	8,224,522	9,204,983	9,941,829

Loss from operations	(3,443,635)	(11,858,694)	(14,349,914)

Other income (expense):
Interest income	1,956,664	826,302	266,370
Interest expense	(10,031)	(4,997)	(11,379)
Other (note 15)	(3,609)	1,443,726	—
Total other income	1,943,024	2,265,031	254,991

Loss before income taxes	(1,500,611)	(9,593,663)	(14,094,923)

Income tax expense (note 11)	1,256	1,256	1,256

Net loss	$(1,501,867)	$(9,594,919)	$(14,096,179)

Net loss per common share:
Basic	$(0.18)	$(1.15)	$(1.53)
Diluted	$(0.18)	$(1.15)	$(1.53)

Weighted average number of common shares outstanding:
Basic	8,285,893	8,378,262	9,207,922
Diluted	8,285,893	8,378,262	9,207,922

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2000, 2001 and 2002

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 1999	$65,382	$63,543,777	$(15,228,860)	$48,380,299

Exercise of stock options	960	670,865	—	671,825
Employee Stock Purchase Plan	113	165,393	—	165,506
Exercise of warrants	287	23,108	—	23,395
Issuance of warrants	—	1,780,000	—	1,780,000
Net loss	—	—	(1,501,867)	(1,501,867)

Balances at December 31, 2000	66,742	66,183,143	(16,730,727)	49,519,158

Exercise of stock options	250	73,259	—	73,509
Employee Stock Purchase Plan	305	361,821	—	362,126
Net loss	—	—	(9,594,919)	(9,594,919)

Balances at December 31, 2001	67,297	66,618,223	(26,325,646)	40,359,874

Exercise of stock options	1	1	—	2
Common stock issued, net of issuance costs	8,000	12,105,469	—	12,113,469
Employee Stock Purchase Plan	501	377,339	—	377,840
Net loss	—	—	(14,096,179)	(14,096,179)

Balances at December 31, 2002	$75,799	$79,101,032	$(40,421,825)	$38,755,006

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002
Cash flows from operating activities:
Net loss	$(1,501,867)	$(9,594,919)	$(14,096,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,662,538	3,632,664	6,264,549
Gain (loss) on sale of equipment	(3,609)	26,274	—
Changes in operating assets and liabilities:
Accounts receivable, trade	2,375,908	(4,555,698)	4,167,054
Unbilled revenue	958,715	510,500	—
Inventories	(4,056,857)	(2,755,511)	303,953
Deferred costs	—	(2,474,264)	(147,316)
Prepaid expenses and other current assets	7,639	115,573	97,801
Accounts payable	(577,491)	77,220	(226,968)
Accrued liabilities and deferred revenue	2,019,210	3,512,921	145,671
Net cash provided by (used in) operating activities	884,186	(11,505,240)	(3,491,435)
Cash flows from investing activities:
Additions to property and equipment, net	(11,211,689)	(6,373,781)	(8,688,796)
Other assets	(518,987)	(26,037)	(117,781)
Net cash used in investing activities	(11,730,676)	(6,399,818)	(8,806,577)
Cash flows from financing activities:
Payments of capital lease obligations	(9,558)	(341,171)	(1,535,178)
Proceeds from sale-leaseback transaction	—	4,532,094	—
Proceeds from sales of common stock, net of issuance costs	—	—	12,113,469
Exercise of stock options, warrants and Employee Stock Purchase Plan	860,726	435,635	377,840
Net cash provided by financing activities	851,168	4,626,558	10,956,131
Net decrease in cash and cash equivalents	(9,995,322)	(13,278,500)	(1,341,881)
Cash and cash equivalents, beginning of year	36,361,621	26,366,299	13,087,799
Cash and cash equivalents, end of year	$26,366,299	$13,087,799	$11,745,918

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$10,031	$4,997	$11,379

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$973,164	$—
Issuance of warrants for license	$1,780,000	$—	$—
Transfer of internally constructed equipment from inventory to property and equipment	$6,593,981	$12,152,858	$—

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2002

(1) Nature of Business and Organization

Ibis Technology Corporation (the “Company”) was incorporated in October 1987 for the purpose of supplying silicon-on-insulator (SOI) wafers formed by SIMOX (Separation by Implantation of Oxygen) technology. SIMOX-SOI wafers are manufactured by the Company using a specialized oxygen ion implanter, which was developed and manufactured by the Company and is integrated with other specialized processes and characterization equipment.  The Company is the leading manufacturer of high current oxygen implanters and began selling these oxygen implanters in 1996.

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

(f) Research and Development

Research and development costs are charged to expense as incurred. Research and development costs funded by contracts are included as a component of cost of contract revenue.

(g) Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented.  As the Company was in a net loss position for each of the years in the three-years ended December 31, 2002, common stock equivalents of 471,969, 224,856 and 39,644 for the years ended December 31, 2000, 2001 and 2002, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive.  As a result, diluted loss per share is the same as basic loss per share for 2000, 2001 and 2002.

The reconciliation of the denominators of the basic and diluted net income (loss) per common share for the Company’s net income (loss) is as follows:

	Years Ended December 31,
	2000	2001	2002

Basic net loss	$(1,501,867)	$(9,594,919)	$(14,096,179)
Weighted average common shares outstanding-basic	8,285,893	8,378,262	9,207,922
Net additional common shares upon assumed exercise of stock options and warrants	—	—	—
Weighted average common shares outstanding diluted	8,285,893	8,378,262	9,207,922
Net loss per common share
Basic	$(0.18)	$(1.15)	$(1.53)
Diluted	$(0.18)	$(1.15)	$(1.53)

(h) Issuance Costs

Issuance costs of common stock are netted against additional paid-in capital.

(i) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.  Management exercises judgment and relies on estimates in recognizing revenue, valuing inventory, accruing certain liabilities, and assessing long-lived asset impairment, inventory obsolescence and accounts receivable reserves.

(j) Fair Value of Financial Instruments

Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations.  The carrying amount of these financial instruments approximates fair value.

(k) Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based compensation.

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(1,501,867)	$(9,594,919)	$(14,096,179)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(4,088,416)	(3,336,839)	(2,362,591)
Pro-forma net loss	$(5,590,283)	$(12,931,758)	$(16,458,770)
Net loss per share:
Basic – as reported	$(0.18)	$(1.15)	$(1.53)
Basic – pro-forma	$(0.67)	$(1.54)	$(1.79)
Diluted – as reported	$(0.18)	$(1.15)	$(1.53)
Diluted – pro-forma	$(0.67)	$(1.54)	$(1.79)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2000		2001			2002
	Stock Options	ESPP	Stock Options	ESPP1	ESPP2	Stock Options	ESPP1	ESPP2
Risk-free interest rate	5.06%	6.17%	3.62%	4.74%	2.91%	2.21%	1.74%	1.60%
Expected dividend yield	—	—	—	—	—	—	—	—
Expected volatility	96.96%	103.4%	108.17%	132.5%	115.8%	114.06%	87.6%	103.3%
Expected life (years)	3.5		3.5		.5	3.5		.5
Weighted average fair value of options granted during the year	$25.83	$4.90	$7.13	$5.36	$3.72	$5.32	$2.80	$2.06

Pro forma net loss reflects only options granted in 1995 through 2002.  Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

(l) New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs.  SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001.

The Company adopted SFAS’ 141, 142, 143 and 144 during the first quarter of 2002 without a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44 Accounting for Intangible Assets of Motor Carriers.  This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company does not expect the implementation of SFAS No. 145 to have a material impact on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the implementation of SFAS No. 146 to have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an amendment of FASB Statement No. 123,” effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the implementation of SFAS No. 148 to have a material impact on the Company’s financial condition or results of operations.

(3) Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2001	2002

Accounts receivable, trade	$5,830,614	$1,663,560
Less: Allowance for doubtful accounts	(65,000)	(65,000)
	$5,765,614	$1,598,560

Accounts receivable at December 31, 2001 included the shipment of an Ibis 1000 oxygen implanter that was shipped to the Shanghai Institute of Metallurgy, Chinese Academy of Sciences against a letter of credit.  The revenue from this shipment was recognized in 2002 when the oxygen implanter was installed and accepted by the customer.

(4) Inventories

Inventories consisted of the following at December 31:

	2001	2002

Raw materials	$390,345	$810,740
Work in process	262,449	94,090
Finished goods	882,718	326,729
Total inventories	$1,535,512	$1,231,559

(5) Property and Equipment

Property and equipment consisted of the following at December 31:

	2001	2002

Machinery and equipment	$30,642,443	$34,966,085
Furniture and fixtures	395,017	395,017
Leasehold improvements	4,304,834	4,640,194
Construction in progress	7,697,570	11,727,363
	$43,039,864	$51,728,659

Fixed assets subject to capital leases at December 31, 2001 and 2002 were $4,564,835.  Accumulated depreciation for fixed assets subject to capital leases was $362,609 and $1,879,020 in 2001 and 2002, respectively.

Construction in progress includes implanters under construction that the Company intends to use in its wafer production facility or sell to customers and other expansion projects.

At December 31, 2002, the Company had commitments to purchase approximately $ 1,620,303 in material or subassemblies to be used in normal operations and approximately $380,768 in capital equipment purchase commitments.

(6) Other Assets

In December 2000, the Company entered into a royalty-bearing license agreement which gives the Company the right to manufacture SIMOX-SOI wafers using the licensed process.  Warrants were issued in connection with this agreement.  The cost of the license agreement, including cash paid and the fair value of the warrants issued, is $2,280,000 and is included in other assets at December 31, 2001 and December 31, 2002 (see note 13 (c)).

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

In September 2001 Ibis entered into a $4.5 million equipment lease line.  The lease line was used to finance the purchase of process equipment for wafer production of primarily 300mm wafers in a sale-leaseback transaction bearing interest at approximately 8% with a term of three years and a monthly net payment of approximately $125,000.  Ibis has a fair market value purchase option at the end of the lease term.  The lease-line is secured by the underlying assets and all other property and equipment of Ibis. The gain of approximately $36,000 under the sale and leaseback has been deferred and will be amortized as a reduction of depreciation expense over the life of the lease. The unamortized amount of this gain at December 31, 2001 and 2002 was $33,704 and $21,425 respectively.

Future minimum lease payments under non-cancelable leases at December 31, 2002, are as follows:

	Capital Leases	Operating Leases
Year ending:
2003	$1,507,317	$792,032
2004	1,185,746	404,914
2005	—	184,749
2006	—	18,490
Total minimum lease payments	$2,693,063	$1,400,185
Less amount representing interest	(7,248)
Less current maturities	(1,501,415)
Capital lease obligations, less current maturities	$1,184,400

Interest was calculated using an imputed interest rate of 8%.

Rent expense was approximately $447,000, $623,000 and $723,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

(8) Accrued Liabilities

Current accrued liabilities were as follows at December 31:

	2001	2002

Billings in excess of costs on contracts	$189,196	$—
Accrued vacation	378,051	464,257
Accrued warranty	898,232	925,453
Accrued payroll	398,579	418,817
Accrued expenses	565,898	586,074
Total	$2,429,956	$2,394,601

(9) Deferred Revenue

In April 2000, the Company received funding from a customer for a capacity reservation.  This capacity reservation has allowed this customer to utilize a purchase credit toward an additional implanter, wafers and spare parts.  In November 2002, the Company shipped an i2000 implanter to this customer and in December 2002, the Company received a majority of the proceeds from this sale, net of the capacity reservation applied. This amount is included in deferred revenue, as revenue from this shipment will be recognized upon acceptance at the customer’s site. The costs associated with this shipment are included in deferred costs and will also be recognized upon customer acceptance.

Deferred revenue also includes prepaid license and royalty fees.

(10) License Agreements

The Company obtained an exclusive sublicense in the field of oxygen implantation to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter.  The beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the technology for certain applications.  The Company received $141,044, $243,382 and $100,461 in 2000, 2001 and 2002, respectively, for non-refundable option fees or royalty fees in accordance with non-exclusive sublicense agreements.

(11) Income Taxes

Income tax expense consists of state income taxes for each year.  No federal tax benefit was recorded in 2000, 2001 and 2002 due to the existence of unused net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$14,591,000	$20,468,000
Accruals not currently deductible for tax purposes	187,000	250,000
General business tax credit carryforwards	1,438,000	1,967,000
Other	605,000	630,000
Less: Valuation allowance	(15,503,000)	(22,332,000)
Net deferred tax assets	1,318,000	983,000
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,318,000)	(983,000)
	$—	$—

As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company’s deferred tax assets.  The amount recorded as net deferred tax assets as of December 31, 2001 and 2002 represents the tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The net change in the total valuation allowance was an increase of $4,167,000 and $6,829,000 for the years ended December 31, 2001 and 2002, respectively.

The Company had federal net operating loss and general business credit carryovers of approximately $49,812,000 and $1,034,000, respectively, at December 31, 2002, that may be used to offset future taxable income, if any, through 2022.    Deferred tax assets and related valuation allowance of $2,799,000 related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.  Net operating loss carryforwards and other tax attributes may be limited in the event of certain changes in ownership interests.

(12) Capitalization

The Company has 50,000,000 shares of common stock and 2,000,000 shares of preferred stock (“Undesignated Preferred Stock”) authorized.  At December 31, 2002, 160,496, 1,218,125, and 200,000 common shares were reserved for issuance upon exercise of options outstanding or available for grant under the Company’s 1993 Employee, Director and Consultant Stock Option Plan, 1997 Employee, Director and Consultant Stock Option Plan, and for exercises of warrants, respectively.

In March 2002, Ibis completed a public offering of 900,000 shares of Common Stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter.  Net proceeds to the Company were approximately $12,100,000.

(13) Stock Plans and Warrants

(a) Stock Option Plans

In December 1993, the Board of Directors and stockholders approved the adoption of the Company’s 1993 Employee, Director and Consultant Stock Option Plan which provided for the issuance of options to purchase up to 250,000 shares of common stock to employees, consultants and non-employee directors.  In May 1996, the stockholders increased to 750,000 shares the aggregate number of shares that may be granted under this plan.

In October 1997, the Board of Directors approved the adoption of the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “1997 Plan”) which provides for the issuance of options to purchase up to 750,000 shares of common stock of the Company to employees, consultants and non-employee directors.  The stockholders approved the Plan at the May 1998 Annual Stockholders Meeting.  In February 2001, the Board of Directors approved an amendment to the 1997 Plan to increase the aggregate number of shares reserved for issuance to 1,350,000. The stockholders approved this amendment at the May 2001 Annual Stockholders Meeting.

A summary of stock option activity under the plans is as follows:

	Number of shares	Weighted average exercise price of shares
Options outstanding at December 31, 1999	652,834	$11.64
Granted	264,000	41.21
Exercised	(127,668)	8.39
Cancelled	(11,894)	20.43
Options outstanding at December 31, 2000	777,272	22.08
Granted	273,272	10.24
Exercised	(40,330)	8.51
Cancelled	(37,048)	28.58
Options outstanding at December 31, 2001	973,166	19.08
Granted	225,150	7.24
Exercised	—	—
Cancelled	(15,812)	16.61
Options outstanding at December 31, 2002	1,182,504	$16.86

Options exercisable at December 31, 2002	599,054	$17.87

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average outstanding option price	Number exercisable	Weighted average exercise price
$ .08 - 6.00	166,684	9.3	$5.97	6,084	$5.92
$ 6.01 - 9.00	292,973	7.4	$7.92	141,644	$7.86
$ 9.01 - 3.50	376,722	6.3	$10.56	267,139	$10.44
$ 13.51 - 20.26	86,425	7.9	$17.96	38,587	$17.57
$ 20.27 - 30.37	12,250	7.0	$24.07	8,750	$23.95
$ 30.38 - 45.55	79,750	7.3	$35.87	52,000	$35.90
$ 45.56 - 68.32	163,700	7.0	$46.49	82,850	$46.48
$ 68.33 - 98.71	4,000	7.2	$80.55	2,000	$80.55
	1,182,504			599,054

(b) Employee Stock Purchase Plan

On February 24, 2000, the Board of Directors adopted the Ibis Technology Corporation 2000 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 300,000 shares of the Company’s Common Stock may be sold to eligible employees of the Company at a 15% discount from the market value of the shares. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their base earnings withheld to purchase these shares during each offering period, which is a six-month period.

The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 55% of eligible employees participated in the Purchase Plan in the initial offering period, 65% in 2001 and 74% in 2002.  During 2000, 2001, and 2002, the Company sold 14,161, 38,176 and 62,702 shares, respectively, to employees under the Purchase Plan. The stockholders approved the Purchase Plan at the May 2000 Annual Stockholders Meeting.

(c) Warrants

During 2000, 38,263 Warrants were exercised.  Since some of these Warrants were exercised on a cashless basis, 35,840 shares of Common Stock were issued.  At December 31, 2000, there were additional warrants outstanding to purchase 1,392 shares of common stock at $8.40 per share.  These remaining warrants expired in 2001.

In December 2000, the Company issued warrants to purchase 200,000 shares of common stock at $22.30 per share in connection with a license agreement.  The value of the warrants is included in other assets (see note 6) and was calculated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 93.69%, risk-free interest rate of 5.50%, and an expected life of 5 years.  At December 31, 2002, there were 200,000 warrants outstanding.

(14) Significant Customers and Concentration of Business Risk

The Company sells its products to a limited number of semiconductor and optical components manufacturers primarily in the United States, the Pacific Rim and the United Kingdom.

Government sales and other significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

	Government		Other			Total
Year Ended	Amount	%	Significant Customers	Amount	%	Amount	%

December 31, 2000	$678,000	5%	2	$11,329,000	79%	$12,007,000	84%
December 31, 2001	$621,000	8%	3	$4,191,000	56%	$4,812,000	65%
December 31, 2002	$137,000	1%	2	$10,187,000	73%	$10,324,000	74%

Accounts receivable from government sales amounted to approximately $280,000 and $30,000 at December 31, 2001 and 2002, respectively. Accounts receivable from significant customers amounted to $428,000 and $769,000 at December 31, 2001 and 2002, respectively.

Export sales to unaffiliated customers in 2000, 2001 and 2002 were 47%, 52% and 56% of total revenues, respectively.

During 2000, 2001 and 2002, the Company purchased substantially all of its conventional bulk silicon wafers and certain raw materials, components and subassemblies for its implanters from a limited group of suppliers. Disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on the Company’s business and results of operations.

(15) Other Income

In 2001, the Company recognized a non-recurring gain in other income of approximately $1.4 million which is the result of an expired wafer production capacity option that was entered into in September 1995.  Under this agreement, a customer advanced non-refundable cash to the Company to ensure dedicated wafer production capacity over a five-year period.  As wafers were produced, amounts were recognized in revenue over this five-year period, which ended December 2000.  During 2001 Ibis completed its negotiations with this customer and decided not to extend the agreement further.  Accordingly, the remaining amount deferred under this agreement was recognized in income, as no further obligations exist.

(16) Industry Segments

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” during 1998.  SFAS No. 131 established the standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.

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

The table below provides information for the years ended December 31, 2000, 2001 and 2002 pertaining to the Company’s three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Revenues
Year Ended December 31, 2000	$8,173,095	$5,769,393	$532,395	$14,474,883
Year Ended December 31, 2001	5,390,860	1,525,317	518,379	7,434,556
Year Ended December 31, 2002	7,646,307	6,102,748	282,979	14,032,034

Operating Income (Loss)
Year Ended December 31, 2000	774,010	(2,363,418)	144,076	(1,445,332)
Year Ended December 31, 2001	(5,690,297)	(4,037,328)	142,008	(9,585,617)
Year Ended December 31, 2002	(8,952,392)	(3,391,162)	167,838	(12,175,716)

Assets
December 31, 2000	17,587,720	11,478,915	56,686	29,123,321
December 31, 2001	32,179,004	8,797,202	99,405	41,075,611
December 31, 2002	33,259,578	5,501,872	546,948	39,308,398

Capital Expenditures
Year Ended December 31, 2000	10,110,169	812,850	—	10,923,019
Year Ended December 31, 2001	5,801,261	335,949	—	6,137,210
Year Ended December 31, 2002	8,409,457	134,089	—	8,543,546

Depreciation and Amortization of Property and Equipment
Year Ended December 31, 2000	1,393,259	159,233	3,656	1,556,148
Year Ended December 31, 2001	2,967,751	536,670	—	3,504,421
Year Ended December 31, 2002	4,648,649	1,478,767	—	6,127,416

The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company’s totals.

	Years Ended December 31,
Segment Reconciliation	2000	2001	2002
Loss Before Income Taxes:
Total operating loss for reportable segments	$(1,445,332)	$(9,585,617)	$(12,175,716)
Corporate general & administrative expenses	(1,998,303)	(2,273,077)	(2,174,198)
Net other income	1,943,024	2,265,031	254,991
Loss before income taxes	$(1,500,611)	$(9,593,663)	$(14,094,923)

Assets:
Total assets for reportable segments	$29,123,321	$41,075,611	$39,308,398
Cash & cash equivalents not allocated to segments	26,366,299	13,087,799	11,745,918
Other unallocated assets	808,904	756,894	644,643
Total assets	$56,298,524	$54,920,304	$51,698,959

Capital Expenditures:
Total capital expenditures for reportable segments	$10,923,019	$6,137,210	$8,543,546
Corporate capital expenditures	288,670	236,571	145,250
Total capital expenditures	$11,211,689	$6,373,781	$8,688,796

Depreciation and Amortization:
Total depreciation & amortization for reportable segments	$1,556,148	$3,504,421	$6,127,416
Corporate depreciation & amortization	106,390	128,243	137,133
Total depreciation & amortization	$1,662,538	$3,632,664	$6,264,549

(17) Selected Quarterly Financial Data (Unaudited)

The Table below provides information for the years 2000, 2001 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
Total sales and revenue	$2,039,112	$5,920,230	$2,521,588	$3,993,953
Gross profit (loss)	921,594	1,852,266	690,358	1,316,669
Loss from operations	(865,255)	(513,472)	(1,267,169)	(797,739)
Net loss	(371,299)	(23,184)	(798,042)	(309,342)
Net loss per common share	(0.05)	0.00	(0.10)	(0.03)
2001
Total sales and revenue	$3,200,505	$1,256,418	$1,443,827	$1,533,806
Gross profit (loss)	1,089,664	(957,856)	(1,763,430)	(1,022,089)
Loss from operations	(1,126,293)	(3,300,621)	(3,972,858)	(3,458,922)
Net loss	(785,158)	(3,048,554)	(2,405,480)	(3,355,727)
Net loss per common share	(0.09)	(0.37)	(0.29)	(0.40)
2002
Total sales and revenue	$1,625,346	$1,857,991	$7,729,976	$2,818,721
Gross profit (loss)	(1,489,154)	(1,556,248)	151,089	(1,513,772)
Loss from operations	(3,846,027)	(4,124,533)	(2,337,936)	(4,041,418)
Net loss	(3,786,562)	(4,027,840)	(2,272,591)	(4,009,186)
Net loss per common share	(0.44)	(0.43)	(0.24)	(0.42)

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.                            DIRECTORS AND OFFICERS OF THE REGISTRANT

The Response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.                            EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Transactions” and “Executive Compensation—Employment Contracts and Change of Control Arrangements” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.                            DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

(a)  Within 90 days prior to the filing of this Annual Report on Form 10-K, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in:

•                  Accumulating and communicating information to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure; and

•                  Recording, processing, summarizing and reporting information required to be included in our periodic reports filed with the SEC in a timely manner.

(b)  There have been no significant changes in our internal controls or in other factors since the date of the evaluation of the CEO and CFO that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K.

Item 15(a)(1) and (2)

See “Index to Financial Statements and Financial Statement Schedule” at Item 8 to this Annual Report on Form 10-K.  Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)         Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
3.1	-	Restated Articles of Organization of Registrant (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 and incorporated herein by reference)
3.1.1	-

Articles of Amendment to the Restated Articles of Organization of the Registrant (Filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 and incorporated herein by reference)

3.1.2	-

Articles of Amendment to the Restated Articles of Organization of the Registrant (Filed as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 and incorporated herein by reference)

3.2	-	Restated By-Laws of the Registrant, as amended (Filed as Exhibit 3.2*)
4.1	-	Article 4 of Restated Articles of Organization (Filed as Exhibit 4.1*)
4.2	-	Form of Common Stock Certificate (Filed as Exhibit 4.2*)
10.1	-	Master Agreement, dated as of August 7, 1992, among the Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as Exhibit 10.1*)
10.2	-	Sublicense Agreement, dated December 21, 1993, among the Registrant, Dr. Hilton Glavish, and Zimec, Inc. (Filed as Exhibit 10.2*)
@10.3	-	Business Development Agreement, dated as of July 15, 1994, between the Registrant and Mitsubishi Materials Corporation (Filed as Exhibit 10.3*)
10.4	-	Lease Agreement, dated December 22, 1987, as amended, between the Registrant and Thomas J. Flatley d/b/a The Flatley Company (“Flatley”) (Filed as Exhibit 10.4*)
10.4A	-

Fifth Amendment to Lease Agreement, dated February 4, 1997 between the Registrant and Flatley (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997 and Incorporated herein by reference).

10.5	-	Form of Noncompetition, Nondisclosure and Assignment of Inventions Agreement between the Registrant and each current employee of the Registrant (Filed as Exhibit 10.11*)
†10.6	-

Ibis Technology Corporation 1993 Employee, Director and Consultant Stock Option Plan as amended (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996 and Incorporated herein by reference)

†10.7	-	Form of Stock Option Agreement under 1993 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.16*)
†10.8	-	1995/1996 Incentive Compensation Plan of the Registrant (Filed as Exhibit 10.17*)
@10.9	-	Capacity Option Agreement, dated September 21, 1995, between Registrant and Motorola Corporation (Filed as Exhibit 10.18*)
10.10	-	Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit 10.26*)
10.11	-	License Agreement, dated as of September 1, 1994, between the Registrant and Nissin Electric Co., Ltd. (Filed as Exhibit 10.27*)
10.12	-

Equipment Purchase Master Agreement, dated as of May 22, 1996, between Registrant, and IBM (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No.0-13078) filed on September 12, 1996 and incorporated herein by reference).

Exhibit Number		Description
†10.13	-

Ibis Technology Corporation 1997 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-45247) filed on January 30, 1998 and incorporated herein by reference).

@10.14	-

Task Order dated April 10, 1998, between the Registrant and International Business Machines Corporation (“IBM”) (Filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 and incorporated herein by reference).

@10.15	-

Licensing and Development Agreement, dated June 9, 1998, between the Registrant and IBM (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 and incorporated herein by reference)

10.16	-

Sixth Amendment to Lease dated July 16, 1998, amending Lease Agreement dated December 22, 1987 between the Company and Thomas J. Flatley d/b/a the Flatley Company (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by reference)

†10.17	-

Change of Control Agreement, dated September 20, 1999, between the Registrant and Martin J. Reid (Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference)

†10.18	-

Change of Control Agreement, dated September 20, 1999, between the Registrant and Debra L. Nelson (Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference)

@10.19	-

License Agreement dated July 1, 1999, between the Registrant and Mitsubishi Materials Silicon Corporation (Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference)

10.20	-

Lease Agreement, dated April 14, 2000, between the Registrant and Flatley (Filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 and incorporated herein by reference)

10.21	-	Ibis Technology Corporation 2000 Employee Stock Purchase Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-36706) filed on May 10, 2000 and incorporated herein by reference)
@10.22	-

Advantox 150 License Agreement dated November 1, 2000, between the Registrant and Mitsubishi Materials Silicon Corporation (Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

†10.23	-

Employment Agreement, dated December 27, 2000 between the Registrant and Martin J. Reid (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

@10.24	-

License Agreement dated December 15, 2000, between the Registrant and International Business Machines Corporation (“IBM”) (Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

10.25	-

Patent License Agreement dated December 15, 2000, between the Registrant and IBM (Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

10.26	-

Stock Purchase Warrant Agreement dated December 15, 2000, between the Registrant and IBM (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

Exhibit Number		Description
10.27	-

Amendment of Lease Agreement dated September 25, 2001, between the Company and Thomas J. Flatley d/b/a the Flatley Company.  (Filed as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 and incorporated herein by reference)

10.28	-

Master Lease Agreement dated September 25, 2001, between the Company and Heller Financial Leasing, Inc., including additional Collateral Rider and Schedule A to Additional Collateral Rider. (Filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 and incorporated herein by reference)

10.29	-

Amendment to Warrant Agreement dated June 1, 2001 between the Company and International Business Machines Corporation.  (Filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 and incorporated herein by reference)

#10.30		Amended and Restated License Agreement dated November 14, 2002, between the Registrant and IBM
10.31		Amendment to the Patent License Agreement dated November 14, 2002, between the Registrant and IBM
11	-	Statement regarding computation of per share income (loss)
23	-	Consent and Report on Financial Statement Schedule of KPMG LLP

*                                         Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-1174, effective April 2, 1996.

@                                    Confidential treatment previously obtained from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been granted are marked “Confidential” and such confidential portions have been filed separately with the Securities and Exchange Commission.

#                                         Confidential treatment requested from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been granted are marked “Confidential” and such confidential portions have been filed separately with the Securities and Exchange Commission.

†                                          Management contract or compensatory plan, contract or arrangement.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(B) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Item 15(b)                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 12, 2003.

IBIS TECHNOLOGY CORPORATION

By:	/s/ Martin J. Reid
Martin J. Reid
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures		Title	Date

By:	/s/ Martin J. Reid	President, Chief Executive Officer and Chairman (principal executive officer) and Director	March 12, 2003
Martin J. Reid

By:	/s/ Debra L. Nelson	Chief Financial Officer, Treasurer, Clerk, (principal financial and accounting officer)	March 12, 2003
Debra L. Nelson

By:	/s/ Dimitri A. Antoniadis, Ph.D.	Director	March 12, 2003
Dimitri A. Antoniadis, Ph.D.

By:	/s/ Robert L. Gable	Director	March 12, 2003
Robert L. Gable

By:	/s/ Leslie B. Lewis	Director	March 12, 2003
Leslie B. Lewis

By:	/s/ Donald McGuinness	Director	March 12, 2003
Donald McGuinness

By:	/s/ Lamberto Raffaelli	Director	March 12, 2003
Lamberto Raffaelli

CERTIFICATIONS

I, Martin J. Reid, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Ibis Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003	/s/ Martin J. Reid
Martin J. Reid
President and Chief Executive Officer

CERTIFICATIONS

I, Debra L. Nelson, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Ibis Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003	/s/ Debra L. Nelson
Debra L. Nelson
Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned President & Chief Executive Officer and Chief Financial Officer of the Company, certifies, that to their knowledge:

1)  the Company’s Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2)    the information contained in the Company’s Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Martin J. Reid	/s/ Debra L. Nelson
Martin J. Reid	Debra L. Nelson
President & Chief Executive Officer	Chief Financial Officer

Date: March 12, 2003	Date: March 12, 2003

SCHEDULE II

IBIS TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001 and 2002

Description	Balance at Beginning of Period	Charged to Expense	Amounts written off	Balance at end of Period
Allowance for Doubtful Accounts
December 31, 2000	65,000	—	—	65,000
December 31, 2001	65,000	—	—	65,000
December 31, 2002	65,000	—	—	65,000

Reserve for Inventory Obsolescence
December 31, 2000	488,000	440,000	357,000	571,000
December 31, 2001	571,000	313,000	215,000	669,000
December 31, 2002	669,000	290,000	—	959,000

S-1