Form 10-Q
period 2003-03-31
IBIS TECHNOLOGY CORP
filed 2003-04-30
CIK 855182

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2003
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        9,474,940 shares of Common Stock, par value $.008, were outstanding on April 29, 2003.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,745,918	$8,363,711
Accounts receivable, trade, net	1,598,560	590,252
Inventories (note 3)	1,231,559	1,633,641
Deferred costs	2,621,580	2,621,580
Prepaid expenses and other current assets	112,729	302,720

Total current assets	17,310,346	13,511,904

Property and equipment	51,728,659	52,526,579
Less: Accumulated depreciation and amortization	(19,233,900)	(20,798,067)

Net property and equipment	32,494,759	31,728,512
Patents and other assets, net	1,893,854	1,825,419

Total assets	$51,698,959	$47,065,835

Liabilities and Stockholders' Equity
Current liabilities:
Capital lease obligation, current	$1,501,415	$1,499,309
Accounts payable	897,212	1,641,635
Accrued liabilities	2,394,601	2,124,649
Deferred revenue	6,966,325	6,521,325

Total current liabilities	11,759,553	11,786,918
Capital lease obligation, noncurrent	1,184,400	810,264

Total liabilities	12,943,953	12,597,182

Stockholders' equity:
Undesignated preferred stock, $.01 par value.
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued 9,474,940 shares in 2002 and 2003	75,799	75,799
Additional paid-in capital	79,101,032	79,101,032
Accumulated deficit	(40,421,825)	(44,708,178)

Total stockholders' equity	38,755,006	34,468,653

Total liabilities and stockholders' equity	$51,698,959	$47,065,835

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2002	2003
Net Sales and revenue:
Product sales	$1,406,330	$675,700
Contract and other revenue	72,278	498,464
Equipment revenue	146,738	233,987

Total net sales and revenue (note 2)	1,625,346	1,408,151
Cost of sales and revenue:
Cost of product sales	2,968,352	2,873,915
Cost of contract and other revenue	81,883	18,157
Cost of equipment revenue	64,265	119,853

Total cost of sales and revenue	3,114,500	3,011,925

Gross margin	(1,489,154)	(1,603,774)

Operating expenses:
General and administrative	529,607	618,753
Marketing and selling	372,545	354,533
Research and development	1,454,721	1,735,636

Total operating expenses	2,356,873	2,708,922

Loss from operations	(3,846,027)	(4,312,696)

Other income (expense):
Interest income	64,085	25,845
Interest expense	(3,364)	(1,972)
Other income	—	3,726

Total other income	60,721	27,599
Loss before income taxes	(3,785,306)	(4,285,097)
Income tax expense	1,256	1,256

Net loss	$(3,786,562)	$(4,286,353)

Net loss per common share:
Basic	$(0.44)	$(0.45)

Diluted	$(0.44)	$(0.45)

Weighted average number of common shares outstanding:
Basic	8,512,238	9,474,940

Diluted	8,512,238	9,474,940

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(3,786,562)	$(4,286,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,577,998	1,653,779
Changes in operating assets and liabilities:
Accounts receivable, trade	3,895,832	1,008,308
Inventories	(13,251)	(402,082)
Prepaid expenses and other current assets	(503,702)	(189,991)
Accounts payable	297,193	744,423
Accrued liabilities and deferred revenue	84,515	(714,952)

Net cash provided (used) in operating activities	1,552,023	(2,186,868)

Cash flows from investing activities:
Additions to property and equipment, net	(679,215)	(804,127)
Other assets	(35,440)	(14,970)

Net cash used in investing activities	(714,655)	(819,097)

Cash flows from financing activities:
Payments of capital lease obligations	(377,916)	(376,242)
Exercise of stock options and warrants	2	—
Proceeds from sale of common stock net of issuance costs	10,887,250	—

Net cash provided (used) by financing activities	10,509,336	(376,242)

Net increase (decrease) in cash and cash equivalents	11,346,704	(3,382,207)
Cash and cash equivalents, beginning of period	13,087,799	11,745,918

Cash and cash equivalents, end of period	$24,434,503	$8,363,711

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,364	$1,972

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)  Interim Financial Statements

        The accompanying financial statements are unaudited, except for the Balance Sheet as of December 31, 2002, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

        In the opinion of management, the interim financial statements include all adjustments which consist only of normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2002 which are included in the Company's Annual Report on Form 10-K.

(2)  Summary of Significant Accounting Policies

  (a) Revenue Recognition

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

  (b) Stock-Based Compensation

        The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

	For the Three Months Ended March 31,
	2002	2003
Net loss, as reported	$(3,786,562)	$(4,286,353)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,395,169)	(1,472,716)
Pro-forma net loss	$(6,181,731)	$(5,759,069)
Net loss per share:
Basic and diluted—as reported	$(0.44)	$(0.45)
Basic and diluted—pro-forma	$(0.73)	$(0.61)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	200	2003
Risk-free interest rate	4.14%	1.98%
Expected dividend yield	0.0%	0.0%
Expected volatility	119.7%	101.3%
Expected life (years)	3	3
Weighted average fair value of options granted during the quarter	$16.36	$7.62

        Pro-forma net loss reflects only options granted in 1995 through 2002. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995, are not considered.

(3)  Inventories

        Inventories consist of the following:

	December 31, 2002	March 31, 2003
Raw materials	$810,740	$1,031,204
Work in process	94,090	306,653
Finished goods	326,729	295,784

Total inventory	$1,231,559	$1,633,641

(4)  Capitalization

        In March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter. Net proceeds to the Company were approximately $12,100,000, of which approximately $10,900,000 was received as of March 31, 2002.

(5)  Net Loss Per Share

        Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three months ended March 31,

2002 and March 31, 2003, common stock equivalents of 122,935, and 1,449, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(6)  Industry Segments

        The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

        The table below provides unaudited information for the three months ended March 31, 2002 and 2003 pertaining to the Company's three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Sales and Revenue
Three Months Ended March 31, 2002	$1,406,330	$146,738	$72,278	$1,625,346
Three Months Ended March 31, 2003	675,700	233,987	498,464	1,408,151
Operating Income (Loss)
Three Months Ended March 31, 2002	(2,201,848)	(1,104,967)	(9,605)	(3,316,420)
Three Months Ended March 31, 2003	(2,903,153)	(1,271,096)	480,307	(3,693,942)
Assets
March 31, 2003	32,420,774	5,403,084	105,448	37,929,306
Capital Expenditures
Three Months Ended March 31, 2002	619,152	34,482	—	653,634
Three Months Ended March 31, 2003	804,127	—	—	804,127
Depreciation and Amortization of Property and Equipment
Three Months Ended March 31, 2002	1,139,261	404,568	—	1,543,829
Three Months Ended March 31, 2003	1,261,523	359,529	—	1,621,052

        The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.

	Three Months Ended March 31,
Segment Reconciliation
	2002	2003
Loss Before Income Taxes:
Total operating loss for reportable segments	$(3,316,420)	$(3,693,942)
Corporate general & administrative expenses	(529,607)	(618,754)
Net other income	60,721	27,599

Loss before income taxes	(3,785,306)	(4,285,097)

Capital Expenditures:
Total capital expenditures for reportable segments	653,634	804,127
Corporate capital expenditures	25,581	—

Total capital expenditures	679,215	804,127

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	1,543,829	1,621,052
Corporate depreciation and amortization	34,169	32,727

Total depreciation and amortization	$1,577,998	$1,653,779

Segment Reconciliation	Balance as of 3/31/03
Assets:
Total assets for reportable segments	$37,929,306
Cash & cash equivalents not allocated to segments	8,363,711
Other unallocated assets	772,818

Total assets	$47,065,835

(7)  New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

        Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted SFAS 146 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

        Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

IBIS TECHNOLOGY CORPORATION

PART I—ITEM 2

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

        Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years. In 2002, Ibis introduced the next generation production-worthy SIMOX-SOI, which includes both the modified low dose ("MLD") wafer process licensed to Ibis by IBM and the i2000, our next-generation oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer. The implanter was shipped to this customer in the last quarter of 2002 and is undergoing factory acceptance.

        Wafer product sales this quarter were down, as expected, mainly because wafer production was delayed while our largest wafer customer was evaluating multiple types of MLD wafers for 300 mm production. During the quarter, we also applied several reliability upgrades to our internal i2000 implanter. Although these events took somewhat longer than anticipated and limited our ability to ship 300 mm wafers, we achieved a significant number of goals that position us for near-term growth:

  •
  Working under the terms of the Joint Development Agreement (JDA) with our largest customer, we made a number of significant process improvements, leading to a new, advanced SIMOX process that we believe meets the needs of the newest, most advanced integrated circuits.

  •
  Our largest customer finalized the process "recipes' to be used to manufacture the 300 mm production wafers they have on order.

  •
  We have completed several reliability and performance enhancements on our i2000 implanter, and it is now back in production.

  •
  We have completed the qualification of an additional i2000 implanter, which is now on line predominantly for production of 300-millimeter wafers within our Danvers, Mass. facility.

  •
  Our second balance-of-process line has been fully qualified and is now available for completing the manufacture of 300-millimeter SIMOX-SOI wafers following the implantation process.

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

        At March 31, 2003, Ibis had eight Ibis 1000 implanters, two of which are owned by a customer, available to produce up to 200 mm SIMOX wafers and two i2000's available to produce 300 mm SIMOX wafers. One more Ibis 1000 implanter is available for sale and an additional one is dedicated as a research and development tool. We also have one additional i2000 implanter under construction that will be available for sale or utilized internally for wafer production. Although our 200 mm and smaller wafer size production line is currently underutilized, considering our future plans, current potential business prospects and alternatives, Management believes that we do not have an impairment issue at this time. However, if our future plans and potential business prospects do not materialize, if semiconductor manufacturers fail to adopt SIMOX technology during the current process cycle (which typically last two to three years) or our customers transition to the 300 mm wafer size sooner than we anticipate, our 200 mm and smaller wafer size production line may become obsolete and we would be required to reduce our income by an impairment loss which could be material.

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

Results of Operations

First Quarter Ended March 31, 2003 Compared to First Quarter Ended March 31, 2002

        Product Sales.    Wafer product sales decreased $730,630 or 52%, to $675,700 for the first quarter ended March 31, 2003 from $1,406,330 for the first quarter ended March 31, 2002. Wafer product sales this quarter were down mainly because wafer production was delayed while our largest wafer customer was evaluating multiple types of MLD wafers for 300 mm production. During the quarter, we also applied several reliability upgrades to our internal i2000 implanter. These events took somewhat longer than anticipated, so we were limited in our ability to ship 300 mm wafers, which accounted for 39% of wafer sales.

        Contract and Other Revenue.    Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue increased for the first quarter ended March 31, 2003 to $498,464 from $72,278 for the first quarter ended March 31, 2002, an increase of $426,186 or 590%. This is attributable to revenue recognized from the transfer of wafer technology to Shanghai Simgui pursuant to a license agreement. Royalty fees also increased, but these were offset by a decrease in government contract work.

        Equipment Revenue.    Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service. Equipment revenue increased to $233,987 for the first quarter ended March 31, 2003 from $146,738 for the first quarter ended March 31, 2002, an increase of $87,249 or 59%. Equipment revenue in both quarters consisted solely of parts and service revenue. Field service revenue accounted for $70,550 for the first quarter ended March 31, 2003 as compared to $70,800 for the same period last year. Sales of spare parts accounted for $163,437 of equipment revenue for the first quarter ended March 31, 2003 as compared to $75,938 of equipment revenue for the first quarter ended March 31, 2002.

        Total Net Sales and Revenue.    Total net revenue for the first quarter ended March 31, 2003 was $1,408,151, a decrease of $217,195, or 13%, from total revenue of $1,625,346 for the first quarter ended March 31, 2002. This resulted from a decrease in wafer product sales.

        Total Cost of Sales and Revenue.    Cost of wafer product sales for the first quarter ended March 31, 2003 was $2,873,915, compared to $2,968,352 for the first quarter ended March 31, 2002, a decrease of $94,437, or 3%. This decrease is attributable to the decrease in production volume during the quarter which was offset by increased fixed costs, mainly depreciation and amortization of 300 mm equipment. In addition, the optimum production yield on our 300 mm wafer products has not yet been realized which resulted in higher costs this quarter. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the first quarter ended March 31, 2003 was $18,157, as compared to $81,883 for the first quarter ended March 31, 2002, a decrease of $63,726, or 78%. This is attributable to a decrease of work performed on contracts. Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2003 was $119,853, as compared to $64,265 for the first quarter ended March 31, 2002. This increase is due to the increase in the volume of parts sold during this quarter. Total cost of sales and revenue for the first quarter ended March 31, 2003 was $3,011,925 as compared to $3,114,500 for the first quarter ended March 31, 2002, a decrease of $102,575 or 3%. The gross margin for all sales was a negative 114% for the first quarter ended March 31, 2003 as compared to a negative gross margin of 92% for the first quarter ended March 31, 2002. This decrease in the gross margin for all sales is attributable to decreased wafer sales and an increase in fixed wafer costs. Our wafer production line for smaller wafer sizes is currently underutilized and the optimum production yield on 300 mm wafer products has not yet been realized. We believe that as these conditions improve the wafer product gross margins will increase.

        General and Administrative Expenses.    General and administrative expenses for the first quarter ended March 31, 2003 were $618,753 (or 44% of total revenue) as compared to $529,607 (or 33% of total revenue) for the first quarter ended March 31, 2002, an increase of $89,146, or 17%. This is a result of increased payroll and payroll related expenses related to the hire of Ibis' Chief Operating Officer in March 2002. Director's & Officer's liability insurance also increased.

        Marketing and Selling Expenses.    Marketing and selling expenses for the first quarter ended March 31, 2003 were $354,533 (or 25% of total revenue) as compared to $372,545 (or 23% of total revenue) for the first quarter ended March 31, 2002, a decrease of $18,012, or 5%. This is a result of a decrease in promotional expenses.

        Research and Development Expenses.    Internally funded research and development expenses increased by $280,915 or 19%, to $1,735,636 (or 123% of total revenue) for the first quarter ended March 31, 2003, as compared to $1,454,721 (or 90% of total revenue) for the first quarter ended March 31, 2002. This is due to a Joint Development Agreement Ibis entered into in January 2003 to develop an enhanced, modified low-dose (MLD) process for the manufacture of SIMOX-SOI wafers. Consulting services relating to the i2000 implanters also increased.

        Other Income (Expense).    Total other income for the first quarter ended March 31, 2003 was $27,599 as compared to $60,721 for the first quarter ended March 31, 2002, a decrease of $33,122, or 55%. The decrease in total other income is attributable to decreased interest income earned as a result of lower average cash balances and a reduction in the interest rates.

Liquidity and Capital Resources

        As of March 31, 2003, Ibis had cash and cash equivalents of $8,363,711, reflecting the receipt of a majority of the proceeds from the sale of an i2000 implanter in December 2002 which was due upon shipment. In addition, in March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment by the underwriter. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $12.1 million and were used primarily to fund research and development, capital expenditures and working capital.

        During the three months ended March 31, 2003, Ibis used $2,186,868 in cash for operating activities compared to providing $1,552,023 for the same period in 2002. Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 was $1,653,779 and $1,577,998, respectively. This accounted for 117% and 97% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the recent expansion of our 300 mm SIMOX-SOI wafer production line, Management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. Ibis also used $804,127 during the three months ended March 31, 2003 to fund additions to property and equipment. At March 31, 2003, Ibis had commitments to purchase approximately $1,991,498 of material to be used for manufacturing wafers and i2000 implanter parts and $251,634 in capital equipment purchases.

        As part of our cash management plan, we initiated additional cost saving measures during the first quarter of 2003. This included the lay-off of sixteen employees, so our headcount is now 94 employees. We also increased the number of days off that all employees, except wafer manufacturing and customer support, must use over the next three months. We expect these measures to save us in excess of $1 million on an annual basis.

        In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial's Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production, primarily for 300 mm wafers. This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of $131,212. Ibis has a fair market value purchase option at the end of the lease term. The lease line is secured by the underlying assets and all other property and equipment of Ibis.

        Our existing cash resources are believed to be sufficient to support Ibis' operations on our anticipated scale for at least the next twelve months. Our anticipated scale of operations assumes a continuous increase of wafer sales for the balance of the year, primarily 300 mm SIMOX wafers. We also anticipate that our spending rates for 2003 will reduce to more normal levels now that we have completed the build of our second 300 mm wafer production line. In addition, the cost reductions implemented in the first quarter of 2003 will further reduce these spending rates. Our outlook also includes the receipt of orders for one to three implanters. We continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs.

        This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the impact that the MLD process and i2000 oxygen implanter is expected to have on future financial results, belief that in future years our business is more likely to include a growing component of equipment sales, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, the expectation that gross margins on wafer product sales will increase as volumes and production yields improve, the continuation of fluctuations in revenue and results of operations, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the need for future additional capital, the sufficiency of our capital resources, and the anticipated scale of Ibis' operations. Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties are referenced in the Company's SEC filings from time to time, including, but not limited to those described above and in our Form 10-K for the year ended December 31, 2002. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

Effects Of Inflation

        Ibis believes that over the past three years inflation has not had a significant impact on Ibis' sales or operating results.

IBIS TECHNOLOGY CORPORATION

PART I—ITEM 3

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

PART II

OTHER INFORMATION

Item 1—Legal Proceedings

    None

Item 2—Changes in Securities

    None

Item 3—Defaults upon Senior Securities

    None

Item 4—Submission of Matters to a Vote of Security Holders

    None

Item 5—Other Information

    None

Item 6—Exhibits and Reports on Form 8-K

    (a)    Exhibits furnished as Exhibits hereto:

      None

    (b)    Reports on Form 8-K:

      None

IBIS TECHNOLOGY CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation
Date: April 30, 2003	By:	/s/ DEBRA L. NELSON Debra L. Nelson Chief Financial Officer, Treasurer and Clerk (principal financial and accounting officer)
Date: April 30, 2003	By:	/s/ MARTIN J. REID Martin J. Reid President and Chief Executive Officer

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ MARTIN J. REID Martin J. Reid President and Chief Executive Officer

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ DEBRA L. NELSON Debra L. Nelson Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned President & Chief Executive Officer and Chief Financial Officer of the Company, certifies, that to their knowledge:

        1)    the Company's Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        2)    the information contained in the Company's Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MARTIN J. REID Martin J. Reid President & Chief Executive Officer	/s/ DEBRA L. NELSON Debra L. Nelson Chief Financial Officer
Date: April 30, 2003	Date: April 30, 2003