Form 10-Q
period 2003-06-30
IBIS TECHNOLOGY CORP
filed 2003-08-08
CIK 855182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20569

                                    Form 10-Q


[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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


Yes   X           No ___
     ----


9,515,697 shares of Common Stock, par value $.008, were outstanding on August 7, 2003.

                           IBIS TECHNOLOGY CORPORATION

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                                                                  Page
------------------------------                                                                                  Number
                                                                                                                ------
  Item 1 - Financial Statements:
    Balance Sheets
        December 31, 2002 and June 30, 2003 (unaudited)................................................           3

    Statements of Operations
        Three Months Ended June 30, 2002 and 2003 and
         Six Months Ended June 30, 2002 and June 30, 2003 (unaudited)..................................           4

    Statements of Cash Flows
        Six Months Ended June 30, 2002 and 2003 (unaudited)............................................           5

    Notes to Unaudited Interim Financial Statements....................................................           6

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................................................           11

  Item 3 - Quantitative and Qualitative Disclosure About Market Risk...................................           19


  PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...........................................................................           19

  Item 2 - Changes in Securities.......................................................................           19

  Item 3 - Defaults upon Senior Securities.............................................................           19

  Item 4 - Submission of Matters to a Vote of Security Holders.........................................           19

  Item 5 - Other Information...........................................................................           19

  Item 6 - Exhibits and Reports on Form 8-K ...........................................................           19

  Signatures  .........................................................................................           20

                           IBIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                      December 31,      June 30,
                                                                                         2002             2003
                                                                                  -----------------    -------------
Assets
Current assets:
   Cash and cash equivalents....................................................    $  11,745,918      $  6,486,090
   Accounts receivable, trade, net (note 6).....................................        1,598,560         1,176,721
   Unbilled revenue (note 6)....................................................               --           528,581
   Inventories (note 3).........................................................        1,231,559         2,230,930
   Deferred costs...............................................................        2,621,580                --
Prepaid expenses and other current assets.......................................          112,729           234,062
                                                                                 ----------------   ---------------
         Total current assets...................................................       17,310,346        10,656,384
                                                                                   --------------   ---------------
Property and equipment..........................................................       51,728,659        51,270,699
   Less:  Accumulated depreciation and amortization.............................      (19,233,900)      (20,522,279)
                                                                                   --------------   ---------------
         Net property and equipment.............................................       32,494,759        30,748,420
Patents and other assets, net...................................................        1,893,854         1,757,262
                                                                                   --------------   ---------------
         Total assets...........................................................    $  51,698,959     $  43,162,066
                                                                                    =============     =============

Liabilities and Stockholders' Equity
Current liabilities:
      Capital lease obligation, current.........................................   $    1,501,415    $    1,497,116
      Accounts payable..........................................................          897,212         2,119,217
      Accrued liabilities.......................................................        2,394,601         3,002,498
      Deferred revenue..........................................................        6,966,325           252,000
                                                                                  ---------------   ---------------
         Total current liabilities..............................................       11,759,553         6,870,831
    Capital lease obligation, noncurrent........................................        1,184,400           435,859
                                                                                  ---------------   ---------------
         Total liabilities......................................................       12,943,953         7,306,690
                                                                                   --------------    --------------

Stockholders' equity:
   Undesignated preferred stock, $.01 par value.
      Authorized 2,000,000 shares; none issued....................................             --                --
   Common stock, $.008 par value.
      Authorized 50,000,000 shares; issued 9,474,940 shares and
         9,506,605 shares in 2002 and 2003, respectively........................           75,799            76,052
    Additional paid-in capital..................................................       79,101,032        79,261,476
    Accumulated deficit.........................................................      (40,421,825)      (43,482,152)
                                                                                   --------------     -------------
         Total stockholders' equity.............................................       38,755,006        35,855,376
                                                                                   --------------     -------------
         Total liabilities and stockholders' equity.............................    $  51,698,959     $  43,162,066
                                                                                    =============     =============

                                   See accompanying notes to unaudited interim financial statements.



                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                 Three months ended                    Six months ended
                                                                      June 30,                             June 30,
                                                               2002             2003              2002                  2003
                                                          --------------    -------------    --------------        --------------
   Net Sales and revenue:
     Product sales......................................  $    1,574,987    $   3,532,200    $    2,981,317        $    4,207,900
     Contract and other revenue........................           99,782           27,601           172,060               526,065
     Equipment revenue................................. .        183,222        8,162,188           329,960             8,396,175
                                                             -----------     -------------    -------------        --------------
        Total net sales and revenue (notes 2 and 6)            1,857,991       11,721,989         3,483,337            13,130,140

   Cost of sales and revenue:
     Cost of product sales..............................       3,314,286        4,631,928         6,282,638             7,505,843
     Cost of contract and other revenue................            5,374            9,845            87,257                28,002
     Cost of equipment revenue.........................           94,579        3,685,849           158,844             3,805,702
                                                              ----------     -------------    -------------       ---------------
        Total cost of sales and revenue................        3,414,239        8,327,622         6,528,739            11,339,547
                                                              ----------     -------------    -------------       ---------------
        Gross profit (loss).............................      (1,556,248)       3,394,367        (3,045,402)            1,790,593
                                                              -----------    -------------    --------------      ---------------

   Operating expenses:
     General and administrative........................          612,012          567,794         1,141,619             1,186,547
     Marketing and selling.............................          400,855          305,936           773,400               660,469
     Research and development..........................        1,555,418        1,297,660         3,010,139             3,033,296
                                                             -------------     -------------    -------------     ---------------
        Total operating expenses.......................        2,568,285        2,171,390         4,925,158             4,880,312
                                                             -------------     -------------    -------------     ---------------
        Profit (loss) from operations..................       (4,124,533)       1,222,977        (7,970,560)           (3,089,719)
                                                             -------------    --------------    -------------     ---------------

   Other income (expense):
     Interest income....................................          99,714           14,053          163,799                 39,898
     Interest expense...................................          (3,021)         (11,003)          (6,385)               (12,975)
     Other..............................................              --               (1)              --                  3,725
                                                             -----------      -------------    --------------     ---------------
        Total other income.............................           96,693             3,049         157,414                 30,648
                                                            ------------    --------------    -------------       ---------------
        Profit (loss) before income taxes..............       (4,027,840)        1,226,026      (7,813,146)            (3,059,071)

   Income tax expense..................................               --                --           1,256                  1,256
                                                            ------------            ------       ---------        ---------------

        Net income (loss) (note2)......................    $ (4,027,840)    $    1,226,026   $  (7,814,402)       $    (3,060,327)
                                                           =============    ==============   ===============      ===============

   Net income (loss) per common share:
    Basic...............................................   $     (0.43)     $         0.13   $       (0.87)       $        (0.32)
                                                           ===========      ==============   ===============      ===============
    Diluted............................................    $    (0.43)      $         0.13   $       (0.87)       $        (0.32)
                                                           ===========     ===============   ================     ===============


   Weighted average number of common shares outstanding:
    Basic............................................       9,420,391            9,485,507        8,968,823            9,480,252
                                                           ==========       ==============    =============       ==============
    Diluted (note5).................................        9,420,391            9,501,079        8,968,823            9,480,252
                                                           ==========       ==============    =============       ==============

                                    See accompanying notes to unaudited interim financial statements.




                           IBIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six months ended
                                                                                                June 30,
                                                                                      2002                  2003
                                                                                 ----------------     ---------------
Cash flows from operating activities:
Net loss...................................................................      $ (7,814,402)     $     (3,060,327)
Adjustments to reconcile net loss to net cash provided by
      operating activities:
   Depreciation and amortization...........................................         3,107,055             3,325,952
   Changes in operating assets and liabilities:
   Accounts receivable, trade..............................................         4,728,222               421,839
   Unbilled revenue........................................................                --              (528,581)
   Inventories.............................................................          (326,279)             (999,371)
   Prepaid expenses and other current assets...............................          (701,723)            2,500,247
   Accounts payable........................................................         2,060,772             1,222,005
   Accrued liabilities and deferred revenue................................          (789,751)           (6,106,428)
                                                                                -------------       ----------------

   Net cash provided (used) in operating activities........................           263,894            (3,224,664)
                                                                               --------------       ----------------

Cash flows from investing activities:
Additions to property and equipment, net...................................        (3,235,682)           (1,412,304)
Other assets...............................................................           (83,774)              (30,717)
                                                                               ---------------      ----------------

   Net cash used in investing activities...................................        (3,319,456)           (1,443,021)
                                                                               --------------       ---------------

Cash flows from financing activities:
Payments of capital lease obligations......................................          (756,178)             (752,840)
Exercise of stock options and warrants.....................................           183,081               160,697
Proceeds from sale of common stock
     net of issuance costs.................................................        12,113,469                    --
                                                                               --------------       ---------------

   Net cash provided (used) by financing activities........................         11,540,372             (592,143)
                                                                               ---------------      ---------------

   Net increase (decrease) in cash and cash equivalents....................         8,484,810            (5,259,828)

Cash and cash equivalents, beginning of period.............................        13,087,799            11,745,918
                                                                               --------------      ----------------

Cash and cash equivalents, end of period...................................    $   21,572,609      $      6,486,090
                                                                               ==============      ================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest..................................     $        6,385      $          12,975
                                                                               ===============     =================

                               See accompanying notes to unaudited interim financial statements.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS



(1) Interim Financial Statements

     The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

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

(2) Summary of Significant Accounting Policies

         (a)  Revenue Recognition

     The Company recognizes revenue from product sales, equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

         (b)  Stock-Based Compensation

     The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                                                          For the Three Months Ended    For the Six Months Ended
                                                                                 June 30,                       June 30,
                                                                            2002          2003             2002           2003
                                                                            ----          ----             ----           ----
           Net income (loss), as reported...............              $  (4,027,840)   $  1,226,026    $ (7,814,402)  $ (3,060,327)
           Add:  Stock-based employee compensation
           expense determined under fair value based
           method for all awards, net of related tax
           effects.....................................                    (296,171)       (39,802)     (2,691,340)    (1,512,517)
                                                                     --------------   ------------      ----------     ----------

           Pro-forma net income (loss)..................               $ (4,324,011)   $ 1,186,224   $ (10,505,742)   $  (4,572,844)
           Net income (loss) per share:
             Basic and diluted - as reported..............             $      (0.43)   $      0.13   $       (0.87)   $       (0.32)

             Basic and diluted - pro-forma...............              $      (0.46)   $     (0.12)  $       (1.17)   $      (0.48)


                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


         Pro-forma net loss reflects only options granted in 1995 through 2003. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995, are not considered.

(3) Inventories

         Inventories consist of the following:

                                                                                      December 31,           June 30,
                                                                                          2002                 2003
                   Raw materials...............................................     $    810,740          $    606,915

                   Work in process.............................................           94,090             1,193,625

                   Finished goods..............................................          326,729               430,390
                                                                                    ------------           -----------

                   Total inventory.............................................      $ 1,231,559           $ 2,230,930
                                                                                     ===========           ===========


(4) Capitalization

         In March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter. Net proceeds to the Company were approximately $12,100,000.

(5) Net Income (Loss) Per Share

         Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2002 and the six months ended June 30, 2003, common stock equivalents of 104,023, 150,236 and 8,896, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the three and six months ended June 30, 2002 and the six months ended June 30, 2003. For the three months ended June 30, 2003 common stock equivalents of 15,572 were included in the diluted income per share calculation.

(6) Significant Customers and Concentration of Business Risk

         The Company sells its products to a limited number of semiconductor and optical components manufacturers primarily in the United States, the Pacific Rim and the United Kingdom.

         Sales for significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

                                                             Significant
                                                             Customers               Amount                %
                                                             ------------         ------------           -----
         Three Months Ended June 30, 2002                        3                $  1,310,799            71%
         Three Months Ended June 30, 2003                        1                $ 11,561,638            99%
         Six Months Ended June 30, 2002                          3                $  2,536,889            73%
         Six Months Ended June 30, 2003                          1                $ 12,139,784            92%


         Accounts receivable and unbilled revenue from significant customers at June 30, 2003 and December 31, 2002 amounted to $1,721,000 and $769,000, respectively.

                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS



(7) Industry Segments

     The Company's reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

     The table below provides unaudited information for the three and six months ended June 30, 2002 and 2003 pertaining to the Company's three industry segments.



                                                    SIMOX Wafer          SIMOX            Other Products
                                                     Products          Equipment          or Services            Total
Net Sales and Revenue
Three Months Ended June 30, 2002                  $ 1,574,987           $  183,222          $   99,782        $ 1,857,991
Three Months Ended June 30, 2003                    3,532,200            8,162,188              27,601         11,721,989
Six Months Ended June 30, 2002                      2,981,317              329,960             172,060          3,483,337
Six Months Ended June 30, 2003                      4,207,900            8,396,175             526,065         13,130,140

Operating Income (Loss)
Three Months Ended June 30, 2002                   (2,438,456)          (1,168,472)             94,408         (3,512,520)
Three Months Ended June 30, 2003                   (1,301,999)           3,075,013              17,757          1,790,771
Six Months Ended June 30, 2002                     (4,640,304)          (2,273,439)             84,803         (6,828,940)
Six Months Ended June 30, 2003                     (4,205,152)           1,803,917             498,064         (1,903,171)

Assets
June 30, 2003                                      31,925,745            3,972,959              64,529         35,963,233

Capital Expenditures
Three Months Ended June 30, 2002                    2,456,123               69,296                  --          2,525,419
Three Months Ended June 30, 2003                      586,934                   --                  --            586,934
Six Months Ended June 30, 2002                      3,075,275              103,778                  --          3,179,053
Six Months Ended June 30, 2003                      1,391,061                   --                  --          1,391,061

Depreciation and Amortization of Property and       SIMOX Wafer          SIMOX            Other Products
Equipment                                            Products            Equipment          or Services           Total
---------                                            --------            ---------          -----------           -----
Three Months Ended June 30, 2002                    1,164,293              353,509                   --         1,517,802
Three Months Ended June 30, 2003                    1,286,730              351,294                   --         1,638,024
Six Months Ended June 30, 2002                      2,303,554              758,077                   --         3,061,631
Six Months Ended June 30, 2003                      2,548,253              710,823                   --         3,259,076



                           IBIS TECHNOLOGY CORPORATION

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

         The table below provides the reconciliation of reportable segment operating loss and assets to Ibis' totals.

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
Segment Reconciliation                                              2002           2003             2002                  2003
----------------------                                              ----           ----             ----                  ----
Income (Loss) Before Income Taxes:
    Total operating income (loss)for reportable
     segments                                                 $  (3,512,520)   $  1,790,771     $  (6,828,940)     $  (1,903,171)
    Corporate general & administrative expenses                    (612,013)       (567,794)       (1,141,620)        (1,186,548)
    Net other income                                                 96,693           3,049           157,414             30,648
                                                              --------------  ---------------   --------------     -------------
    Income (loss) before income taxes                         $  (4,027,840)      1,226,026        (7,813,146)        (3,059,071)
                                                              ==============  =============     ==============       ============

Capital Expenditures:
    Total capital expenditures for reportable segments            2,525,419           586,934          3,179,053          1,391,061
    Corporate capital expenditures                                   31,048            21,243             56,629             21,243
                                                             --------------   ---------------  -----------------    ---------------
    Total capital expenditures                                $   2,556,467           608,177          3,235,682          1,412,304
                                                              =============    ==============    ===============      =============

Depreciation and Amortization:
    Total depreciation and amortization for
    reportable segments                                           1,517,802         1,638,024          3,061,631          3,259,076
    Corporate depreciation and amortization                          11,255            34,149             45,424             66,876
                                                              -------------     -------------   ----------------    ---------------
    Total depreciation and amortization                       $   1,529,057         1,672,173          3,107,055          3,325,952
                                                              =============       ===========     ==============      =============


                                                                                                   Balance as of
                                                                                                    6/30/03
Assets:
    Total assets for reportable segments                                                            $ 35,963,233
    Cash & cash equivalents not allocated to
    segments                                                                                           6,486,090
    Other unallocated assets                                                                             712,743
                                                                                                   -------------
    Total assets                                                                                    $ 43,162,066
                                                                                                    ============



(8) New Accounting Pronouncements

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

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

     In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

     In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS
150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable preferred financial instruments of nonpublic companies. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

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

     Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues primarily resulted from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle. Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years. In 2002, Ibis introduced the next generation production-worthy SIMOX-SOI, which includes both the modified low dose ("MLD") wafer process licensed to Ibis by IBM and the i2000, our next-generation oxygen implanter, which is capable of producing eight and twelve inch (or 200 and 300 mm) SIMOX-SOI wafers. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer. During the quarter, the i2000 implanter we shipped to our largest customer late last year was accepted. As a result, we recognized revenue of approximately $8 million in the second quarter ended June 30, 2003.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     At June 30, 2003, Ibis had eight Ibis 1000 implanters, two of which are owned by a customer, available to produce up to 200 mm SIMOX wafers and two i2000's available to produce 300 mm SIMOX wafers. Our second balance-of-process line (annealing, cleaning, metrology) has been fully qualified and is now available for completing the manufacture of 300-millimeter SIMOX-SOI wafers. One more Ibis 1000 implanter is available for sale and an additional one is dedicated as a research and development tool. We also have one additional i2000 implanter under construction that will be available for sale or utilized internally for wafer production. Although our 200 mm and smaller wafer size production line is currently underutilized, considering our future plans, current potential business prospects and alternatives, Management believes that we do not have an impairment issue at this time. However, if our future plans and potential business prospects do not materialize, if semiconductor manufacturers fail to adopt SIMOX technology during the current process cycle (which typically last two to three years) or our customers transition to the 300 mm wafer size sooner than we anticipate, our 200 mm and smaller wafer size production line may become obsolete and we would be required to reduce our income by an impairment loss which could be material.

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

     Valuation of Long-Lived Assets. Ibis reviews the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Management is required to assess the recoverability of its long-lived assets whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

- Significant underperformance relative to expected historical or projected future operating results;
- Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
-    Significant negative industry or economic trends;
-    Significant decline in our stock price for a sustained period; and
-    Our market capitalization relative to book value.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Second Quarter Ended June 30, 2003 Compared to Second Quarter Ended June 30,
2002

     Product Sales. Wafer product sales increased $1,957,213 or 124%, to $3,532,200 for the second quarter ended June 30, 2003 from $1,574,987 for the second quarter ended June 30, 2002. Wafer product sales this quarter were higher due to increased 300 mm SIMOX wafer shipments to one customer. Our largest wafer customer completed their evaluation of multiple types of 300 mm MLD wafers in the first quarter of this year, which allowed us to begin shipping against our backlog during the second quarter of 2003. In addition, we qualified a second 300 mm SIMOX wafer production line at Ibis which increased our ability to ship 300 mm wafers. Sales of 300 mm wafers this quarter accounted for 97% of wafer sales compared to 13% the same quarter last year.

     Contract and Other Revenue. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue decreased for the second quarter ended June 30, 2003 to $27,601 from $99,782 for the second quarter ended June 30, 2002, a decrease of $72,181 or 72%. This is attributable to a decrease in government contract work.

     Equipment Revenue. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service. Equipment revenue increased to $8,162,188 for the second quarter ended June 30, 2003 from $183,222 for the second quarter ended June 30, 2002, an increase of $7,978,966 or 4,355%. During the quarter ended June 30, 2003, the i2000 implanter we shipped to our largest customer late last year was accepted. As a result, we recognized revenue of approximately $8 million in this quarter. Equipment revenue in the prior year quarter consisted solely of parts and service revenue. Field service revenue accounted for $69,300 for the second quarter ended June 30, 2003 as compared to $70,050 for the same period last year. Sales of spare parts accounted for $99,982 of equipment revenue for the second quarter ended June 30, 2003 as compared to $113,172 of equipment revenue for the second quarter ended June 30, 2002.

     Total Net Sales and Revenue. Total net revenue for the second quarter ended June 30, 2003 was $11,721,989, an increase of $9,863,998, or 531%, from total net revenue of $1,857,991 for the second quarter ended June 30, 2002. This resulted from revenue of approximately $8 million recognized on the i2000 implanter we shipped to our customer late last year and the increase in 300 mm SIMOX wafer sales.

     Total Cost of Sales and Revenue. Cost of wafer product sales for the second quarter ended June 30, 2003 was $4,631,928, compared to $3,314,286 for the second quarter ended June 30, 2002, an increase of $1,317,642, or 40%. This is attributable to increased sales of 300 mm wafers along with increased fixed costs, mainly depreciation and amortization of 300 mm equipment. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the second quarter ended June 30, 2003 was $9,845, as compared to $5,374 for the second quarter ended June 30, 2002, an increase of $4,471, or 83%. This is attributable to an increase in material costs associated with other revenue. Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2003 was $3,685,849, as compared to $94,579 for the second quarter ended June 30, 2002. Costs this quarter include the cost of the i2000 implanter which was recognized as revenue this quarter in accordance with SAB 101.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Total cost of sales and revenue for the second quarter ended June 30, 2003 was $8,327,622 as compared to $3,414,239 for the second quarter ended June 30, 2002, an increase of $4,913,383 or 144%. The gross margin for all sales was 29% for the second quarter ended June 30, 2003 as compared to a negative gross margin of 84% for the second quarter ended June 30, 2002. This increase in the gross margin for all sales is attributable to a 55% gross margin achieved on the i2000 implanter sale, as well as improved margins on wafer sales due to increased volumes. Our wafer production line for smaller wafer sizes is currently underutilized and we believe that as sales volumes of all wafer sizes increase, the wafer product gross margins should improve.

     General and Administrative Expenses. General and administrative expenses for the second quarter ended June 30, 2003 were $567,794 (or 5% of total revenue) as compared to $612,012 (or 33% of total revenue) for the second quarter ended June 30, 2002, a decrease of $44,218, or 7%. This is due to decreased payroll, payroll related expenses and professional services as a result of cost savings initiated by Ibis. These savings were offset by an increase in Director's & Officer's liability insurance.

     Marketing and Selling Expenses. Marketing and selling expenses for the second quarter ended June 30, 2003 were $305,936 (or 3% of total revenue) as compared to $400,855 (or 22% of total revenue) for the second quarter ended June 30, 2002, a decrease of $94,919, or 24%. This is a result of a decrease in promotional expenses and payroll and payroll related expenses resulting from cost savings initiatives.

     Research and Development Expenses. Internally funded research and development expenses decreased by $257,758 or 17%, to $1,297,660 (or 11% of total revenue) for the second quarter ended June 30, 2003, as compared to $1,555,418 (or 84% of total revenue) for the second quarter ended June 30, 2002. This is due to the reduction in payroll and payroll related expenses along with consulting services relating to the i2000 implanters, which were initiated through cost savings programs implemented this year.

     Other Income (Expense). Total other income for the second quarter ended June 30, 2003 was $3,049 as compared to $96,693 for the second quarter ended June 30, 2002, a decrease of $93,644, or 97%. The decrease in total other income is attributable to decreased interest income earned as a result of lower average cash balances and a reduction in the interest rates.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Product Sales. Wafer product sales increased $1,226,583 or 41%, to $4,207,900 for the six months ended June 30, 2003 from $2,981,317 for the six months ended June 30, 2002. This is attributable to sales of 300 mm SIMOX wafers increasing more than twelve times the prior period. Sales of 300 mm wafers accounted for 87% and 10% of total product sales for the six months ended June 30, 2003 and 2002, respectively.

     Contract and Other Revenue. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services. Contract and other revenue increased for the six months ended June 30, 2003 to $526,065 from $172,060 for the six months ended June 30, 2002, an increase of $354,005 or 206%. This increase is attributable to revenue recognized from the transfer of wafer technology to a customer pursuant to a license transfer agreement. Royalty fees also increased, but these were offset by a decrease in government contract work.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



     Equipment Revenue. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue increased to $8,396,175 for the six months ended June 30, 2003 from $329,960 for the six months ended June 30, 2002, an increase of $8,066,215 or 2,445%. During the quarter ended June 30, 2003, the i2000 implanter we shipped to our largest customer late last year was accepted. As a result, we recognized revenue of approximately $8 million in the quarter. Equipment revenue in the first half of 2002 consists solely of parts and service revenue. Field service revenue accounted for $139,850 of equipment revenue for the six months ended June 30, 2003 as compared to $140,850 of equipment revenue for the same period last year. Sales of spare parts accounted for $263,419 of equipment revenue for the six months ended June 30, 2003 as compared to $189,110 of equipment revenue for the six months ended June 30, 2002.

     Total Net Sales and Revenue. Total net revenue for the six months ended June 30, 2003 was $13,130,140, an increase of $9,646,803, or 277%, from total net revenue of $3,483,337 for the six months ended June 30, 2002.

     Total Cost of Sales and Revenue. Cost of wafer product sales for the six months ended June 30, 2003 was $7,505,843, compared to $6,282,638 for the six months ended June 30, 2002, an increase of $1,223,205, or 19%. This is attributable to increased sales of 300 mm wafers along with increased fixed costs, mainly depreciation and amortization of 300 mm equipment. In addition, the optimum production yield on our 300 mm wafer products had not been realized which resulted in higher costs in the first quarter of 2003. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the six months ended June 30, 2003 was $28,002, as compared to $87,257 for the six months ended June 30, 2002, a decrease of $59,255, or 68%. This decrease is primarily attributable to a decrease in work performed on contracts. Cost of equipment revenue represents the cost of equipment, the cost for spare parts, along with labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2003 was $3,805,702, as compared to $158,844 for the six months ended June 30, 2002, an increase of $3,646,858 or 2,296%. This increase is due to the costs recognized for the i2000 implanter sold during this period as well as the increase in parts sold. As a result of the foregoing, the total cost of sales and revenue for the six months ended June 30, 2003 was $11,339,547 as compared to $6,528,739 for the six months ended June 30, 2002, an increase of $4,810,808 or 74%. The gross margin for all sales was a negative 14% for the six months ended June 30, 2003 as compared to a negative gross margin of 87% for the six months ended June 30, 2002. This improvement in the gross margin for all sales is attributable to a 55% gross margin achieved on the i2000 implanter sale, as well as improved margins on wafer sales due to increased volumes.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 were $1,186,547 (or 9% of total revenue) as compared to $1,141,619 (or 33% of total revenue) for the six months ended June 30, 2002, an increase of $44,928, or 4%. This is primarily a result of increases in D&O insurance which were offset by decreases in professional services.

     Marketing and Selling Expenses. Marketing and selling expenses for the six months ended June 30, 2003 were $ 660,469 (or 5% of total revenue) as compared to $773,400 (or 22% of total revenue) for the six months ended June 30, 2002, a decrease of $112,931, or 15%. The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, travel and promotional expenses due to cost savings initiatives.

     Research and Development Expenses. Internally funded research and development expenses increased by $23,157 or 1%, to $3,033,296 (or 23% of total revenue) for the six months ended June 30, 2003, as compared to $3,010,139 (or 86% of total revenue) for the six months ended June 30, 2002. This increase is mainly due to increased material expenses on joint SIMOX-SOI wafer development programs. This was offset by decreased R&D activity on the i2000 implanter program.

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Other Income (Expense). Total other income for the six months ended June 30, 2003 was $30,648 as compared to $157,414 for the six months ended June 30, 2002, a decrease of $126,766, or 81%. The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates.

Liquidity and Capital Resources

     As of June 30, 2003, Ibis had cash and cash equivalents of $6,486,090, reflecting the receipt of a majority of the proceeds from the sale of an i2000 implanter in December 2002, which was due upon shipment. In addition, in March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment by the underwriter. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999. Net proceeds from the offering were approximately $12.1 million and were used primarily to fund research and development, capital expenditures and working capital.

     During the six months ended June 30, 2003, Ibis used $3,224,664 in cash for operating activities compared to cash provided by operations of $263,894 for the same period in 2002. Depreciation and amortization expense for the six months ended June 30, 2003 and 2002 was $3,325,952 and $3,107,055, respectively. This accounted for 25% and 89% of total revenue, respectively. Due to the capital intensive nature of Ibis' business and the recent expansion of our 300 mm SIMOX-SOI wafer production line, Management expects that depreciation and amortization will continue to be a significant portion of its expenses. To date, Ibis' working capital requirements have been funded primarily through debt and equity financings. Ibis also used $1,412,304 during the six months ended June 30, 2003 to fund additions to property and equipment as compared to $3,235,682 during the six months ended June 30, 2002. At June 30, 2003, Ibis had commitments to purchase approximately $2,341,909 of material to be used for manufacturing wafers and i2000 implanter parts and $348,530 in capital equipment purchases.

     As part of our cash management plan, we initiated additional cost saving measures during the first half of 2003. This included the lay-off of sixteen employees, so our headcount is now 94 employees. We also increased the number of days off that all employees, except wafer manufacturing and customer support, must use. We expect these measures to save us in excess of $1 million on an annual basis.

     In June 2003, Ibis entered into an agreement with an agent to obtain payment for products from its largest customer on an expedited basis. The discount rate associated with this agreement is based on the prime rate and may fluctuate.

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

                           IBIS TECHNOLOGY CORPORATION

                                 PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



     We estimate that we have adequate cash available for the foreseable future in 2004. We anticipate that wafer sales, primarily 300 mm SIMOX wafers, in the second half of 2003 will increase compared to the first half of 2003 and that our spending rates during the second half of 2003 will be lower now that we have completed the build of our second 300 mm wafer production line. In addition, the cost reductions implemented in the first quarter of 2003 will also contribute to our reduced spending rates, which we continue to monitor and adjust accordingly. Our outlook for the year also includes the receipt of orders for one to three implanters. We continue to carefully manage our cash position and are planning to take measures necessary to insure the availability of sufficient cash to expand and invest in the business. We continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs.

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

         The Annual Meeting of Stockholders of Ibis was held on May 8, 2003. The following matters were voted on at the meeting:

         (1) One person was elected to the Board of Directors of the Company to serve for a term ending in 2006 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for the nominee for Director.

                  Name                  Vote For                 Vote Withheld
                  ----                  --------                 -------------

                  Leslie B. Lewis       8,985,625                    16,870


         (2) The stockholders of the Company ratified the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003. This proposal was approved with 8,987,050 votes for, 10,385 votes against and 5,060 abstentions.

Item 5 - Other Information
         None
Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits furnished as Exhibits hereto:

                Exhibit
                  No.    Description
                -------  -----------

                 31.1 Certification of Martin J. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Certification of Debra L. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K:

                  The Company filed with the Securities and Exchange Commission on April 23, 2003 a Current Report on Form 8-K for the April 23, 2003 event announcing its financial results for the First Quarter ended March 31, 2003.

                           IBIS TECHNOLOGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Ibis Technology Corporation



Date: August 7, 2003          By:      /s/Debra L. Nelson
                                  ------------------------------------------
                                   Debra L. Nelson
                                   Chief Financial Officer, Treasurer and Clerk
                                   (principal financial and accounting officer)



Date:  August 7, 2003         By:      /s/Martin J. Reid
                                   ---------------------------------------
                                   Martin J. Reid
                                   President and Chief Executive Officer

                                                                  EXHIBIT 31.1


                                 CERTIFICATIONS

I, Martin J. Reid, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ibis Technology Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 7, 2003                   /s/Martin J. Reid
      -----------------                   -------------------------------
                                          Martin J. Reid
                                          President and Chief Executive Officer

                                                              EXHIBIT 31.2
                           CERTIFICATIONS

I, Debra L. Nelson, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ibis Technology Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:    August 7, 2003                             /s/Debra L. Nelson
      ---------------------                         --------------------------
                                                    Debra L. Nelson
                                                    Chief Financial Officer

                                                               EXHIBIT 32.1


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

      Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned President & Chief Executive Officer and Chief Financial Officer of the Company, certifies, that to their knowledge:

      1) the Company's Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and 2) the information contained in the Company's Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/Martin J. Reid                                    /s/Debra L. Nelson
-----------------------------------                  ---------------------------
Martin J. Reid                                       Debra L. Nelson
President & Chief Executive Officer                  Chief Financial Officer

Date:  August 7, 2003                                Date:  August 7, 2003