Form 10-Q
period 2003-09-30
IBIS TECHNOLOGY CORP
filed 2003-11-04
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Yes  ☒   No  ☐

10,565,524 shares of Common Stock, par value $.008, were outstanding on October 31, 2003.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

		December 31, 2002	September 30, 2003

	Assets
	Current assets:
	Cash and cash equivalents	$11,745,918	$4,867,904
	Accounts receivable, trade, net (note 6)	1,598,560	203,348
	Unbilled revenue (note 6)	—	528,581
	Inventories (note 3)	1,231,559	2,736,239
	Deferred costs	2,621,580	—
	Prepaid expenses and other current assets	112,729	294,532
	Total current assets	17,310,346	8,630,604
	Property and equipment	51,728,659	51,700,792
Less:	Accumulated depreciation and amortization	(19,233,900)	(22,127,000)
	Net property and equipment	32,494,759	29,573,792
	Patents and other assets, net	1,893,854	1,737,059
	Total assets	$51,698,959	$39,941,455

Liabilities and Stockholders’ Equity

	Current liabilities:
	Capital lease obligation, current	$1,501,415	$1,495,808
	Accounts payable	897,212	2,429,020
	Accrued liabilities	2,394,601	2,824,769
	Deferred revenue	6,966,325	—
	Total current liabilities	11,759,553	6,749,597
	Capital lease obligation, noncurrent	1,184,400	74,651
	Total liabilities	12,943,953	6,824,248

	Stockholders’ equity:
	Undesignated preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
	Common stock, $.008 par value. Authorized 50,000,000 shares; issued 9,474,940 shares and 9,561,774 shares in 2002 and 2003, respectively	75,799	76,494
	Additional paid-in capital	79,101,032	79,685,702
	Accumulated deficit	(40,421,825)	(46,644,989)
	Total stockholders’ equity	38,755,006	33,117,207
	Total liabilities and stockholders’ equity	$51,698,959	$39,941,455

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Net Sales and revenue:
Wafer product sales	$2,011,670	$3,743,875	$4,992,987	$7,951,775
Contract and other revenue	60,701	66,834	232,761	592,899
Equipment revenue	5,657,605	226,114	5,987,565	8,622,289
Total net sales and revenue (notes 2 and 6)	7,729,976	4,036,823	11,213,313	17,166,963

Cost of sales and revenue:
Cost of wafer product sales	3,995,509	5,010,417	10,278,147	12,516,260
Cost of contract and other revenue	9,819	6,330	97,076	34,332
Cost of equipment revenue	3,573,559	208,888	3,732,403	4,014,590
Total cost of sales and revenue	7,578,887	5,225,635	14,107,626	16,565,182
Gross profit (loss)	151,089	(1,188,812)	(2,894,313)	601,781

Operating expenses:
General and administrative	502,183	477,253	1,643,802	1,663,800
Marketing and selling	382,303	297,519	1,155,703	957,988
Research and development	1,604,539	1,175,064	4,614,678	4,208,360
Total operating expenses	2,489,025	1,949,836	7,414,183	6,830,148
Loss from operations	(2,337,936)	(3,138,648)	(10,308,496)	(6,228,367)

Other income (expense):
Interest income	68,017	9,564	231,816	49,462
Interest expense	(2,672)	(33,753)	(9,057)	(46,728)
Other	—	—	—	3,725
Total other income	65,345	(24,189)	222,759	6,459
Loss before income taxes	(2,272,591)	(3,162,837)	(10,085,737)	(6,221,908)

Income tax expense	—	—	1,256	1,256

Net loss (note2)	$(2,272,591)	$(3,162,837)	$(10,086,993)	$(6,223,164)

Net loss per common share:
Basic	$(0.24)	$(0.33)	$(1.11)	$(0.66)
Diluted	$(0.24)	$(0.33)	$(1.11)	$(0.66)

Weighted average number of common shares outstanding:
Basic	9,436,170	9,504,210	9,126,317	9,486,532
Diluted (note5)	9,436,170	9,504,210	9,126,317	9,486,532

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2002	2003

Cash flows from operating activities:
Net loss	$(10,086,993)	$(6,223,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,657,960	5,014,576
Changes in operating assets and liabilities:
Accounts receivable, trade	4,213,188	1,395,212
Unbilled revenue	—	(528,581)
Inventories	(657,473)	(1,504,680)
Deferred Costs	—	2,621,580
Prepaid expenses and other current assets	350,951	(181,803)
Accounts payable	2,578,960	1,531,808
Accrued liabilities and deferred revenue	(6,002,178)	(6,536,157)

Net cash used in operating activities	(4,945,585)	(4,411,209)

Cash flows from investing activities:
Additions to property and equipment, net	(6,321,822)	(1,842,398)
Other assets	(81,434)	(94,416)

Net cash used in investing activities	(6,403,256)	(1,936,814)

Cash flows from financing activities:
Payments of capital lease obligations	(1,134,792)	(1,115,356)
Exercise of stock options and warrants	183,081	585,365
Proceeds from sale of common stock net of issuance costs	12,113,469	—

Net cash provided (used) by financing activities	11,161,758	(529,991)

Net decrease in cash and cash equivalents	(187,083)	(6,878,014)

Cash and cash equivalents, beginning of period	13,087,799	11,745,918

Cash and cash equivalents, end of period	$12,900,716	$4,867,904

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,057	$46,728

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2002 which are included in the Company’s Annual Report on Form 10-K.

(2) Summary of Significant Accounting Policies

(a)  Revenue Recognition

The Company recognizes revenue from product sales, equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the sales price to the customer has been fixed or is determinable; (3) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; and (4) collectibility of the sales price is reasonably assured.  Provisions for estimated sales returns and allowances are made at the time the products are sold.  Revenue derived from contracts and services is recognized upon performance.  Significant management judgments and estimates must be made and used in connection with revenue recognized in any period.  Management analyzes various factors including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions.  Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

(b)  Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.”  No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003

Net loss, as reported	$(2,272,591)	$(3,162,837)	$(10,086,993)	$(6,223,164)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,192)	18,185	(2,710,532)	(1,494,332)
Pro-forma net loss	$(2,291,783)	$(3,144,652)	$(12,797,525)	$(7,717,496)
Net loss per share:
Basic and diluted – as reported	$(0.24)	$(0.33)	$(1.11)	$(0.66)
Basic and diluted – pro-forma	$(0.24)	$(0.33)	$(1.40)	$(0.81)

The fair value of each stock option is estimated on the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Risk-free interest rate	2.62%	2.20%	3.38%	2.01%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	115.4%	64.9%	103.0%	73.1%
Expected life (years)	3	3	3	3
Weighted average fair value of options granted during the quarter	$5.19	$9.52	$7.25	$7.37

Pro-forma net loss reflects only options granted in 1995 through 2003.  Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995, are not considered.

(3) Inventories

Inventories consist of the following:

	December 31, 2002	September 30, 2003
Raw materials	$810,740	$1,700,107
Work in process	94,090	222,268
Finished goods	326,729	813,864
Total wafer inventory	$1,231,559	$2,736,239

(4) Capitalization and Subsequent Event

In March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter. Net proceeds to the Company were approximately $12,100,000.

In October 2003, Ibis completed a public offering of 1,000,000 shares of common stock at $13.25 per share, including an over allotment option exercised by the underwriter. Net proceeds to the Company were approximately $12,700,000.

(5) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants.  SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented.  As the Company was in a net loss position for the three and nine months ended September 30, 2002 and September 30, 2003, common stock equivalents of 0, 70,611, 167,530 and 47,509, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive.  As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(6) Significant Customers and Concentration of Business Risk

The Company sells its products to a limited number of semiconductor and optical components manufacturers primarily in the United States and the Pacific Rim.

Sales for significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

	Significant Customers	Amount	%

Three Months Ended September 30, 2002	3	$7,352,240	95%
Three Months Ended September 30, 2003	1	$3,754,458	93%
Nine Months Ended September 30, 2002	3	$9,498,549	85%
Nine Months Ended September 30, 2003	1	$15,894,242	93%

Accounts receivable and unbilled revenue from significant customers at September 30, 2003 and December 31, 2002 amounted to $664,000 and $769,000, respectively.

(7) Industry Segments

The Company’s reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services.  For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment.  Government contracts, other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and nine months ended September 30, 2002 and 2003 pertaining to the Company’s three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Sales and Revenue
Three Months Ended September 30, 2002	$2,011,670	$5,657,605	$60,701	$7,729,976
Three Months Ended September 30, 2003	3,743,875	226,114	66,834	4,036,823
Nine Months Ended September 30, 2002	4,992,987	5,987,565	232,761	11,213,313
Nine Months Ended September 30, 2003	7,951,775	8,622,289	592,899	17,166,963

Operating Income (Loss)
Three Months Ended September 30, 2002	(2,051,941)	165,306	50,882	(1,835,753)
Three Months Ended September 30, 2003	(1,688,610)	(1,033,289)	60,504	(2,661,395)
Nine Months Ended September 30, 2002	(6,692,245)	(2,108,133)	135,684	(8,664,694)
Nine Months Ended September 30, 2003	(5,893,762)	770,628	558,567	(4,564,567)

Assets
September 30, 2003	31,665,209	2,583,989	120,154	34,369,352

Capital Expenditures
Three Months Ended September 30, 2002	2,976,958	20,561	—	2,997,519
Three Months Ended September 30, 2003	421,204	8,890	—	430,094
Nine Months Ended September 30, 2002	6,052,233	124,339	—	6,176,572
Nine Months Ended September 30, 2003	1,812,265	8,890	—	1,821,155

Depreciation and Amortization of Property and Equipment
Three Months Ended September 30, 2002	1,168,493	359,575	—	1,528,068
Three Months Ended September 30, 2003	1,323,844	341,990	—	1,665,834
Nine Months Ended September 30, 2002	3,472,047	1,117,652	—	4,589,699
Nine Months Ended September 30, 2003	3,872,097	1,052,813	—	4,924,910

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Segment Reconciliation

Loss Before Income Taxes:
Total operating loss for reportable segments	$(1,835,753)	$(2,661,395)	$(8,664,694)	$(4,564,567)
Corporate general & administrative expenses	(502,183)	(477,253)	(1,643,802)	(1,663,800)
Net other income (expense)	65,345	(24,189)	222,759	6,459
Loss before income taxes	(2,272,591)	(3,162,837)	(10,085,737)	(6,221,908)

Capital Expenditures:
Total capital expenditures for reportable segments	2,997,519	430,094	6,176,572	1,821,155
Corporate capital expenditures	88,621	—	145,250	21,243
Total capital expenditures	$3,086,140	$430,094	$6,321,822	1,842,398

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	1,528,068	1,665,834	4,589,699	4,924,910
Corporate depreciation and amortization	22,837	22,790	68,261	89,666
Total depreciation and amortization	$1,550,905	1,688,624	4,657,960	5,014,576

Balance as of 9/30/03
Assets:
Total assets for reportable segments	$34,369,352
Cash & cash equivalents not allocated to segments	4,867,904
Other unallocated assets	704,199
Total assets	$39,941,455

(8) New Accounting Pronouncements

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,”  is effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”is effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company adopted SFAS 146 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

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

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” is effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 during the first quarter of 2003 without a material impact on its financial condition or results of operations.

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable preferred financial instruments of nonpublic companies.  It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenues resulted primarily from selling wafers for evaluation purposes, and sometimes our revenue was generated primarily from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations.  This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle with respect to our i2000 SIMOX-SOI implanters.

Our fundamental SIMOX-SOI technology has been developed, refined, and proven over the last dozen years.  In 2002, we introduced the next generation of SIMOX-SOI technology, which included our second-generation oxygen implanter (i2000) and the modified low dose (“MLD”) SIMOX wafer process, licensed to Ibis by IBM. We believe the ability of the i2000 implanter to produce eight and twelve-inch (or 200 and 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer. During the second quarter ended June 30, 2003, our largest customer accepted the i2000 implanter that we shipped to them late last year. As a result of this acceptance, we recognized revenue of approximately $8 million in the second quarter ended June 30, 2003.

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

At September 30, 2003, Ibis had eight Ibis 1000 implanters, two of which are owned by a customer, available to produce up to 200 mm SIMOX wafers and two i2000’s available to produce 300 mm SIMOX wafers.  Our second balance-of-process line (annealing, cleaning, metrology) has been fully qualified and is now available for completing the manufacture of 300-millimeter SIMOX-SOI wafers. One more Ibis 1000 implanter is available for sale and an additional one is dedicated as a research and development tool.  We also have one additional i2000 implanter under construction that will be available for sale or utilized internally for wafer production. Although our 200 mm and smaller wafer size production line is currently underutilized, considering our future plans, current potential business prospects and alternatives, Management believes that we do not have an impairment issue at this time. However, if our future plans and potential business prospects do not materialize, if semiconductor manufacturers fail to adopt SIMOX technology during the current process cycle (which typically last two to three years) or our customers transition to the 300 mm wafer size sooner than we anticipate, our 200 mm and smaller wafer size production line may become obsolete and we would be required to reduce our income by an impairment loss which could be material.

We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters.  We cannot be sure that our implanters or other long-lived assets will not become impaired in the future. In addition, the impairment factors evaluated by Management may change in subsequent periods, given the current trends of the business environment.

Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to the timing of receipt of equipment orders and dependence on a limited number of customers.  We expect to continue to experience fluctuations in revenue due to equipment sales and shifts in customer demands during various stages of the SIMOX-SOI sales cycle.  We recognize implanter revenue in accordance with SEC Staff Accounting Bulletin No. 101, which includes among other criteria, the shipment, factory installation and acceptance of the implanter at the customer’s location.  As a result, deferral of revenue may extend longer due to meeting these criteria.

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

Revenue Recognition.  We recognize revenue from product sales, equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the sales price to the customer has been fixed or is determinable; (3) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; and (4) collectibility of the sale price is reasonably assured.  Provisions for estimated sales returns and allowances are made at the time the products are sold.  Revenue derived from contracts and services is recognized upon performance.   Significant management judgments and estimates must be made and used in connection with revenue recognized in any period.  Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions.  Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

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

Results of Operations

Third Quarter Ended September 30, 2003 Compared to Third Quarter Ended September 30, 2002

Wafer Product Sales.  Wafer product sales increased $1,732,205 or 86%, to $3,743,875 for the third quarter ended September 30, 2003 from $2,011,670 for the third quarter ended September 30, 2002.  Wafer product sales this quarter were higher due to increased 300 mm SIMOX wafer demand from one customer. We qualified a second 300 mm SIMOX wafer production line at Ibis in the first quarter of this year which increased our ability to ship 300 mm wafers.  Sales of 300 mm wafers this quarter accounted for 98% of wafer sales compared to 32% the same quarter last year.

Contract and Other Revenue.  Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services.  Contract and other revenue increased for the third quarter ended September 30, 2003 to $66,834 from $60,701 for the third quarter ended September 30, 2002, an increase of $6,133 or 10%.  This is attributable to an increase in license revenue.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service.  Equipment revenue decreased to $226,114 for the third quarter ended September 30, 2003 from $5,657,605 for the third quarter ended September 30, 2002, a decrease of $5,431,491 or 96%. Equipment revenue in this quarter consisted solely of parts and service revenue, whereas, the third quarter of last year included approximately $5 million from the sale of an Ibis 1000 implanter to a Chinese customer. Field service revenue accounted for $69,300 for the third quarter ended September 30, 2003 as compared to $78,520 for the same period last year.  Sales of spare parts accounted for $156,814 of equipment revenue for the third quarter ended September 30, 2003 as compared to $579,085 of equipment revenue for the third quarter ended September 30, 2002.

Total Net Sales and Revenue.  Total net sales and revenue for the third quarter ended September 30, 2003 was $4,036,823, a decrease of $3,693,153, or 48%, from total net revenue of $7,729,976 for the third quarter ended September 30, 2002.  This decrease is a result of no implanter sales in the quarter which was partially offset by an increase in 300 mm SIMOX wafer sales.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the third quarter ended September30, 2003 was $5,010,417, compared to $3,995,509 for the third quarter ended September 30, 2002, an increase of $1,014,908, or 25%.  This is attributable to increased 300 mm wafer sales along with increased fixed costs, mainly depreciation and amortization of 300 mm equipment, and an increase in the wafer inventory obsolescence reserve.  We increased our inventory obsolescence reserve for 200 mm wafers that were manufactured under an older process and for an oversupply of wafers calculated using our inventory aging reports.  Cost of contract and other revenue consists of labor and materials expended during the quarter.  Cost of contract and other revenue for the third quarter ended September 30, 2003 was $6,330, as compared to $9,819 for the third quarter ended September 30, 2002, a decrease of $3,489, or 36%.  This is attributable to a decrease in material costs associated with other revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service.  Cost of equipment revenue for the third quarter ended September 30, 2003 was $208,888, as compared to $3,573,559 for the third quarter ended September 30, 2002. Costs this quarter are for equipment parts and service, whereas the costs for the quarter ended September 30, 2002 included the cost of the Ibis 1000 implanter which was recognized as revenue that quarter in accordance with SAB 101.

Total cost of sales and revenue for the third quarter ended September 30, 2003 was $5,225,635 as compared to $7,578,887 for the third quarter ended September 30, 2002, a decrease of $2,353,252 or 31%.  The gross margin for all sales was a negative 29% for the third quarter ended September 30, 2003 as compared to a gross margin of 2% for the third quarter ended September 30, 2002.  This decrease in the gross margin for all sales is attributable to the gross margin achieved on the Ibis 1000 implanter sale to China last year, which was offset by improved margins on wafer sales due to increased volumes in this quarter. Our wafer production line for smaller wafer sizes is currently underutilized and we believe that as sales volumes of all wafer sizes increase, the wafer product gross margins should improve.

General and Administrative Expenses.  General and administrative expenses for the third quarter ended September 30, 2003 were $477,253 (or 12% of total revenue) as compared to $502,183 (or 6% of total revenue) for the third quarter ended September 30, 2002, a decrease of $24,930, or 5%.  This is due to decreased payroll, payroll related expenses and professional services as a result of cost savings initiated by Ibis. These savings were offset by an increase in Director’s & Officer’s liability insurance.

Marketing and Selling Expenses.  Marketing and selling expenses for the third quarter ended September 30, 2003 were $297,519 (or 7% of total revenue) as compared to $382,303 (or 5% of total revenue) for the third quarter ended September 30, 2002, a decrease of $ 84,784, or 22%.  This is a result of a decrease in promotional expenses and payroll and payroll related expenses resulting from cost savings initiatives.

Research and Development Expenses.  Internally funded research and development expenses decreased by $429,475 or 27%, to $1,175,064 (or 29% of total revenue) for the third quarter ended September 30, 2003, as compared to $1,604,539 (or 21% of total revenue) for the third quarter ended September 30, 2002.  This is due to reduced payroll, payroll related expenses and consulting services relating to the i2000 implanters, which were initiated through cost savings programs implemented this year.

Other Income (Expense).  Total other expense for the third quarter ended September 30, 2003 was $24,189 as compared to income of $65,345 for the third quarter ended September 30, 2002, a decrease of $89,534, or 137%.  The decrease in total other income is attributable to decreased interest income earned as a result of lower average cash balances and a reduction in the interest rates, along with increased interest expense due to a financing arrangement entered into during the second quarter of 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Wafer Product Sales.  Wafer product sales increased $2,958,788 or 59%, to $7,951,775 for the nine months ended September 30, 2003 from $4,992,987 for the nine months ended September 30, 2002.  This is attributable to increased demand of 300 mm SIMOX wafers. Sales of 300 mm wafers accounted for 92% and 19% of total product sales for the nine months ended September 30, 2003 and 2002, respectively.

Contract and Other Revenue.  Contract and other revenue increased for the nine months ended September 30, 2003 to $592,899 from $232,761 for the nine months ended September 30, 2002, an increase of $360,138 or 155%.  This increase is attributable to revenue recognized from the transfer of wafer technology to a customer pursuant to a license transfer agreement.  Royalty fees also increased, but these were offset by a decrease in government contract work.

Equipment Revenue.  Equipment revenue increased to $8,622,289 for the nine months ended September 30, 2003 from $5,987,565 for the nine months ended September 30, 2002, an increase of $2,634,724, or 44%.  Revenue during the nine months ended September 30, 2003, included approximately $8 million from the sale of an i2000 implanter compared to the nine months ended September 30, 2002 which included approximately $5 million from the sale of an Ibis 1000 implanter and parts to a Chinese customer.  Field service revenue accounted for $209,150 of equipment revenue for the nine months ended September 30, 2003 as compared to $219,370 of equipment revenue for the same period last year.  Sales of spare parts accounted for $420,233 of equipment revenue for the nine months ended September 30, 2003 as compared to $768,195 of equipment revenue for the nine months ended September 30, 2002.

Total Net Sales and Revenue.  Total net sales and revenue for the nine months ended September 30, 2003 was $17,166,963, an increase of $ 5,953,650, or 53%, from total net revenue of $11,213,313 for the nine months ended September 30, 2002.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the nine months ended September 30, 2003 was $12,516,260, compared to $10,278,147 for the nine months ended September 30, 2002, an increase of $2,238,113, or 22%.  This is attributable to increased sales of 300 mm wafers along with increased fixed costs, mainly depreciation and amortization of 300 mm equipment.  Cost of contract and other revenue for the nine months ended September 30, 2003 was $34,332, as compared to $97,076 for the nine months ended September 30, 2002, a decrease of $62,744, or 65%.  This decrease is primarily attributable to a decrease in work performed on contracts.  Cost of equipment revenue for the nine months ended September 30, 2003 was $4,014,590, as compared to $3,732,403 for the nine months ended September 30, 2002, an increase of $282,187 or 8%.  This increase is due to the costs recognized for the i2000 implanter sold during this period as compared to the costs recognized for the Ibis 1000 sold last year, which was offset by the decrease in costs for parts sold.  As a result of the foregoing, the total cost of sales and revenue for the nine months ended September 30, 2003 was $16,565,182 as compared to $14,107,626 for the nine months ended September 30, 2002, an increase of $2,457,556 or 17%.  The gross margin for all sales was 4% for the nine months ended September 30, 2003 as compared to a negative gross margin of 26% for the nine months ended September 30, 2002.  This improvement in the gross margin for all sales is attributable to a 55% gross margin achieved on the i2000 implanter sale, as well as improved margins on wafer sales due to increased volumes.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2003 were $1,663,800 (or 10% of total revenue) as compared to $ 1,643,802 (or 15% of total revenue) for the nine months ended September 30, 2002, an increase of $19,998, or 1%.  This is primarily a result of an increase in D&O insurance which was offset by decreases in payroll and payroll related expenses and professional services.

Marketing and Selling Expenses.  Marketing and selling expenses for the nine months ended September 30, 2003 were $957,988 (or 6% of total revenue) as compared to $1,155,703 (or 10% of total revenue) for the nine months ended September 30, 2002, a decrease of $197,715, or 17%.  The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, travel and promotional expenses due to cost savings initiatives.

Research and Development Expenses.  Internally funded research and development expenses decreased by $406,318 or 9%, to $4,208,360 (or 25% of total revenue) for the nine months ended September 30, 2003, as compared to $4,614,678 (or 41% of total revenue) for the nine months ended September 30, 2002.  This decrease is mainly due to decreased R&D activity on the i2000 implanter program, which was partially offset by increased activity on joint SIMOX-SOI wafer development programs.

Other Income (Expense).  Total other income for the nine months ended September 30, 2003 was $6,459 as compared to $222,759 for the nine months ended September 30, 2002, a decrease of $216,300, or 97%.  The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower average cash balances and a reduction in interest rates, along with increased interest expense due to expense due to a financing arrangement entered into during the second quarter of 2003.

Liquidity and Capital Resources

As of September 30, 2003, Ibis had cash and cash equivalents of $4,867,904, reflecting the receipt of a majority of the proceeds from the sale of an i2000 implanter in December 2002, which was due upon shipment.  In addition, in March 2002, Ibis completed a public offering of 900,000 shares of common stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment by the underwriter.  The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on July 8, 1999 and declared effective on July 26, 1999.  Net proceeds from the offering were approximately $12.1 million and were used primarily to fund research and development, capital expenditures and working capital.

During the nine months ended September 30, 2003, Ibis used $4,411,209 in cash for operating activities compared to $4,945,585 for the same period in 2002. Depreciation and amortization expense for the nine months ended September 30, 2003 and 2002 was $5,014,576 and $4,657,960, respectively.  This accounted for 29% and 42% of total revenue, respectively. Due to the capital intensive nature of Ibis’ business and the recent expansion of our 300 mm SIMOX-SOI wafer production line, Management expects that depreciation and amortization will continue to be a significant portion of its expenses.  To date, Ibis’ working capital requirements have been funded primarily through debt and equity financings.  Ibis also used $1,842,398 during the nine months ended September 30, 2003 to fund additions to property and equipment as compared to $6,321,822 during the nine months ended September 30, 2002.  At September 30, 2003, Ibis had commitments to purchase approximately $403,361 of material to be used for manufacturing wafers and i2000 implanter parts and $40,025 in capital equipment purchases.

As part of our cash management plan, we initiated additional cost saving measures during 2003.  This included the lay-off of twenty-nine employees, so our headcount is now approximately 80 employees. We also increased the number of days off that all employees must use and established a salary reduction program throughout the Company.  We expect these measures to save us in excess of $2.5 million on an annual basis.

In June 2003, Ibis entered into an agreement with a financing agent to obtain payment for products from its largest customer on an expedited basis. The discount rate associated with this agreement is based on the prime rate and may fluctuate.

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

In October 2003, Ibis completed a public offering of 1,000,000 shares of common stock at $13.25 per share, which included an over allotment option exercised by the underwriter.  Net proceeds from the offering were approximately $12.7 million and will be used primarily to fund research and development, capital expenditures, working capital and general corporate purposes.

We estimate that we have adequate cash available for at least twelve months. Although we anticipate a fourth quarter slow down for 300 mm wafer business at our largest customer, forecasts from this customer and others for 2004 continue to look positive. Forecasting future wafer sales, on a quarter-by-quarter basis, remains exceedingly difficult, and significant variations, quarter to quarter, are likely. We continue to anticipate booking orders for one-to-three implanters during the fourth quarter of 2003.

This Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including statements regarding the impact that the MLD process and i2000 oxygen implanter is expected to have on future financial results, belief that in future years our business is more likely to include a growing component of equipment sales, the adoption by our customers of SIMOX-SOI technology in their mainstream manufacturing processes, the expectation that gross margins on wafer product sales will increase as volumes and production yields improve, the continuation of fluctuations in revenue and results of operations, the expectation that depreciation and amortization will continue to be a significant portion of expenses, the sufficiency of our capital resources, and the anticipation of booking orders for one-to-three implanters this fiscal year.  Such statements are based on our current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties are referenced in the Company’s SEC filings from time to time, including, but not limited to those described above and in our Form 10-K for the year ended December 31, 2002. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

Effects Of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on Ibis’ sales or operating results.

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 3

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

The Company filed with the Securities and Exchange Commission on July 23, 2003 a Current Report on Form 8-K for the July 23, 2003 event announcing its financial results for the Second Quarter ended June 30, 2003.

IBIS TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: November 3, 2003	By:	/s/Debra L. Nelson
Debra L. Nelson
Chief Financial Officer, Treasurer and Clerk (principal financial and accounting officer)

Date: November 3, 2003	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer