Form 10-K
period 2003-12-31
IBIS TECHNOLOGY CORP
filed 2004-03-02
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Common Stock, $.008 Par Value Per Share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒     No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 25, 2004 was $147,626,116 based on the last sale price as reported by the Nasdaq National Market System.

As of February 25, 2004, the registrant had 10,651,170 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004.

PART I

Item 1.    BUSINESS

Business Outlook

This Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms.  In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things, Ibis’ belief in the potential acceptance of and demand for Ibis-produced SIMOX-SOI wafers for mainstream commercial applications, the potential acceptance of and demand for Ibis’ implanters, the evolution of Ibis’ business model from supplying mainly SIMOX-SOI wafers to semiconductor fabs to supplying mainly implanters to wafer manufacturers who will supply SIMOX-SOI wafers to the fabs, our intent to pursue, and our ability to maintain, further strategic relationships, partnerships and alliances with third parties, our ability to obtain intellectual property rights necessary to produce certain kinds of wafers, our intention to add products and advance our process technology, our ability to protect our proprietary technology, the potential trends in wafer sales and the semiconductor industry generally, the capabilities of and anticipated benefits of the i2000, including the ability of the i2000 to support volume production of high quality SIMOX-SOI wafers, the ability of the i2000 to reduce costs, and the ease with which the i2000 can be installed and qualified in fabrication facilities, the likelihood that implanters, if ordered, will be qualified and accepted by customers, the likelihood and timing of revenue recognition on such transactions, our ability to obtain the components and materials necessary to manufacture wafers and/or implanters, and the sufficiency of our capital resources.  Such statements are neither promises nor guarantees but rather are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include, but are not limited to those set forth below in “Business — Risk Factors” and elsewhere throughout this Form 10-K. All information set forth in this Form 10-K is as of the date of this Form 10-K, and Ibis undertakes no duty to update this information, unless required by law.

Introduction

Ibis Technology Corporation (“Ibis”) develops, manufactures and markets SIMOX-SOI implantation equipment and wafers for the worldwide semiconductor industry. SIMOX, which stands for Separation by IMplantation of Oxygen, is a form of silicon-on-insulator, or SOI, technology that creates an insulating barrier below the top surface of a silicon wafer. Our proprietary oxygen implanters produce SIMOX-SOI wafers by implanting oxygen atoms just below the surface of a silicon wafer to create a very thin layer of silicon dioxide between the thin operating region of the transistor at the surface and the underlying silicon wafer itself.  The buried layer of silicon dioxide acts as an insulator for the devices fabricated on the surface of the silicon wafer and reduces the electrical current leakage which otherwise slows integrated circuit performance and increases the loss of power during circuit operation.  Through this process our customers can produce integrated circuits, which we believe, offer significant advantages over circuits constructed on conventional silicon wafers.  We believe that these advantages include:

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

We believe these characteristics make SIMOX-SOI wafers, and the finished integrated circuits, well-suited for many commercial applications, including:

•                                      servers and workstations,

•                                      portable and desktop computers,

•                                      wireless communications and battery powered feature rich hand held devices and cell phones,  and

•                                      harsh-environment electronics.

When Ibis began operations in 1988, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenue was primarily derived from selling wafers for evaluation purposes, and at other times it was primarily derived from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations. This trend is expected to continue in the near term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle with respect to our i2000 SIMOX-SOI implanters.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, Ibis introduced the current-generation of SIMOX-SOI technology, which included our second generation oxygen implanter (i2000™) and the modified low dose (“MLD”) SIMOX wafer process which was licensed to us by IBM. The i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products, including Advantox® MLD and Advantox MLD-UT wafers. We believe the ability of the i2000 implanter to produce eight and twelve-inch (or 200 and 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer.  During the second quarter ended June 30, 2003, our largest customer accepted the i2000 implanter that we shipped to them late last year. As a result of this acceptance, we recognized revenue of approximately $8 million in the second quarter ended June 30, 2003.

During February 2004, we announced the receipt of an order for one Ibis i2000 SIMOX implanter, with an option to purchase a second i2000, from a leading international silicon wafer manufacturer. Although no assurances can be given, we expect to ship this system in the second quarter of 2004 depending on completion of the tool and customer acceptance of the tool at our facility. Revenue recognition for this implanter order will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, which include the customer’s site being properly facilitized (power, water, air) and performance of the tool.

We believe that strategic alliances with existing and potential customers will continue to play an important role in developing a worldwide commercial market for our SIMOX-SOI wafers and implanters. We currently have agreements with IBM and MEMC.

Over the past three years, we have sold SIMOX-SOI wafers to many of the world’s leading commercial semiconductor manufacturers and foundries, including Advanced Micro Devices, Honeywell, IBM, Intel, Motorola, Samsung, Texas Instruments, and TSMC. We have also shipped limited quantities of SIMOX-SOI wafers to the world’s largest silicon wafer manufacturers, including Komatsu, MEMC Electronic Materials, Inc. (“MEMC”), Wacker-NSCE Corporation, Shin-Etsu Handotai Co., Ltd. (“SEH”) and Sumitomo Mitsubishi Silicon Corporation (“SUMCO”). In addition, we have sold SIMOX implanters to IBM, SUMCO and Shanghai Simgui (“Simgui”).

We were incorporated in Massachusetts in October 1987 and commenced operations in January 1988. Our executive offices are located at 32 Cherry Hill Drive, Danvers, Massachusetts 01923 and our telephone number is (978) 777-4247.  Our web site is located at www.ibis.com.. We make our periodic reports on Form 10-K, Form 10-Q and Form 8-K (and any amendments) available on the web site, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission. We have not incorporated by reference into this document the information on our web site and you should not consider it to be a part of this document. Our web site address is included in the document as an inactive textual reference only. Unless the context otherwise requires, the terms “Ibis”, “we”, “us”, and “our” refer to Ibis Technology.

Our Strategy

Ibis’ primary goal is to be the dominant supplier of oxygen implantation equipment to the world’s silicon wafer manufacturers so they can, in turn, efficiently and cost-effectively supply SOI wafers to the global semiconductor industry. We will continue to supply wafers, including for test and evaluation purposes, but we expect that our primary emphasis will be on implanter sales and support.  We also plan on continuing process development for SIMOX-SOI wafers.  Key elements of our strategy for achieving this objective include:

•                  Capitalizing on Fundamental Trends in Semiconductor Manufacturing. We believe that semiconductor manufacturers face an increasing demand for faster integrated circuit speed, reduced power consumption, smaller feature size and immunity to soft errors, which are changes in logic state due to exposure to radiation. In our experience, these manufacturers prefer to satisfy the demand with minimal additions or modifications to their existing equipment base. We believe that SIMOX-SOI technology is a leading alternative to address these requirements and that there will be a migration of SOI wafer manufacturing into the major silicon wafer suppliers.  We reach this conclusion for a number of reasons.  First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding the price of SOI wafers.  Because the starting wafer represents a significant component of the SOI wafer cost, silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore can manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself.  Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins.  Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production.  This should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield.  Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sales and marketing large volumes of substrates.  Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, reclean, reinspect and reship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the leading silicon wafer manufacturers and our major key customers in the semiconductor industry who are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, but focused on SOI processes, which the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

•                  Pursuing Strategic Marketing, Manufacturing, Distribution and Development Alliances. We intend to continue to pursue relationships through which third parties will distribute some of our products and/or assist us in research and development activities. In January 2003, we entered into an agreement with IBM to develop an enhanced, modified low-dose (“MLD”) process for the manufacture of SIMOX-SOI wafers. We also plan to continue our joint development activities with our customers.

•                  Enhancing and Extending Current Product Offerings. We intend to continue to use our resources and our strategic partners’ technical expertise to improve our existing products, expand our core product functionality, add products to our existing product line and further advance our process technology. Our implanter research and development programs are aimed at increasing throughput and thereby reducing the cost of SIMOX-SOI wafers.

•                  Increasing Our SIMOX-SOI Manufacturing Capacity. During 2002 and 2003, we put in place a second line for 300 mm SIMOX wafer manufacturing that consists of balance-of-process (anneal,

clean and metrology) equipment. Going forward we intend to gauge SIMOX-SOI equipment demand from the silicon wafer manufacturers and adjust our equipment manufacturing capacity accordingly. We currently have capacity to build ten to fifteen implanters per year in our existing space.

Marketing, Sales and Customers

Over the last several years, Ibis has focused on integrating SIMOX-SOI wafers into commercial applications. We believe that commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), and memories (DRAMs, SRAMs, etc.). We believe that one of our customers is using our SIMOX-SOI wafers in commercial production and that a number of our customers are sampling SIMOX wafers or are developing prototype products.

Our primary focus today is on getting the silicon wafer manufacturers to embrace SIMOX-SOI technology. To date, where we have succeeded, we have accomplished this through joint research and development programs, sales representative agreements, and providing SIMOX-SOI wafer foundry services to them. We intend to assist the wafer manufacturers in becoming the producers of SIMOX-SOI wafers by selling and servicing oxygen implanters along with continuing to improve SIMOX wafer processing technology via our SIMOX consulting group.

In February 2001, Ibis entered into an agreement with MEMC, pursuant to which MEMC became a global sales representative for Ibis’ SIMOX-SOI wafers. We believe that MEMC has a worldwide presence of sales and applications personnel and operates manufacturing facilities directly, or through joint ventures, in Italy, Japan, Malaysia, South Korea, Taiwan and the United States.

Our internal sales personnel generally focus on our potential or existing equipment customers, largest SIMOX-SOI wafer customers, silicon wafer manufacturers, as well as supporting our strategic partners. Our objective in these broad-based sales efforts is to promote the adoption of SIMOX-SOI technology on an industry-wide basis.

Overseas, we rely on our internal sales personnel and our strategic partners to market and sell our products. We also have a SIMOX implanter sales representation agreement with IRAM Systems Co., Ltd, a Korean corporation, to solicit orders for our Ibis 1000 implanters from customers located in China.

The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 2001, 2002 and 2003, as well as the percent of our revenue represented by these customers’ purchases:

	2001		2002		2003
Customer	Dollars	Percent	Dollars	Percent	Dollars	Percent
IBM	$806	11%	$4,632	33%	$16,887	92%
SUMCO	1,288	17%	172	1%	183	1%
Bookham	2,097	28%	947	7%	85	—
Simgui	—	—	5,555	40%	526	3%

The sales to IBM in 2003 resulted primarily from the sale of an i2000 oxygen implanter at a sale price of approximately $8 million and sales of 300 mm SIMOX-SOI wafers. Revenues from Simgui in 2002 represent the sale of an Ibis 1000 oxygen implanter and certain parts.

Sales to overseas customers in 2001, 2002 and 2003 were 52%, 56% and 7%, of total revenue, respectively. In 2001, 2002 and 2003 sales to the United Kingdom were 28%, 7% and less than 1%, respectively, of total revenue, which was attributable to Bookham Technology.  In 2002, sales to China were 40% of total revenue, which was attributable to Simgui.

Strategic Alliances

Ibis has entered into a number of strategic alliances that we believe enable us to better address our target market, to advance our technology more effectively, and to match our technical developments and production expansion to the needs of our key customers. We believe that strategic alliances with existing and potential customers will continue to play an important role in developing a worldwide commercial market for our SIMOX-SOI wafers and implanters.

We have a long-standing relationship with SUMCO which began as a sales distribution arrangement, progressed to a joint research and development effort, and ultimately SUMCO purchased an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility for SIMOX-SOI wafers. This implanter was installed in SUMCO’s wafer manufacturing facility in Chiba, Japan in July 2001. In 1999, we completed an agreement to license our standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO.  Under this agreement we received an initial royalty fee and are entitled to future royalties based on a percentage of SUMCO’s Advantox SIMOX-SOI wafer sales.

In January 2003, we announced the signing of a Joint Development Agreement with IBM. The objective of the agreement is to develop an enhanced, MLD process for the manufacture of SIMOX-SOI wafers, which are used as the starting material in the manufacture of advanced integrated circuits (“ICs”). Aimed at producing lower-cost, higher quality SIMOX-SOI wafers with thinner top silicon layers, the joint development work is being conducted at both Ibis and IBM. We believe that both companies bring extensive expertise and experience regarding SIMOX-SOI technology to the joint effort. IBM, a pioneer in the development and adoption of SOI technology, developed the original MLD process for high quality, low cost SIMOX-SOI wafers. IBM then licensed Ibis to manufacture SIMOX-SOI wafers using the production-proven MLD process for sale to IBM and all other Ibis customers. Advantox MLD wafers are being broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process.

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

Research and Development

Ibis has active research and development programs in both equipment and wafer process technology. For the past two years a primary focus has been developing capacity to produce 300 mm SIMOX wafers. This required the development of a new generation oxygen implanter, the i2000, and the procurement and qualification of annealing, cleaning, and metrology tools for balance of process at 300 mm.

The proprietary i2000 was designed to support the volume production of high quality SIMOX-SOI 200 and 300 mm wafers for the global semiconductor industry. We began shipping 300 mm SIMOX wafers in early 2002. The i2000 duplicates the process environment of the Ibis 1000. To minimize process risks; however, it incorporates a number of features designed to improve throughput and reduce costs. These include increased beam current, faster wafer handling, off-hub wafer cooling, and modular construction, which we believe will enable improved serviceability and diagnostics, while simplifying the assembly and shipping of the machine. We also believe that the simpler beam line design of the i2000 also offers extensive capabilities, facilitating the manufacture of the Advantox product portfolio. We believe that taken together, these features increase productivity of the i2000 over the Ibis 1000 by a factor greater than two.  Finally, the i2000 is designed to be far more fab friendly than the Ibis 1000. It is designed to be bulkhead or ballroom mounted in the clean room, offers front-opening unified pod (FOUP) capability and meets SEMI safety and ergonomic guidelines. We also believe that the i2000’s improved automation and operator-friendly controls will improve product yield and afford ease-of-use.

Our wafer technology R&D has concentrated on enhancing the range of potential commercial applications for Ibis’ SIMOX-SOI wafers by:

•                                          Refining techniques to produce SIMOX-SOI wafers of higher quality;

•                                          Developing new processes to produce SIMOX-SOI wafers with thinner top silicon and buried oxide layers at lower cost, to a large extent expanding and improving the MLD process;

•                                          Jointly developing a technology for manufacturing high resistivity SIMOX-SOI wafers for mixed signal and radio frequency (“RF”) applications with a major silicon wafer manufacturer. With this alliance, we developed advancements in SIMOX wafer manufacturing, including reduced wafer cost, scalability to 300 mm and stability of the material’s high resistivity characteristic through thermal cycling common in integrated circuit manufacturing. We filed a joint patent application entitled Method of Producing a High Resistivity SIMOX Silicon Substrate in May 2003;

•                                          Integrating strained silicon (another emerging wafer-materials technology) with SOI (“SSOI” wafers), an innovation enabling a further significant boost of complementary metal oxide semiconductor (“CMOS”) device speed. Improved electron mobility in strained silicon leads to an increased drive current in MOS devices and is complemented by benefits provided by SOI, such as reduction of parasitic capacitances in CMOS devices. We assist our customers in their development of SSOI SIMOX wafers and are seeing increased activity in this area; and

•                                          Responding to specific customer requirements and emerging industry trends, such as the development of our Advantox MLD-UT (ultra thin) product line to address requirements for fully depleted devices. Fully depleted is a MOS transistor structure in which the depletion region under normal operation extends as far as a buried insulator layer. We believe that ultra-thin SOI wafers provide superior results, especially in terms of increased power efficiency and heat reduction in the manufacture of fully depleted substrate transistors for next generation semiconductor devices.

During the fiscal years ended December 31, 2001, 2002 and 2003, Ibis’ internally funded research and development expenses were approximately $5,119,000, $6,258,000 and $5,381,000 or 69%, 45% and 29% of our revenues, respectively.

Competition

We believe we face three general sources of competition: (1) direct SIMOX-SOI competition, (2) competing SOI technologies, and (3) competing non-SOI technologies.

(1) Among direct SIMOX-SOI competitors, we believe we are presently the only U.S. manufacturer of SIMOX-SOI implanters.  To our knowledge, Hitachi, Ltd. of Japan is the only other company manufacturing SIMOX implanters and has sold a limited number of tools to date. We are not aware of plans by any of the major ion implant manufacturers to design and develop oxygen ion implanters, but they may already have such plans, or may develop them in the future.  We believe that it would take one to three years to develop such an implanter.

We also believe that SUMCO, Wacker Nippon Steel Corporation (“WNC”), Komatsu and Simgui are manufacturing or marketing SIMOX wafers. We expect that the availability of SIMOX-SOI wafers from silicon wafer manufacturers will help address customer concerns about adequate sources of supply and their desire to purchase all of their silicon wafer requirements (e.g., bulk silicon, epitaxial, strained silicon and SOI wafers) from the same company. Increased direct SIMOX-SOI competition would adversely affect our SIMOX wafer sales; however, our strategy is to be the dominant supplier of SIMOX implanters to the world’s silicon wafer manufacturers so they can, in turn, efficiently and cost-effectively supply SOI wafers to the global semiconductor industry.  In addition, we believe these wafer manufacturers could be potential equipment customers of ours.

(2) The second source of competition for us is the development of alternative SOI materials. The approach that most directly competes with SIMOX is thin-film bonded SOI wafers. SOITEC, a French-based company that spun off from LETI, a French government research lab, uses a bonded method. SOITEC has, to date, been our major wafer product competitor and has sold larger volumes of SOI wafers than us. The thin-

film bonded approach uses two silicon wafers, one or both having a thermally-grown oxide layer, which are first bonded together to form the silicon/silicon dioxide/silicon structure. A majority of one of the wafers is removed or separated from the double-wafer structure, and the remaining portion serves as the device layer of the SOI wafer. The most popular method is to transfer the thin layer using wafer splitting techniques, allowing the rest of the wafer to be reclaimed and reused. Regions of stress are first created using implantation and/or epitaxial growth. The wafer is split along the stress interface by the application of heat (SOITEC’s Smartcut® process), a gas jet (Silicon Genesis’ process), or a water jet (Canon’s ELTRAN® process).  SEH also offers a thin SOI Unibond® wafer manufactured with the SmartCut® process, which is licensed from SOITEC. Our evidence to date suggests that both SIMOX and bonded wafers perform equally well. We believe, however, that the SIMOX process results in a lower manufacturing cost. We also believe that, at this stage in the market’s development, multiple SOI suppliers will help accelerate the adoption of SOI technology.

(3) The third source of competition is derived from alternative non-SOI technologies designed to obtain benefits similar to those of SOI, including improvements to existing technologies. Significant resources are continually expended to improve epitaxial and conventional silicon wafers.

The semiconductor industry has demonstrated its resourcefulness in improving materials through creative circuit design and manufacturing techniques, thereby extending the useful life of conventional substrates, and we cannot be sure that it will not continue to do so. The relatively lower cost of these substrates provides an incentive to the semiconductor industry to continuously improve existing material without moving to new, more advanced substrates. In addition, complex variations of more conventional approaches, such as elaborate circuit structures built on conventional silicon substrates, and compound materials (silicon-germanium, gallium-arsenide, indium phosphide, etc.), are other alternative substrate choices. Strained silicon is a technology that can be used to increase the operating speed of computer chips, such as microprocessors. The spacing between Si atoms is stretched – or strained - farther apart, allowing electrons to flow with less resistance, leading to chips that are faster, as reported by IBM. The fact that strained silicon is an emerging wafer-materials technology raises questions about how it compares to SOI, another emerging wafer-materials technology. Although both strained silicon and SOI are wafer-materials technologies that can increase chip speed, they work in different – and complementary – ways and if combined can provide additional benefits.

Strained silicon increases transistor speed by increasing the mobility of electrons traveling through the top silicon. On the other hand, SOI increases transistor speed by reducing parasitic capacitances associated with source and drain junctions. So, strained silicon and SOI are complementary and mutually enhancing - not competing – technologies, although one technology may be adopted without the other. We believe the real wave of the future will be combining these two complementary technologies, much like the way copper interconnects, low k dielectric materials and SOI substrates have been combined.

Backlog

Ibis’ backlog consists of written orders for SIMOX-SOI wafers expected to be delivered during 2004, equipment revenue expected to be recognized during 2004 and other contracts expected to be performed during 2004.  The backlog is as follows:

	As of February 28,
	2003		2004
	Dollars	Percent	Dollars	Percent
Wafer orders:
100 mm	$44,000	1%	$—	—
150 mm	28,000	—	—	—
200 mm	183,000	2%	70,000	1%
300 mm	7,913,000	97%	6,332,000	92%
Total wafer orders	$8,168,000	100%	$6,402,000	100%
Equipment related orders	$8,054,000		$7,000,000
Contracts/service	$688,000		$271,000

Approximately 98% of the wafer backlog is comprised of orders from one customer of Ibis. All customer orders are subject to modification or cancellation by the customers.  Backlog can, and often does, fluctuate greatly based upon, among other matters, the timing of receipt of orders, especially equipment orders. Therefore, variations in backlog may not represent a fair indication of future business trends.

Patents and Proprietary Rights

During 2003, Ibis added three patents to its intellectual property portfolio and we have more than two-dozen patents pending relating to our proprietary i2000 oxygen implanter or the SIMOX fabrication process.

Ibis has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to us during the development of the Ibis 1000. Our beam scanning system sublicense agreement also grants us certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, we have entered into four non-exclusive sublicense agreements that permit the respective sublicensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sublicensee has paid us a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sublicensee will pay a royalty fee with respect to each implantation machine manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by us from sublicenses are to be shared on a substantially equal basis with the licensor of the beam scanning system. As of December 31, 2003, Ibis had received approximately $1,631,000 in net license fees, after deducting amounts paid to the licensor.

Ibis also obtained an exclusive license to technology that facilitates the presentation of wafers to ion beams developed by Superion Limited, a United Kingdom corporation. Through December 31, 2003, Ibis has paid $552,000 for license fees for implantation machines that have been manufactured by us.  Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.  During 2001, this agreement was modified to incorporate i2000 implantation machines. Ibis also entered into a Sublicense Agreement during 2001 which gives our customer a royalty-bearing, non-exclusive license to utilize this technology for ion implantation machines, excluding oxygen implanters.

During 1998, we entered into an equipment licensing and development agreement which gives the customer the right to a royalty-bearing, non-exclusive license to supplement our equipment manufacturing capacity.  We have received no royalties under this agreement.

During 1999, we completed an agreement to license our standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO. The agreement consisted of an initial royalty fee. Future royalties shall be payable based on a percentage of SUMCO’s SIMOX-SOI wafers sold which are manufactured using the licensed process.

In 2000, we licensed from IBM the right to manufacture and sell SIMOX-SOI wafers, using IBM’s proprietary SIMOX process, to IBM and to all our other customers. Under the royalty-bearing license agreement, we may use IBM’s process to produce SIMOX-SOI wafers which we market as Advantox MLD. Advantox MLD wafers are broadly marketed to integrated circuit manufacturers looking to accelerate their SOI adoption process.  Under the agreement we granted IBM rights to our patents utilized in the modified low dose, or MLD process.  We believe that other SIMOX-SOI wafer processing methods exist and are being used today, however, our existing or potential equipment customers that would like to use the MLD process to manufacture SIMOX-SOI wafers using our implanters would be required to license this technology directly from IBM.  Two silicon wafer manufacturer have already licensed this technology from IBM and others have developed their own SIMOX process. However, no assurances are given that our equipment customers and IBM would come to terms acceptable to both parties in a timely manner, or at all. These MLD process license issues have caused delays in receiving an order from one customer and could cause delays with other customers in the future if they plan to license this technology.

During 2001, we licensed our Advantox 50 and 150 SIMOX wafer fabrication processes to Simgui. Ibis received the initial license fee from Simgui in January 2003, and the technology transfer took place in the first quarter ending March 31, 2003 and therefore revenue of approximately $450,000 was recognized in that quarter.

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

Manufacturing and Supplies

Ibis manufactures its oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Most raw materials and components not produced by us are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers. Semiconductor equipment is a secular growth industry and is very cyclical in nature, so if our suppliers experience an increase in demand from other semiconductor equipment manufacturers with much higher volumes than us, the lead-time and/or price for some of our components may increase. Although we have sought to reduce our dependence on these limited source suppliers and we have not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, increased market demand for the materials supplied by, or disruption or termination of, certain of these sources could occur and such increased demand, disruptions, or termination could have a material adverse effect on our business and results of operations.

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

Employees

As of December 31, 2003, we employed approximately 80 persons on a full-time basis and one person on a permanent part-time basis. None of our employees are represented by a labor union and we believe our relations with our employees are good.

Risk Factors

The Commercial Market for SIMOX-SOI Technology is Still Developing and May Never Fully Develop.

The sources of our revenue have shifted from primarily research and development contracts and sales of SIMOX-SOI wafers for military applications to primarily sales of SIMOX-SOI wafers for commercial applications and sales and support of oxygen implantation equipment. To date, most customers who have purchased our SIMOX-SOI wafers in the commercial field have done so for the purpose of characterizing and evaluating the wafers and developing prototypes. We are aware of only a few commercial manufacturers that are using SIMOX-SOI wafers in low volume production for a limited number of products. The performance advantages of SIMOX-SOI wafers may never be realized commercially and a commercial market for SIMOX-SOI wafers may never fully develop. The failure of major semiconductor manufacturers to adopt SIMOX-SOI technology would adversely affect, and may prevent, the widespread adoption of this technology by others.

We Rely Heavily on Sales to Certain Significant Customers, Which May Vary Significantly From Quarter to Quarter Causing Our Operating Results to Fluctuate.

We derive a large portion of our sales of both wafers and wafer manufacturing equipment from certain significant customers. The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 2001, 2002 and 2003, as well as the percent of our revenue represented by these customers’ purchases:

	2001		2002		2003
Customer	Dollars	Percent	Dollars	Percent	Dollars	Percent
IBM	$806	11%	$4,632	33%	$16,887	92%
SUMCO	1,288	17%	172	1%	183	1%
Bookham	2,097	28%	947	7%	85	—%
Simgui	—	—	5,555	40%	526	3%

Revenues from IBM in 2003 resulted primarily from the sale of an i2000 oxygen implanter at a sale price of approximately $8 million and sales of 300 mm SIMOX-SOI wafers.  Revenues from Simgui in 2002 represent the sale of an Ibis 1000 oxygen implanter and certain parts.  Ibis expects that we will continue to rely on a relatively small number of customers as sources of revenue in the foreseeable future.  The loss of one or more of these major customers and our failure to obtain other sources of offsetting revenue would have a material adverse impact on our business.  In addition, any downturn in these customers’ business or the industry in which these customers operate could result in a significant decrease in sales of our products to these customers, which would have an adverse effect on our business.

We Have Significant Losses and May Never Be Able to Sustain Profitability.

We experienced net losses of $9,594,919, $14,096,179 and $21,449,789 in 2001, 2002 and 2003, respectively.  As of December 31, 2003, we had an accumulated deficit of $61,871,614. Net losses may continue for the foreseeable future. Although we have had profitable operating results from time to time, we may not be able to achieve sustained profitability.

We May Need Substantial Additional Capital in the Future.

We anticipate that our existing capital resources together with anticipated wafer and implanter sales will enable us to maintain currently planned operations for at least the next twelve months from the date of this filing.  However, this expectation is based on our current operating plan which may change.  We intend to continue to invest in facilities and state-of-the-art equipment in order to increase our research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. As a result, we may need to raise substantial additional capital in the future.  We have previously financed our working capital requirements through:

•              equity financings, including warrant and option exercises,

•              equipment lines of credit,

•              a working capital line of credit,

•              a term loan,

•              sale-leaseback arrangements,

•              collaborative relationships,

•              wafer product and equipment sales, and

•              government contracts.

We may not be able to raise any required additional funds on a timely basis, terms favorable to us, or at all.  If future financing is not available or is not available on a timely basis or on acceptable terms, we may not be able to fund our future needs, which would seriously harm our business and results of operations. In addition, if we raise additional funds through the sale of equity or convertible debt securities, the value of our common stock outstanding may be diluted.  We may also have to issue securities that have rights, preferences and privileges senior to our common stock.

We Expect Our Quarterly Revenue and Operating Results to Fluctuate Significantly.

We anticipate that our revenue and operating results are likely to vary significantly from quarter to quarter in the future, and it is likely that in future quarters our operating results may from time to time be below the expectations of public market analysts or investors.  Our stock price has been volatile and if this occurs, the price of our common stock would likely decrease.  Our major wafer customer tends to order fluctuating quantities of wafers on an irregular basis. This means that this customer, who may have accounted for a significant portion of our net revenue in a given quarter, may not place any orders in the succeeding quarter or quarters. Most of our other wafer customers are sampling SIMOX wafers or are developing prototype products and tend to order small quantities of wafers on an irregular basis. Further, customers may cancel or revise orders at any time prior to delivery. These ordering patterns most likely will result in significant quarterly fluctuations in our revenue and operating results, and accordingly in our share price. In addition, because we have only sold a limited number of implanters to date on an irregular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue for that quarter.  A number of other factors, many of which are discussed in more detail in other risk factors, may also cause variations in our results of operations and share price, including:

•              lack of orders;

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

Competitors and Competing Technologies May Render Some or All of Our Products or Future Products Noncompetitive or Obsolete; Potential Write-down for Impaired or Obsolete Assets.

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

During the fiscal year ended December 31, 2003, we recognized an impairment loss of $11,051,324 for our 200 mm and smaller SIMOX wafer production line (see Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation). In addition, if semiconductor manufacturers fail to adopt SIMOX technology during the current or subsequent process cycle (such cycles typically last two to three years), widespread adoption of SIMOX technology may never materialize, our technology may become obsolete and we may be required to recognize an additional material impairment loss in the future.

In addition, although we are aware of only one other company manufacturing oxygen implant equipment, other major semiconductor implant equipment manufacturers could develop a less expensive oxygen implanter with superior technology. Our ability to compete with other manufacturers of semiconductor implanters, SIMOX wafers and manufacturers of competing SOI wafers, as well as with bulk silicon, epitaxial, strained silicon and compound materials wafer manufacturers, will depend on numerous factors within and outside our control, including:

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

The commercialization of new products involves, among other requirements, substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets.  Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business may be materially and adversely affected if:

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

The manufacture of our SIMOX-SOI wafers is a highly complex and precise process. SIMOX-SOI wafer production requires a tightly controlled, clean environment. Very small impurities in our manufacturing materials or process, contamination of the manufacturing environment and/or equipment failures can cause wafers to be rejected, can adversely affect our customers’ manufacturing yields of their integrated circuits or can cause shipping delays. We may experience problems in achieving an acceptable yield in the manufacture of SIMOX-SOI wafers, and the risk of encountering difficulties increases as we transition to new manufacturing methods or more exacting customer specifications. In the past, we have experienced difficulties in keeping pace with evolving customer specifications which have led to delayed SIMOX-SOI wafer shipments and/or increased production costs.

The Customer Qualification Process for Our Wafer Products is Complex and Lengthy.

Our customers expend significant efforts in evaluating and qualifying our wafer products before they place any orders with us.  To date, commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products by our customers. The time to develop an integrated circuit on SIMOX-SOI is lengthy, sometimes taking twelve to thirty-six months. The cycle typically goes from initial sampling of SIMOX-SOI wafers to more intensive sampling, the manufacture of prototype integrated circuits, circuit process modifications, yield optimization, pilot production and finally, production. This is a normal cycle in the semiconductor industry for any new advanced material such as Ibis’ SIMOX-SOI.  Even after this lengthy qualification process, customers may not purchase our products in substantial amounts, or at all.  This lengthy sales cycle, as well as the practice of semiconductor manufacturers to place sporadic orders and their right to cancel orders prior to delivery, may cause our revenue and operating results to vary significantly and unexpectedly from period to period.

The Sales Cycle for Our Oxygen Implanter Equipment is Lengthy and Complex and We Have Only Received Limited Orders for Our Oxygen Implanter Equipment.

Our customers expend significant efforts in evaluating and qualifying our implanters before they place orders with us.  Since we began selling implanters in 1996, we have only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4 million each and one i2000 oxygen implanter at a selling price of approximately $8 million. The sales cycle typically goes from equipment demonstration, equipment specification negotiations, formal quotation, contract negotiations and receipt of order and could take up to one year or longer. In addition, our potential equipment customers that would like to use the MLD process, owned by IBM, to manufacture SIMOX-SOI wafers using our implanters would be required to license this technology directly from IBM.  We believe two silicon wafer manufacturer have already licensed this technology from IBM and others have developed their own SIMOX process. Our potential equipment customers may wish to secure this license prior to giving us an order for equipment and these negotiations between IBM and our customer are beyond our control and no assurances are given that our customers and IBM would come to terms acceptable to both parties in a timely manner, or at all. This has caused delays in receiving an order from one customer and could cause delays with other customers in the future.  We do not expect to sell more than a limited number of implanters in the near future. The sale of one implanter would generally represent a substantial portion of our annual revenue.  Accordingly, the delay in the receipt of orders, manufacture or delivery of even one unit would have a material adverse effect on our quarterly and annual results of operations.

The Manufacturing and Customer Qualification Process for Our Implanters is Complex, Lengthy and Costly.

In the semiconductor industry customers regularly require equipment manufacturers to qualify the equipment at the customer’s site. The time required to customer-qualify an implanter at a customer’s site is very difficult to predict because the qualification process for each of our implanters is complex, lengthy and costly and varies depending on our customer’s varying specifications. The manufacturing and qualification process for each implanter requires us to construct and customer qualify the machine at our premises, disassemble the machine for transportation, and reassemble and requalify it at the customer’s premises. During this qualification period, we invest significant resources and dedicate substantial production and technical personnel to achieve acceptance of the implanter. Each customer will not accept the implanter until it has successfully produced wafers to exact specifications at the customer’s premises. Even very small differences in the customer’s environment or initially imperceptible changes that may occur to the implanter during the transportation to and reassembly of the implanter at the customer’s site can cause a large percentage of wafers produced by the implanter to be rejected, which would delay the acceptance of the implanter by the customer. Historically, we have experienced delays in achieving customer acceptance. Delays or difficulties in our manufacturing and qualification process could increase manufacturing and warranty costs and adversely affect our relationships with our customers. In addition, because we do not recognize revenue on the sale of an implanter until it is delivered and qualified by the customer, any delay in qualification would result in a delay in our ability to recognize revenue from the sale.  Historically it has taken approximately nine to eighteen months to build, ship and obtain customer acceptance of our implanters.

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

Our Chief Executive Officer, Martin J. Reid, and other current officers and key members of our scientific staff are responsible for areas such as product development and improvements, and process improvements research, which are important to our specialized scientific business. The loss of, and failure to promptly replace, any member of this group could significantly delay and may prevent the achievement of our research, development and business objectives. While we have entered into an employment agreement with our Chief Executive Officer, under certain circumstances he may be able to terminate his employment with us. Furthermore, although our employees are subject to certain confidentiality and non-competition obligations, our key personnel may terminate their employment at any time and may become employed by a competitor.  The current composition of Ibis management and of its board of directors is subject to change and should not be unduly relied upon.

We May Not Be Able to Successfully Produce Our Products on a Large-Scale.

We have limited manufacturing experience and have only manufactured limited quantities of oxygen implanters and SIMOX-SOI wafers for low volume production. To be successful, our products must be manufactured in commercial quantities, at acceptable costs. We may not be able to make the transition to high volume commercial production successfully. Future production in commercial quantities may create technical and financial challenges for us. Any difficulty or delay in constructing additional implanters, if needed, could have a material adverse effect on our business.

We May Not Be Able to Use All of Our Existing or Future Manufacturing Capacity at a Profitable Level.

At times we may have the capacity to produce more oxygen implantation machines than we have orders for at such times. During such idle time we would continue to be responsible for the fixed costs of our facility and maintaining personnel, which could have a material adverse effect on our business. We have also invested in two 300 mm SIMOX wafer production lines and a significant portion of our expenses are fixed. If we do not need this capacity and capability for any of a variety of reasons, including inadequate demand, our existing capacity and capability could be in excess of our actual needs and our fixed costs per wafer produced will increase, which could adversely affect us.

We May Not Successfully Form or Maintain Desirable Strategic Alliances.

We believe we will need to form or maintain alliances with strategic partners for the manufacturing, marketing and distribution of our products. We may enter into these strategic alliances to satisfy customer demand and to address possible customer concerns regarding our being a sole source supplier. The limited number of reliable sources of supply other than Ibis may adversely affect or delay the integration of SIMOX-SOI wafers in mainstream commercial applications. We may not be successful in maintaining alliances or in forming and maintaining other alliances, including satisfying our contractual obligations with our strategic partners, and our partners may not devote adequate resources to manufacture, market and distribute these products successfully or may attempt to compete with us.

We May Have Difficulty Obtaining the Materials and Components Needed to Produce Our Products.

Ibis manufactures its oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Most raw materials and components not produced by us are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers. Semiconductor equipment is a secular growth industry and is very cyclical in nature, so if our suppliers experience an increase in demand from other semiconductor equipment manufacturers with much higher volumes than us, the lead-time and/or price for some of our components may increase. Although we have sought to reduce our dependence on these limited source suppliers and we have not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, increased market demand for materials from, or disruption or termination of, certain of these sources could occur and such increased demand, disruptions, or termination could have a material adverse effect on our business and results of operations.

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

•                                          market acceptance of new and enhanced versions of our products or implanters,

•                                          the evolving and unpredictable nature of the markets for the products incorporating our SIMOX-SOI wafers,

•                                          the amount of research and development expenses associated with new or enhanced products or implanters

•                                          the cyclical nature of the semiconductor industry, and

•              general market conditions.

Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business.

Four class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis Technology and its President and CEO: Martin Smolowitz v. Ibis Technology Corp., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corp., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corp., et al., Civ. No. 04-10088 (RCL) (D. Mass.); and George Harrison v. Ibis Technology Corp., et al., Civ. No. 04-10286 (RCL) (D. Mass.). The actions allege, among other things, that the Company violated the federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. While we believe that the allegations are without merit, and intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved. Ibis has been named as a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against Ibis in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to Ibis.  The complaint seeks unspecified money damages and other relief ostensibly on behalf of Ibis.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations and financial condition.

Future Issuances of Preferred Stock May Diminish the Rights of Our Common Stockholders.

Our board of directors has the authority to approve the issue of up to 2 million shares of preferred stock and to determine the price, rights, privileges and other terms of these shares.  The board of directors may exercise this authority without the approval of the stockholders.  The rights of the holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future.

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

Item 2.    DESCRIPTION OF PROPERTY

Ibis’ corporate office and manufacturing facilities are located at leased facilities in Danvers, Massachusetts. We have two buildings in Danvers, which effectively separate our two business segments: Implantation equipment design and manufacture and SIMOX wafer production. The implantation equipment design and manufacturing facility is approximately 20,000 square feet and we have an additional 20,000 square feet of adjacent space for future expansion. We have a 40,000 square foot facility dedicated to wafer operations which includes modernized cleanrooms that contain implanters, upgraded metrology equipment and cleaning equipment. The leases expire on December 31, 2006 and May 31, 2005, respectively, and contain options to renew for five years.

Item 3.    LEGAL PROCEEDINGS

Four class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis Technology and its President and CEO: Martin Smolowitz v. Ibis Technology Corp., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corp., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corp., et al., Civ. No. 04-10088 (RCL) (D. Mass.); and George Harrison v. Ibis Technology Corp., et al., Civ. No. 04-10286 (RCL) (D. Mass.). The actions allege, among other things, that the Company violated the federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. While we believe that the allegations are without merit, and intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.  Ibis has been named as a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against Ibis in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to Ibis.  The complaint seeks unspecified money damages and other relief ostensibly on behalf of Ibis.  Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations and financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.           MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Ibis’ Common Stock began trading on May 20, 1994 on the Nasdaq SmallCap Market and on the Boston Stock Exchange. Prior to May 20, 1994, there was no public market for the Common Stock or any other securities of Ibis.  On April 4, 1996, Ibis commenced trading on the Nasdaq National Market.  Our Common Stock is traded under the symbol “IBIS.” The following tables set forth, for 2002 and 2003, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low

2002:
First Quarter	$15.64	$7.25
Second Quarter	$14.95	$4.35
Third Quarter	$7.15	$3.59
Fourth Quarter	$7.50	$3.65
2003:
First Quarter	$6.50	$3.92
Second Quarter	$8.68	$3.99
Third Quarter	$13.17	$7.67
Fourth Quarter	$17.90	$9.90

Stockholders

As of February 26, 2004, there were approximately 140 stockholders of record of the 10,651,170 outstanding shares of Common Stock and approximately 6,900 beneficial owners of the Common Stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year ended December 31, 2003, there were no sales of securities that were not registered under the Securities Act of 1933.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of each of the years in the five-year period ended December 31, 2003, are derived from the financial statements of Ibis, which have been audited by KPMG LLP, independent certified public accountants. The audited balance sheets at December 31, 2003 and 2002 and the related statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2003 and the auditors’ report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with Ibis’ financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except for per share data)
Statement of Operations Data:
Wafer product sales	$5,282	$8,173	$5,391	$7,646	$8,996
Contract and other revenue	1,257	533	518	283	660
Equipment revenue	10,064	5,769	1,525	6,103	8,782
Total revenue	16,603	14,475	7,434	14,032	18,438
Cost of wafer product sales	4,644	5,824	8,210	14,457	15,542
Cost of contract and other revenue	443	388	376	115	45
Cost of equipment revenue	7,242	3,482	1,502	3,868	4,331
Total cost of revenue	12,329	9,694	10,088	18,440	19,918
Gross profit (loss)	4,274	4,781	(2,654)	(4,408)	(1,480)
Operating expenses:
General and administrative	1,787	1,998	2,273	2,174	2,337
Marketing and selling	1,016	1,640	1,813	1,510	1,236
Research and development	1,774	4,587	5,119	6,258	5,381
Impairment of long-lived assets	—	—	—	—	11,051
Total operating expenses	4,577	8,225	9,205	9,942	20,005
Loss from operations	(303)	(3,444)	(11,859)	(14,350)	(21,485)
Total other income	1,140	1,943	2,265	255	27
Income (loss) before income taxes	837	(1,501)	(9,594)	(14,095)	(21,458)
Income tax expense (benefit)	10	1	1	1	(8)
Net income (loss)	$827	$(1,502)	$(9,595)	$(14,096)	$(21,450)
Net income (loss) per common share (1)	$0.11	$(0.18)	$(1.15)	$(1.53)	$(2.21)
Weighted average common shares outstanding	7,404	8,286	8,378	9,208	9,728

	As of December31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Working capital	$43,309	$32,585	$11,232	$5,551	$12,607
Total assets	53,728	56,299	54,920	51,699	35,343
Long-term debt, less current portion	30	18	2,718	1,184	—
Total liabilities	5,347	6,780	14,560	12,944	4,226
Stockholders’ equity	48,381	49,519	40,360	38,755	31,117

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

OVERVIEW

Ibis Technology Corporation (“Ibis”) was formed in October 1987 and commenced operations in January 1988. Ibis’ initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This research led to the development of proprietary next generation oxygen implanters, the Ibis 1000, which we began selling in 1996, the i2000, and also to other proprietary process technology.

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business has evolved through stages where sometimes our revenue was primarily derived from selling wafers for evaluation purposes, and at other times it was primarily derived from equipment sales. This is a normal path to follow while developing and promoting a fundamental new technology, especially when it relates to the semiconductor industry embracing any change that affects fabrication operations.  This trend is expected to continue in the near-term as our customers continue to sample SOI and the early adopters work to achieve stable production processes and enter pilot production. We believe that we are in the technology rollout stage of our corporate life cycle with respect to our i2000 SIMOX-SOI implanters.

We believe that there will be a migration of SOI wafer manufacturing into the major silicon wafer suppliers.  We reach this conclusion for a number of reasons.  First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding the price of SOI wafers.  Because the starting wafer represents a significant component of the SOI wafer cost, silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore can manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself.  Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins.  Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production.  This should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield.  Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sales and marketing large volumes of substrates.  Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, reclean, reinspect and reship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the leading silicon wafer manufacturers and our major key customers in the semiconductor industry who are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, but focused on SOI processes, which the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years.  In 2002, we introduced the current generation of SIMOX-SOI technology, which included our second- generation oxygen implanter (i2000™) and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce eight and twelve-inch (or 200 and 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. A vast majority of the wafers shipped during the fiscal year ended December 31, 2003 were 300 mm.  In September 2002, we received an order valued at approximately $8 million for an i2000 oxygen implanter from a major semiconductor manufacturer.  During the second quarter ended June 30, 2003, our largest customer accepted the i2000 implanter that we shipped to them late last year. As a result of this acceptance, we recognized revenue of approximately $8 million in the second quarter ended June 30, 2003.

During February 2004, we announced the receipt of an order for one Ibis i2000 SIMOX implanter, with an option to purchase a second i2000, from a leading international silicon wafer manufacturer. Although no assurances can be given, we expect to ship this system in the second quarter of 2004 depending on completion of the tool and customer acceptance of the tool at our facility. Revenue recognition for this implanter order will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, which include the customer’s site being properly facilitized (power, water, air) and performance of the tool.

Commercial shipments of our wafers have been used principally for evaluation purposes or pilot production in products, including microprocessors, gate arrays, ASICs (application specific integrated circuits), memories (DRAMs, SRAMs, etc.), and cellular and mobile radio components. From our customers’ perspective, the pathway to SOI adoption is complex and time consuming.  Typically, a wafer customer will go through three major stages:

•                                          Sampling, where preliminary performance characteristics are explored and verified;

•                                          R&D, where specific customer specifications are tested and developed; and

•                                          Production, where yield and cost benefits are optimized.

Each of these stages has many steps, and customers must evaluate each new wafer technology that essentially lays a new foundation for substantially all other processes they have spent billions of dollars and decades of time developing.  Accordingly, we believe it takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to initial production, which is not unlike the standard process for qualifying any new wafer material.  These steps apply each time there is a change in the customer’s fabrication process, such as a feature-size change or new material.  To date, most of our customers have purchased wafers for the purpose of characterizing and evaluating the wafers, developing prototype products or for pilot production, and consequently historical sales are not necessarily an indication of future operations.

At December 31, 2003, Ibis owned eight Ibis 1000 implanters, available to produce up to 200 mm SIMOX wafers and two i2000’s available to produce 300 mm SIMOX wafers.  We also have one additional i2000 implanter under construction that we intend to ship to fulfill the recent order we received from a major silicon wafer supplier. During the fourth quarter ended December 31, 2003, a number of unexpected events occurred which impacted our 200 mm and smaller wafer size production line including the line’s projected cash flow generation and our projected utilization of the assets within our revised plans. These events included:

•                                          Our business prospects for 200 mm SIMOX wafers did not materialize in the fourth quarter as expected, and in part as a result of this we do not now anticipate significant 200 mm wafer business in the future;

•                                          Our existing and potential wafer customers are rapidly transitioning to the 300 mm wafer size and 92% of our wafer sales during fiscal year 2003 were for 300 mm SIMOX wafers;

•                                          A potential buyer completed their evaluation of a portion of our wafer production line and determined that weak demand for 200 mm and smaller SIMOX wafers did not warrant an investment or purchase of this proportion at the present time; and

•                                          We do not believe there are any material prospects for Ibis 1000 equipment sales overseas currently.

Based on these events and their impact on current and future projected cash flows, our subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets resulted in an impairment charge of

$11,051,324 for our 200 mm and smaller SIMOX wafer production line, which is principally comprised of Ibis 1000 implanters and associated machinery and equipment not expected to be utilized or sold. The remaining carrying amount of assets for this line is now approximately $865,000.

We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters.  We cannot be sure that our implanters or other long-lived assets will not become impaired in the future. In addition, the impairment factors evaluated by Management may change in subsequent periods, given the current trends of the business environment.

Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to various factors, including the timing of receipt of equipment orders and dependence on a limited number of customers.  Our current major wafer customer tends to order fluctuating quantities of wafers on an irregular basis. This means that this customer, who may account for a significant portion of our net revenue in any given quarter, may not place any orders in the succeeding quarter or quarters. Most of our other wafer customers are sampling SIMOX wafers or are developing prototype products and tend to order small quantities of wafers on an irregular basis. Furthermore, orders can be revised or cancelled at any time prior to delivery. These ordering patterns resulted in a decrease in 300 mm SIMOX wafer sales during the fourth quarter ended December 31, 2003 and we expect to continue to experience fluctuations in revenue and operating results due to shifts in customer demands during various stages of the SIMOX-SOI sales cycle. In addition, because we have sold only a limited number of implanters to date on an irregular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue for that quarter.  We recognize implanter revenue in accordance with SAB 101, which includes, among other criteria, the shipment and factory acceptance of the implanter at the customer’s location.  As a result, deferral of revenue will extend longer due to meeting these criteria.

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

Revenue Recognition.  We recognize revenue from wafer product sales, equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured.  We typically recognize revenue from wafer sales upon shipment and recognize revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold.  Revenue derived from contracts and services is recognized upon performance.   Significant management judgments and estimates must be made and used in connection with revenue recognized in any period.  Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions.  Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset.  If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value.  We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 and during the fourth quarter of 2003 we recognized an impairment charge of $11,051,324 for our 200 mm and smaller SIMOX wafer production line.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Wafer Product Sales.  Wafer product sales increased to $8,995,475 for the fiscal year ended December 31, 2003, an increase of $1,349,168 or 18% from $7,646,307 for the fiscal year ended December 31, 2002.  Early in 2002, Ibis introduced our current-generation oxygen implanter, the i2000, and for the first time we began shipping 300 mm SIMOX wafers produced on that implanter shortly thereafter. The increase in wafer product sales is due to increased 300 mm SIMOX wafer demand from one customer in the United States.  Sales of 300 mm wafers for the fiscal year ended December 31, 2003 accounted for approximately 92% of our total wafer sales compared to 44% last year. This increase was offset by decreased wafer sales by Ibis in Europe, as one of our customers in the optical components arena discontinued a portion of their operations which utilized SIMOX wafers. Wafer sales to customers in the Pacific Rim also decreased as there are now multiple SIMOX-SOI wafer suppliers located there. Increased direct SIMOX-SOI competition would adversely effect our SIMOX wafer sales; however, our current strategy is to be the dominant supplier of SIMOX implanters to the world’s silicon wafer manufacturers so they can, in turn, efficiently and cost-effectively supply SOI wafers to the global semiconductor industry.  In addition, we believe these wafer manufacturers could be potential equipment customers of ours.

Contract and Other Revenue.  Contract and other revenue for the fiscal year ended December 31, 2003 was $660,429 compared to $282,979 for the fiscal year ended December 31, 2002, an increase of $377,450 or 133%.  This increase is attributable to revenue recognized from the transfer of wafer technology to a customer pursuant to a license agreement.  Royalty fees on licensed equipment technology also increased but these were offset by a decrease in government contract work.

Equipment Revenue.  Equipment revenue increased to $8,781,907 for the fiscal year ended December 31, 2003 from $6,102,748 for the fiscal year ended December 31, 2002, an increase of $2,679,159 or 44%.  Equipment revenue in 2003 included approximately $8 million from the sale of an i2000 implanter compared to the fiscal year ended December 31, 2002 which included approximately $5 million from the sale of an Ibis 1000 implanter to a customer in China.  Field service revenue accounted for $280,450 or 3% of equipment revenue for the fiscal year ended December 31, 2003 as compared to $289,295 or 5% of equipment revenue for the fiscal year ended December 31, 2002.  Sales of spare parts accounted for $508,551 or 6% of equipment revenue for the fiscal year ended December 31, 2003 as compared to $813,453 or 13% of equipment revenue for the fiscal year ended December 31, 2002. Sales of spare parts fluctuate depending on the number of tools sold and when the associated warranty expires.

Total Sales and Revenue.  Total sales and revenue for the fiscal year ended December 31, 2003 was $18,437,811, an increase of $4,405,777 or 31% from $14,032,034 for the fiscal year ended December 31, 2002.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the fiscal year ended December 31, 2003 was $15,541,778, as compared to $ 14,456,781 for the fiscal year ended December 31, 2002, an increase of $1,084,997 or 8%.  This is attributable to increased sales of 300 mm wafers along with increased fixed costs mainly depreciation and amortization of 300 mm equipment and the under absorption of overhead expenses. Decreased overhead expenses due to cost savings initiatives offset these increases, as well as lower 300 mm wafer material costs. Cost of contract and other revenue for the fiscal year ended December 31, 2003 was $44,579, as compared to $115,141 for the fiscal year ended December 31, 2002, a decrease of $70,562 or 61% due to a decrease in work performed on government contracts.  Cost of equipment revenue for the fiscal year ended December 31, 2003 was $4,331,044, as compared to $3,868,197 for the fiscal year ended December 31, 2002, an increase of $462,847 or 12%.  This increase is due to higher costs recognized on the sale of the i2000 implanter this year compared to the Ibis 1000 in the prior year. In addition, although variable overhead expenses decreased due to cost savings initiatives, we experienced an under absorption of overhead due to lack of implanter demand. As a result of the foregoing, the total cost of sales and revenue for the fiscal year ended December 31, 2003 was $ 19,917,401 as compared to $18,440,119 for the fiscal year ended December 31, 2002, an increase of $1,477,282, or 8%.  The gross margin for all sales was a negative 8% for the fiscal year ended December 31, 2003 as compared to a negative 31% for the fiscal year ended December 31, 2002.  This improvement in the gross margin for all sales is attributable to a 55% gross margin achieved on the i2000 implanter sale, as well as improved margins on wafer sales due to higher average selling prices of 300 mm wafers.

General and Administrative Expenses.  General and administrative expenses for the fiscal year ended December 31, 2003 were $2,337,463 (13% of total revenue) as compared to $2,174,198 (15% of total revenue) for the fiscal year ended December 31, 2002, an increase of $163,265 or 8%.  This is primarily a result of increased professional services and premiums on Director’s & Officers liability insurance which were offset by decreased payroll and payroll related expenses due to cost savings initiatives.

Marketing and Selling Expenses.  Marketing and selling expenses for the fiscal year ended December 31, 2003 were $1,235,798 (7% of total revenue) as compared to $1,509,792 (11% of total revenue) for the fiscal year ended December 31, 2002, a decrease of $273,994 or 18%.  The decrease in marketing and selling expenses is primarily a result of decreases in payroll and payroll related expenses, travel and promotional expenses due to cost savings initiatives.

Research and Development Expenses.  Internally funded research and development expenses decreased by $876,971 or 14% to $5,380,868 (29% of total revenue) for the fiscal year ended December 31, 2003 from $6,257,839 (45% of total revenue) for the fiscal year ended December 31, 2002.  This is primarily a result of decreased payroll, payroll related costs and consulting expenses due to cost savings initiatives.

Impairment of Long-Lived Assets.  During the fourth quarter ended December 31, 2003, a number of unexpected developments occurred which impacted our 200 mm and smaller wafer size production line, including changes in the line’s projected cash flow generation and our projected utilization of the assets within our revised plans. As a result of our subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets we recognized an impairment charge of $11,051,324 for our 200 mm and smaller SIMOX wafer production line. The remaining carrying amount of assets for this line is now approximately $865,000.

Other Income.  Total other income for the fiscal year ended December 31, 2003 was $27,510 as compared to $254,991 for the fiscal year ended December 31, 2002, a decrease of $227,481 or 89%.  The decrease in total other income is primarily attributable to decreased interest income earned as a result of lower cash balances and a reduction in interest rates along with increased interest expense due to a financing arrangement entered into during the second quarter of 2003.

Ibis had federal net operating loss and general business credit carryovers of approximately $60,473,000 and $1,323,000, respectively, at December 31, 2003, that may be used to offset future taxable income, if any, through 2023.    State net operating loss and credit carryovers of $41,890,000 and $1,667,000, respectively, have varying expiration dates. Deferred tax assets and related valuation allowance of $3,165,000 related to the net operating loss carryover results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.  Net operating loss carryovers and other tax attributes may be limited in the event of certain changes in ownership interests.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Product Sales.  Wafer product sales increased to $7,646,307 for the fiscal year ended December 31, 2002, an increase of $2,255,447 or 42% from $5,390,860 for the fiscal year ended December 31, 2001.  Early in 2002, Ibis introduced our current-generation oxygen implanter, the i2000, and for the first time we began shipping 300 mm SIMOX wafers produced on that implanter. The increase in product sales is primarily attributable to sales of 300 mm SIMOX wafers by Ibis in the United States and the Pacific Rim. For the fiscal year ended December 31, 2002, sales of 300 mm wafers accounted for approximately 44% of our total wafer product sales. This increases was offset by decreased wafer sales by Ibis in Europe, as a result of continued adverse business conditions for one of our largest wafer customers that is in the optical components arena.

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

Total Cost of Sales and Revenue.  Cost of wafer product sales for the fiscal year ended December 31, 2002 was $14,456,781, as compared to $8,209,540 for the fiscal year ended December 31, 2001, an increase of $6,247,241 or 76%.  This increase is mainly attributable to the increase in fixed costs associated with production, which include depreciation, amortization and occupancy costs. Equipment repair and maintenance, outside testing services and royalty expenses incurred on the MLD process also increased.  In addition, the optimum production yield on our 300 mm wafer products had not yet been realized which resulted in higher costs.  Cost of contract and other revenue for the fiscal year ended December 31, 2002 was $115,141, as compared to $376,371 for the fiscal year ended December 31, 2001, a decrease of $261,230 or 69%.  Cost of equipment revenue for the fiscal year ended December 31, 2002 was $3,868,197, as compared to $1,502,356 for the fiscal year ended December 31, 2001, an increase of $2,365,841 or 158%.  This increase is due to costs recognized on the sale of an Ibis 1000 implanter to a customer in China. There were no implanter sales during the fiscal year ended December 31, 2001. As a result of the foregoing, the total cost of sales and revenue for the fiscal year ended December 31, 2002 was $18,440,119 as compared to $10,088,267 for the fiscal year ended December 31, 2001, an increase of $8,351,852, or 83%.  The gross margin for all sales was a negative 31% for the fiscal year ended December 31, 2002 as compared to a negative 36% for the fiscal year ended December 31, 2001.  The negative gross margin in 2002 for all sales is attributable to increased wafer costs and less than optimal production yields on new products, which were partially offset by a 37% gross margin on equipment revenue.

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

Liquidity and Capital Resources

As of December 31, 2003, Ibis had cash and cash equivalents of $14,174,716, including the receipt of proceeds of approximately $12.6 million from a public offering of 1,000,000 shares of common stock at $13.25 per share in October 2003.  The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on September 2, 2003 and declared effective on October 3, 2003. Net proceeds from the offering will be used primarily to fund research and development, capital expenditures and working capital.

During the fiscal year ended December 31, 2003, Ibis used $8,138,561 of cash for operating activities as compared to $3,491,435 in 2002. Depreciation and amortization expense for the fiscal years ended December 31, 2003 and 2002 was $6,771,680 and $6,264,549, respectively.  This accounted for 37% and 45% of total revenue, respectively. Due to the capital-intensive nature of Ibis’ business and the recent expansion of our 300 mm SIMOX wafer production line, Management expects that depreciation and amortization will continue to be a significant portion of our expenses.  However, the reduction of $10,850,011 in the carrying amount of our 200 mm and smaller wafer size equipment should result in a decrease in our annual depreciation of approximately $2.6 million. To date, Ibis’ working capital requirements have been funded primarily through debt and equity financings. The principal uses of cash during the fiscal year ended December 31, 2003 were to fund operations and additions to property and equipment which totaled $1,632,447. At December 31, 2003, Ibis had commitments to purchase approximately $279,692 in material to be used for wafer manufacturing or for the i2000 implanter currently under construction, and approximately $4,745 in capital equipment purchases.

In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial’s Commercial Equipment Finance Group.  The lease line was used to finance the purchase of process equipment for wafer production, primarily 300 mm wafers.  This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of approximately $131,000.  Ibis has a fair market value purchase option at the end of the lease term.  The lease-line is secured by the underlying assets and all other property and equipment of Ibis.

Our existing cash resources are believed to be sufficient to support our current operating plan for the next twelve months. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs.

Contractual Obligations

We have no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements.  We have no off-balance sheet arrangements as defined in Regulation S-K Section 303(a)(4)(ii).

At December 31, 2003, our outstanding contractual obligations included:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 year	2 years	3-5 years	More than 5 years
Capital Lease Obligations	$1,185,746	$1,185,746	$—	$—	$—	$—
Operating Lease Obligations	1,767,236	781,365	567,458	418,413	—	—
Purchase Obligations	4,745	4,745	—	—	—	—
Minimum Royalty Payment Obligations	20,000	10,000	10,000	—	—	—
Total	$2,977,727	$1,981,856	$577,458	$418,413	$—	$—

Additional information regarding our financial commitments at December 31, 2003 is provided in the Notes to our Financial Statements. See “Notes to Financial Statements, Note 8, Commitments and Contingencies”.

Effects Of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” is effective for fiscal years beginning May 15, 2002 or later and rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made

to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Ibis adopted SFAS 145 during the first quarter of 2003 without a material impact on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Ibis adopted SFAS 146 during the first quarter of 2003 without a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The application of the requirements of FIN 45 did not have a material impact on Ibis’ financial position or results of operations.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” is effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Ibis adopted SFAS 148 during the first quarter of 2003 without a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”).  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party.  FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  Ibis’ adoption of FIN 46R did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of this Statement did not have a material impact on Ibis’ financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable  preferred financial instruments of nonpublic companies.  It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The adoption of this Statement did not have a material impact on Ibis’ financial condition or results of operations.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IBIS TECHNOLOGY CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Ibis Technology Corporation:

We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
January 30, 2004

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

December 31, 2002 and 2003

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$11,745,918	$14,174,716
Accounts receivable, trade, net (notes 3 and 15)	1,598,560	123,548
Unbilled revenue	—	528,581
Inventories (note 4)	1,231,559	1,758,449
Deferred costs (note 10)	2,621,580	—
Prepaid expenses and other current assets	112,729	247,602
Total current assets	17,310,346	16,832,896
Property and equipment (notes 5, 6 and 8)	51,728,659	40,584,764
Less: Accumulated depreciation and amortization	(19,233,900)	(23,743,179)
Net property and equipment	32,494,759	16,841,585
Patents and other assets, net (note 7)	1,893,854	1,668,558
Total assets	$51,698,959	$35,343,039

Liabilities and Stockholders’ Equity
Current liabilities:
Capital lease obligation, current (note 8)	$1,501,415	$1,184,399
Accounts payable	897,212	404,512
Accrued liabilities (note 9)	2,394,601	2,384,915
Deferred revenue (note 10)	6,966,325	252,000
Total current liabilities	11,759,553	4,225,826
Capital lease obligation, non-current (note 8)	1,184,400	—
Total liabilities	12,943,953	4,225,826

Commitments and contingencies (notes 5, 8, 10 and 15)

Stockholders’ equity (notes 13 and 14):
Undesignated preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued Common stock, $.008 par value.	—	—
Authorized 50,000,000 shares; issued and outstanding 9,474,940 shares and 10,651,170 in 2002 and 2003, respectively	75,799	85,209
Additional paid-in capital	79,101,032	92,903,618
Accumulated deficit	(40,421,825)	(61,871,614)
Total stockholders’ equity	38,755,006	31,117,213
Total liabilities and stockholders’ equity	$51,698,959	$35,343,039

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Wafer product sales	$5,390,860	$7,646,307	$8,995,475
Contract and other revenue (note 11)	518,379	282,979	660,429
Equipment revenue	1,525,317	6,102,748	8,781,907
Total sales and revenue (note 15)	7,434,556	14,032,034	18,437,811

Cost of product sales	8,209,540	14,456,781	15,541,778
Cost of contract and other revenue	376,371	115,141	44,579
Cost of equipment revenue	1,502,356	3,868,197	4,331,044
Total cost of sales and revenue	10,088,267	18,440,119	19,917,401

Gross profit (loss)	(2,653,711)	(4,408,085)	(1,479,590)

Operating expenses:
General and administrative	2,273,077	2,174,198	2,337,463
Marketing and selling	1,812,891	1,509,792	1,235,798
Research and development	5,119,015	6,257,839	5,380,868
Impairment of long-lived assets (note 6)	—	—	11,051,324
Total operating expenses	9,204,983	9,941,829	20,005,453

Loss from operations	(11,858,694)	(14,349,914)	(21,485,043)

Other income (expense):
Interest income	826,302	266,370	80,511
Interest expense	(4,997)	(11,379)	(58,399)
Other (note 16)	1,443,726	—	5,398
Total other income	2,265,031	254,991	27,510

Loss before income taxes	(9,593,663)	(14,094,923)	(21,457,533)

Income tax expense (benefit) (note 12)	1,256	1,256	(7,744)

Net loss	$(9,594,919)	$(14,096,179)	$(21,449,789)

Net loss per common share:
Basic	$(1.15)	$(1.53)	$(2.21)
Diluted	$(1.15)	$(1.53)	$(2.21)

Weighted average number of common shares outstanding:
Basic	8,378,262	9,207,922	9,727,513
Diluted	8,378,262	9,207,922	9,727,513

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2002 and 2003

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2000	$66,742	$66,183,143	$(16,730,727)	$49,519,158

Exercise of stock options	250	73,259	—	73,509
Employee Stock Purchase Plan	305	361,821	—	362,126
Net loss	—	—	(9,594,919)	(9,594,919)

Balances at December 31, 2001	67,297	66,618,223	(26,325,646)	40,359,874

Exercise of stock options	1	1	—	2
Common stock issued, net of issuance costs	8,000	12,105,469	—	12,113,469
Employee Stock Purchase Plan	501	377,339	—	377,840
Net loss	—	—	(14,096,179)	(14,096,179)

Balances at December 31, 2002	75,799	79,101,032	(40,421,825)	38,755,006

Exercise of stock options	989	986,814	—	987,803
Common stock issued, net ofissuance costs of $696,571	8,000	12,545,429	—	12,553,429
Employee Stock Purchase Plan	421	270,343	—	270,764
Net loss	—	—	(21,449,789)	(21,449,789)

Balances at December 31, 2003	$85,209	$92,903,618	$(61,871,614)	$31,117,213

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003
Cash flows from operating activities:
Net loss	$(9,594,919)	$(14,096,179)	$(21,449,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,632,664	6,264,549	6,771,680
Gain on sale of equipment	26,274	—	—
Impairment of long-lived assets	—	—	10,850,011
Changes in operating assets and liabilities:
Accounts receivable, trade	(4,555,698)	4,167,054	1,475,012
Unbilled revenue	510,500	—	(528,581)
Inventories	(2,755,511)	303,953	(526,890)
Deferred costs	(2,474,264)	(147,316)	2,621,580
Prepaid expenses and other current assets	115,573	97,801	(134,873)
Accounts payable	77,220	(226,968)	(492,700)
Accrued liabilities and deferred revenue	3,512,921	145,671	(6,724,011)
Net cash used in operating activities	(11,505,240)	(3,491,435)	(8,138,561)
Cash flows from investing activities:
Additions to property and equipment, net	(6,373,781)	(8,688,796)	(1,632,447)
Other assets	(26,037)	(117,781)	(110,774)
Net cash used in investing activities	(6,399,818)	(8,806,577)	(1,743,221)
Cash flows from financing activities:
Payments of capital lease obligations	(341,171)	(1,535,178)	(1,501,416)
Proceeds from sale-leaseback transaction	4,532,094	—	—
Proceeds from sales of common stock, net of issuance costs	—	12,113,469	12,553,429
Exercise of stock options, warrants and Employee Stock Purchase Plan	435,635	377,840	1,258,567
Net cash provided by financing activities	4,626,558	10,956,131	12,310,580
Net decrease (increase) in cash and cash equivalents	(13,278,500)	(1,341,881)	2,428,798
Cash and cash equivalents, beginning of year	26,366,299	13,087,799	11,745,918
Cash and cash equivalents, end of year	$13,087,799	$11,745,918	$14,174,716

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,997	$11,379	$58,399
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred	$973,164	$—	$—
Transfer of internally constructed equipment from inventory to property and equipment	$12,152,858	$—	$—

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2003

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

(b) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) cost method.

(c) Property and Equipment and Impairment of Long-Lived Assets

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Amortization is provided using the straight-line method over the life of the lease, ranging from three and one-half to five years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the degree to which the carrying amount of the assets exceeds the fair value of the assets.

(d) Patents and Other Assets

Other assets consist principally of deposits, prepaid royalties and licenses. Patents and prepaid royalties are amortized over five years using the straight-line method.  Licenses are amortized over seven years using the straight-line method.

(e) Revenue Recognition

The Company recognizes revenue from wafer product sales, equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured.  The Company typically recognizes revenue from wafer sales upon shipment and recognizes revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold.  Revenue derived from contracts and services is recognized upon performance.

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

(g) Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented.  As the Company was in a net loss position for each of the years in the three-years ended December 31, 2003, common stock equivalents of 224,856, 39,644 and 94,706 for the years ended December 31, 2001, 2002 and 2003, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for 2001, 2002 and 2003.

The reconciliation of the denominators of the basic and diluted net income (loss) per common share for the Company’s net income (loss) is as follows:

	Years Ended December 31,
	2001	2002	2003
Basic net loss	$(9,594,919)	$(14,096,179)	$(21,449,789)
Weighted average common shares outstanding-basic	8,378,262	9,207,922	9,727,513
Net additional common shares upon assumed exercise of stock options and warrants	—	—	—
Weighted average common shares outstanding diluted	8,378,262	9,207,922	9,727,513
Net loss per common share
Basic	$(1.15)	$(1.53)	$(2.21)
Diluted	$(1.15)	$(1.53)	$(2.21)

(h) Issuance Costs

Common stock issuance costs are netted against additional paid-in capital.

(i) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.  Management exercises judgment and relies on estimates in recognizing revenue, valuing inventory, accruing certain liabilities, and assessing long-lived asset impairment, estimated useful lives of long-lived assets, inventory obsolescence and accounts receivable reserves.

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

	Year Ended December 31,
	2001	2002	2003
Net loss, as reported	$(9,594,919)	$(14,096,179)	$(21,449,789)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(3,336,839)	(2,362,591)	(2,726,741)
Pro-forma net loss	$(12,931,758)	$(16,458,770)	$(24,176,530)
Net loss per share:
Basic – as reported	$(1.15)	$(1.53)	$(2.21)
Basic – pro-forma	$(1.54)	$(1.79)	$(2.49)
Diluted – as reported	$(1.15)	$(1.53)	$(2.21)
Diluted – pro-forma	$(1.54)	$(1.79)	$(2.49)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2001		2002			2003
	Stock Options	ESPP	Stock Options	ESPP1	ESPP2	Stock Options	ESPP1	ESPP2
Risk-free interest rate	3.62%	4.74%	2.21%	1.74%	1.60%	3.10%	1.19%	1.01%
Expected dividend yield	—	—	—	—	—	—	—	—
Expected volatility	108.17%	132.5%	114.06%	87.6%	103.3%	97.99%	103.34%	81.01%
Expected life (years)	3.5		3.5		.5	3.5		.5
Weighted average fair value of options granted during the year	$7.13	$5.36	$5.32	$2.80	$2.06	$4.42	$2.05	$1.83

Pro forma net loss reflects only options granted in 1995 through 2003.  Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

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

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44 Accounting for Intangible Assets of Motor Carriers.  This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Implementation of SFAS No. 145 did not have a material impact on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Implementation of SFAS No. 146 did not have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” is effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Implementation of SFAS No. 148 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”).  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party.  FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  The Company’s adoption of FIN 46R did not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable preferred financial instruments of nonpublic companies.  It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

(3) Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2002	2003

Accounts receivable, trade	$1,663,560	$188,548
Less: Allowance for doubtful accounts	(65,000)	(65,000)
	$1,598,560	$123,548

(4) Inventories

Inventories consisted of the following at December 31:

	2002	2003

Raw materials	$810,740	$1,464,434
Work in process	94,090	177,715
Finished goods	326,729	116,300
Total inventories	$1,231,559	$1,758,449

(5) Property and Equipment

Property and equipment consisted of the following at December 31:

	2002	2003

Machinery and equipment	$34,966,085	$30,082,295
Furniture and fixtures	395,017	416,260
Leasehold improvements	4,640,194	5,399,063
Construction in progress	11,727,363	4,687,146
	$51,728,659	$40,584,764

Fixed assets subject to capital leases at December 31, 2002 and 2003 were $4,564,835.  Accumulated depreciation for fixed assets subject to capital leases was $1,879,020 and $3,380,435 in 2002 and 2003, respectively.

Construction in progress includes implanters under construction that the Company intends to use in its wafer production facility or sell to customers and other expansion projects.

At December 31, 2003, the Company had commitments to purchase approximately $279,692 in material or subassemblies to be used in normal operations and approximately $4,745 in capital equipment purchase commitments.

(6) Impairment of Long-lived Assets

At December 31, 2003, the Company owned eight Ibis 1000 implanters, available to produce up to 200 mm SIMOX wafers and two i2000’s available to produce 300 mm SIMOX wafers.  During the fourth quarter ended December 31, 2003, a number of unexpected events occurred which impacted the Company’s 200 mm and smaller wafer size production line including the line’s projected cash flow generation and the Company’s projected utilization of the assets within its revised plans. These events included:

•                  The Company’s business prospects for 200 mm SIMOX wafers did not materialize in the fourth quarter as expected, and in part as a result of this it does not now anticipate significant 200 mm wafer business in the future;

•                  Ibis’ existing and potential wafer customers are rapidly transitioning to the 300 mm wafer size and 92% of its wafer sales during fiscal year 2003 were for 300 mm SIMOX wafers;

•                  A potential buyer completed their evaluation of a portion of Ibis’ wafer production line and determined that weak demand for 200 mm and smaller SIMOX wafers did not warrant an investment or purchase of this proportion at the present time; and

•                  The Company does not believe there are any material prospects for Ibis 1000 equipment sales overseas currently.

Based on these events and their impact on current and future projected cash flows, the Company’s subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets resulted in an impairment charge of $11,051,324 for its 200 mm and smaller SIMOX wafer production line, which is principally comprised of Ibis 1000 implanters and associated machinery and equipment not expected to be utilized or sold. The remaining carrying amount of assets for this line is now approximately $865,000.

(7) Other Assets

In December 2000, the Company entered into a royalty-bearing license agreement which gives the Company the right to manufacture SIMOX-SOI wafers using the licensed process.  Warrants were issued in connection with this agreement.  The cost of the license agreement, including cash paid and the fair value of the warrants issued, is $2,280,000 and is included in other assets at December 31, 2002 and December 31, 2003, net of accumulated amortization of $651,428 and $977,143, respectively (see note 14 (c)).

(8) Commitments and Contingencies

(a) Leases

In December 2003, the Company renewed its non-cancelable operating lease for its office and manufacturing facility with a new term expiring in 2006 and a five-year renewal option.  In April 2000, the Company entered into a non-cancelable operating lease for an additional manufacturing facility expiring in 2005 with a five-year renewal option.  This lease was amended in September 2001 by which Ibis secured an additional 20,000 square feet of adjacent space for future expansion. The Company also leases certain equipment under non-cancelable operating leases expiring through 2006, as well as equipment used in operations under non-cancelable capital leases expiring through 2004.

In September 2001 Ibis entered into a $4.5 million equipment lease line.  The lease line was used to finance the purchase of process equipment for wafer production of primarily 300mm wafers in a sale-leaseback transaction bearing interest at approximately 8% with a term of three years and a monthly net payment of approximately $131,000.  Ibis has a fair market value purchase option at the end of the lease term. The lease-line is secured by the underlying assets and all other property and equipment of Ibis. The gain of approximately $36,000 under the sale and leaseback has been deferred and will be amortized as a reduction of depreciation expense over the life of the lease. The unamortized amount of this gain at December 31, 2002 and 2003 was $21,425 and $9,110 respectively.

The Company has no significant contractual obligations not fully recorded on its Balance Sheets or fully disclosed in the Notes to its Financial Statements.  The Company has no off-balance sheet arrangements as defined in Regulation S-K Section 303(a)(4)(ii).

At December 31, 2003, the Company’s contractual obligations included:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 year	2 years	3-5 years	More than 5 years

Capital Lease Obligations	$1,185,746	$1,185,746	$—	$—	$—	$—
Operating Lease Obligations	1,767,236	781,365	567,458	418,413	—	—
Purchase Obligations	4,745	4,745	—	—	—	—
Minimum Royalty Payment Obligations	20,000	10,000	10,000	—	—	—
Total	$2,977,727	$1,981,856	$577,458	$418,413	$—	$—

Interest was calculated using an imputed interest rate of 8%.

Rent expense was approximately $623,000, $723,000 and $742,000 for the years ended December 31, 2001, 2002 and 2003 respectively.

(b) Contingencies

Four class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis Technology and its President and CEO: Martin Smolowitz v. Ibis Technology Corp., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corp., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corp., et al., Civ. No. 04-10088 (RCL) (D. Mass.); and George Harrison v. Ibis Technology Corp., et al., Civ. No. 04-10286 (RCL) (D. Mass.). The actions allege, among other things, that the Company violated the federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. While the Company believes that the allegations are without merit, and intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved. The Company has been named as a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of this litigation could have a material adverse effect on its business, results of operations and financial condition.

(9) Accrued Liabilities

Current accrued liabilities were as follows at December 31:

	2002	2003

Accrued vacation	$464,257	$195,638
Accrued warranty	925,453	593,969
Accrued payroll	418,817	266,281
Accrued equipment costs	439,640	799,183
Accrued expenses	146,434	529,844
Total	$2,394,601	$2,384,915

(10) Deferred Revenue

In April 2000, the Company received funding from a customer for a capacity reservation.  This capacity reservation allowed this customer to utilize a purchase credit toward an additional implanter, wafers and spare parts.  In November 2002, the Company shipped an i2000 implanter to this customer and in December 2002, the Company received a majority of the proceeds from this sale, net of the capacity reservation applied. This amount was included in deferred revenue and revenue from this shipment was recognized during the second quarter ended June 30, 2003 upon acceptance at the customer’s site. The costs associated with this shipment were included in deferred costs and were recognized upon customer acceptance.

Deferred revenue also includes prepaid wafer sales and license and royalty fees.

(11) License Agreements

The Company obtained an exclusive sublicense in the field of oxygen implantation to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter.  The beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the technology for certain applications.  The Company received $243,382, $100,461 and $178,562 in 2001, 2002 and 2003, respectively, for non-refundable option fees or royalty fees in accordance with non-exclusive sublicense agreements.

(12) Income Taxes

Income tax expense consists of state income taxes for each year.  The difference between the actual income tax provision and the expected tax benefit, (computed by applying the U.S. statutory corporate tax rate to earnings before taxes) is primarily due to the full valuation allowance recorded for net operating losses and other deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

	2002	2003
Deferred tax assets:
Net operating loss carryovers	$20,468,000	$24,541,000
Accruals not currently deductible for tax purposes	250,000	1,768,000
General business tax credit carryovers	1,967,000	2,990,000
Impairment reserves	—	4,720,000
Other	630,000	28,000
Less: Valuation allowance	(22,332,000)	(32,275,000)
Net deferred tax assets	983,000	1,772,000
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(983,000)	(1,613,000)
Patents	—	(159,000)
	$—	$—

As a result of the losses incurred to date by the Company, a 100% valuation allowance has been applied against the Company’s net deferred tax assets.  The Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2002 and 2003 since, based on the management’s assessment, it is more likely than not that the Company’s deferred tax asset will not be realized.  The net change in the total valuation allowance was an increase of $6,829,000 and $9,943,000 for the years ended December 31, 2002 and 2003, respectively.

The Company had federal net operating loss and general business credit carryovers of approximately $60,473,000 and $1,323,000, respectively, at December 31, 2003, that may be used to offset future taxable income, if any, through 2023.  State net operating loss and credit carryovers of $41,890,000 and $1,667,000, respectively, have varying expiration dates. Deferred tax assets and related valuation allowance of $3,165,000 related to the net operating loss carryover results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.  Net operating loss carryovers and other tax attributes may be limited in the event of certain changes in ownership interests.

(13) Capitalization

The Company has 50,000,000 shares of common stock and 2,000,000 shares of preferred stock (“Undesignated Preferred Stock”) authorized.  At December 31, 2003, 123,561, 1,131,393, and 200,000 common shares were reserved for issuance upon exercise of options outstanding or available for grant under the Company’s 1993 Employee, Director and Consultant Stock Option Plan, 1997 Employee, Director and Consultant Stock Option Plan, and for exercises of warrants, respectively.

In October 2003, Ibis completed a public offering of 1,000,000 shares of common stock at $13.25 per share, including an over allotment option exercised by the underwriter. Net proceeds to the Company were approximately $12.6 million.

In March 2002, Ibis completed a public offering of 900,000 shares of Common Stock at $13 per share, and on April 1, 2002, 100,000 shares were exercised as an over allotment option by the underwriter.  Net proceeds to the Company were approximately $12.1 million.

(14) Stock Plans and Warrants

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

A summary of stock option activity under the plans is as follows:

	Number of shares	Weighted average exercise price of shares
Options outstanding at December 31, 2000	777,272	$22.08
Granted	273,272	10.24
Exercised	(40,330)	8.51
Cancelled	(37,048)	28.58
Options outstanding at December 31, 2001	973,166	$19.08
Granted	225,150	7.24
Exercised	—	—
Cancelled	(15,812)	16.61
Options outstanding at December 31, 2002	1,182,504	$16.86
Granted	245,076	7.41
Exercised	(123,667)	7.99
Cancelled	(131,659)	17.97
Options outstanding at December 31, 2003	1,172,254	$15.69

Options exercisable at December 31, 2003	639,143	$19.47

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average outstanding option price	Number exercisable	Weighted average exercise price
$ .08 - 6.00	227,500	8.7	$5.46	25,725	$5.96
$ 6.01 - 9.00	166,880	6.8	$7.87	84,355	$7.79
$ 9.01 - 13.50	486,849	6.5	$10.31	305,084	$10.61
$ 13.51 - 20.26	73,825	6.9	$18.22	49,454	$17.97
$ 20.27 - 30.37	11,250	5.9	$24.08	9,750	$24.11
$ 30.38 - 45.55	46,250	5.9	$36.34	44,750	$36.20
$ 45.56 - 68.32	156,700	6.0	$46.43	117,775	$46.43
$ 68.33 - 98.71	3,000	6.2	$83.06	2,250	$83.06
	1,172,254			639,143

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

The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 55% of eligible employees participated in the Purchase Plan in the initial offering period, 65% in 2001, 74% in 2002 and 52% in 2003.  During 2001, 2002, and 2003, the Company sold 38,176, 62,702 and 52,563 shares, respectively, to employees under the Purchase Plan. The stockholders approved the Purchase Plan at the May 2000 Annual Stockholders Meeting.

(c) Warrants

During 2000, 38,263 Warrants were exercised.  Since some of these Warrants were exercised on a cashless basis, 35,840 shares of Common Stock were issued.  At December 31, 2000, there were additional warrants outstanding to purchase 1,392 shares of common stock at $8.40 per share.  These remaining warrants expired in 2001.

In December 2000, the Company issued warrants to purchase 200,000 shares of common stock at $22.30 per share in connection with a license agreement.  The value of the warrants is included in other assets (see note 7) and was calculated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 93.69%, risk-free interest rate of 5.50%, and an expected life of 5 years.  At December 31, 2003, there were 200,000 warrants outstanding.

(15) Significant Customers and Concentration of Business Risk

The Company sells its products to a limited number of semiconductor and optical components manufacturers primarily in the United States, the Pacific Rim and the United Kingdom.

Significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

Year Ended	Significant Customers	Amount	%

December 31, 2001	3	$4,191,000	56%
December 31, 2002	2	$10,187,000	73%
December 31, 2003	1	$16,887,000	92%

Accounts receivable from significant customers amounted to $769,000 and $27,000 at December 31, 2002 and 2003, respectively.

Export sales to unaffiliated customers in 2001, 2002 and 2003 were 52%, 56% and 7% of total revenues, respectively.

During 2001, 2002 and 2003, the Company purchased substantially all of its conventional bulk silicon wafers and certain raw materials, components and subassemblies for its implanters from a limited group of suppliers. Disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on the Company’s business and results of operations.

(16) Other Income

In 2001, the Company recognized a non-recurring gain in other income of approximately $1.4 million, which is the result of an expired wafer production capacity option that was entered into in September 1995.  Under this agreement, a customer advanced non-refundable cash to the Company to ensure dedicated wafer production capacity over a five-year period.  As wafers were produced, amounts were recognized in revenue over this five-year period, which ended December 2000.  During 2001 Ibis completed its negotiations with this customer and decided not to extend the agreement further.  Accordingly, the remaining amount deferred under this agreement was recognized in income, as no further obligations exist.

(17) Industry Segments

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

The table below provides information for the years ended December 31, 2001, 2002 and 2003 pertaining to the Company’s three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Revenues
Year Ended December 31, 2001	$5,390,860	$1,525,317	$518,379	$7,434,556
Year Ended December 31, 2002	7,646,307	6,102,748	282,979	14,032,034
Year Ended December 31, 2003	8,995,475	8,781,907	660,429	18,437,811

Operating Income (Loss)
Year Ended December 31, 2001	(5,690,297)	(4,037,328)	142,008	(9,585,617)
Year Ended December 31, 2002	(8,952,392)	(3,391,162)	167,838	(12,175,716)
Year Ended December 31, 2003*	(19,389,257)	(374,173)	615,850	(19,147,580)

Assets
December 31, 2001	32,179,004	8,797,202	99,405	41,075,611
December 31, 2002	33,259,578	5,501,872	546,948	39,308,398
December 31, 2003	18,721,316	1,692,883	118,615	20,532,814

Capital Expenditures
Year Ended December 31, 2001	5,801,261	335,949	—	6,137,210
Year Ended December 31, 2002	8,409,457	134,089	—	8,543,546
Year Ended December 31, 2003	1,602,314	8,891	—	1,611,205

Depreciation and Amortization of Property and Equipment
Year Ended December 31, 2001	2,967,751	536,670	—	3,504,421
Year Ended December 31, 2002	4,648,649	1,478,767	—	6,127,416
Year Ended December 31, 2003	5,264,903	1,393,269	—	6,658,172

* The year ended December 31, 2003 includes an impairment charge of $11,051,324. See Note (6).

The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company’s totals.

	Years Ended December 31,
Segment Reconciliation	2001	2002	2003
Loss Before Income Taxes:
Total operating loss for reportable segments	$(9,585,617)	$(12,175,716)	$(19,147,580)
Corporate general & administrative expenses	(2,273,077)	(2,174,198)	(2,337,463)
Net other income	2,265,031	254,991	27,510
Loss before income taxes	$(9,593,663)	$(14,094,923)	$(21,457,533)

Assets:
Total assets for reportable segments	$41,075,611	$39,308,398	$20,532,814
Cash & cash equivalents not allocated to segments	13,087,799	11,745,918	14,174,716
Other unallocated assets	756,894	644,643	635,509
Total assets	$54,920,304	$51,698,959	$35,343,039

Capital Expenditures:
Total capital expenditures for reportable segments	$6,137,210	$8,543,546	$1,611,205
Corporate capital expenditures	236,571	145,250	21,242
Total capital expenditures	$6,373,781	$8,688,796	$1,632,447

Depreciation and Amortization:
Total depreciation & amortization for reportable segments	$3,504,421	$6,127,416	$6,658,172
Corporate depreciation & amortization	128,243	137,133	113,508
Total depreciation & amortization	$3,632,664	$6,264,549	$6,771,680

(18) Selected Quarterly Financial Data (Unaudited)

The Table below provides information for the years 2001, 2002 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Total sales and revenue	$3,200,505	$1,256,418	$1,443,827	$1,533,806
Gross profit (loss)	1,089,664	(957,856)	(1,763,430)	(1,022,089)
Loss from operations	(1,126,293)	(3,300,621)	(3,972,858)	(3,458,922)
Net loss	(785,158)	(3,048,554)	(2,405,480)	(3,355,727)
Net loss per common share	(0.09)	(0.37)	(0.29)	(0.40)
2002
Total sales and revenue	$1,625,346	$1,857,991	$7,729,976	$2,818,721
Gross profit (loss)	(1,489,154)	(1,556,248)	151,089	(1,513,772)
Loss from operations	(3,846,027)	(4,124,533)	(2,337,936)	(4,041,418)
Net loss	(3,786,562)	(4,027,840)	(2,272,591)	(4,009,186)
Net loss per common share	(0.44)	(0.43)	(0.24)	(0.42)
2003
Total sales and revenue	$1,408,151	$11,721,989	$4,036,823	$1,270,848
Gross profit (loss)	(1,603,774)	3,394,367	(1,188,812)	(2,081,371)
Profit (loss) from operations	(4,312,696)	1,222,977	(3,138,648)	(15,256,676)
Net profit (loss)	(4,286,353)	1,226,026	(3,162,837)	(15,226,625)
Net profit (loss) per common share	(0.45)	0.13	(0.33)	(1.46)

Item 9.                                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                 CONTROLS AND PROCEDURES

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

PART III

Item 10.                                                    DIRECTORS AND OFFICERS OF THE REGISTRANT

The Response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.                                                    EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Transactions” and “Executive Compensation—Employment Contracts and Change of Control Arrangements” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14.                                                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.                                                    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this annual report on Form 10-K.

(1) and (2)    See “Index to Financial Statements and Financial Statement Schedule” at Item 8 to this Annual Report on Form 10-K.  Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)                                 Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
1

Underwriting Agreement dated October 16, 2003, between the Registrant and CDC Securities (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 17, 2003 and incorporated herein by reference)

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

†10.7	-	Form of Stock Option Agreement under 1993 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.16*)
†10.8	-	1995/1996 Incentive Compensation Plan of the Registrant (Filed as Exhibit 10.17*)
@10.9	-	Capacity Option Agreement, dated September 21, 1995, between Registrant and Motorola Corporation (Filed as Exhibit 10.18*)
10.10	-	Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit 10.26*)
10.11	-	License Agreement, dated as of September 1, 1994, between the Registrant and Nissin Electric Co., Ltd. (Filed as Exhibit 10.27*)

Exhibit Number		Description
10.12	-

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

Amendment to Warrant Agreement dated June 1, 2001 between the Company and International Business Machines Corporation.  (Filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 and incorporated herein by reference)

@10.30

Amended and Restated License Agreement dated November 14, 2002, between the Registrant and IBM (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 and incorporated herein by reference)

10.31

Amendment to the Patent License Agreement dated November 14, 2002, between the Registrant and IBM (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 and incorporated herein by reference)

11	-	Statement regarding computation of per share income (loss)
23	-	Consent and Report on Financial Statement Schedule of KPMG LLP
31.1	-	CEO Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002
31.2	-	CFO Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002
32.1	-	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)
32.2	-	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)

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

(B) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(b)           Reports on Form 8-K

On October 17, 2003, we furnished to the SEC a report on Form 8-K containing the October 17, 2003 press release related to our announcement of the public offering of 870,000 shares of our common stock.

On October 22, 2003, we furnished to the SEC a report on Form 8-K containing the October 21, 2003 press release related to our announcement of the closing of its public offering of 1 million shares, including the overallotment option.

On October 22, 2203, we furnished to the SEC a report on Form 8-K containing the October 22, 2003 press release reporting Ibis’ third quarter ended September 30, 2003 financial results.

On December 15, 2003, we furnished to the SEC a report on Form 8-K containing the December 15, 2003 press release announcing Ibis’ revised outlook for the fourth quarter ending on December 31, 2003 and that also provided some comments on our wafer and equipment business operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 2, 2004.

IBIS TECHNOLOGY CORPORATION

By:	/s/ Martin J. Reid
Martin J. Reid
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures		Title	Date

By:	/s/ Martin J. Reid	President, Chief Executive Officer	March 2, 2004
	Martin J. Reid	and Chairman (principal executive officer)
and Director

By:	/s/ Debra L. Nelson	Chief Financial Officer,	March 2, 2004
	Debra L. Nelson	Treasurer, Clerk, (principal financial
and accounting officer)

By:	/s/ Dimitri A. Antoniadis, Ph.D.	Director	March 2, 2004
Dimitri A. Antoniadis, Ph.D.

By:	/s/ Robert L. Gable	Director	March 2, 2004
Robert L. Gable

By:	/s/ Leslie B. Lewis	Director	March 2, 2004
Leslie B. Lewis

By:	/s/ Donald McGuinness	Director	March 2, 2004
Donald McGuinness

By:	/s/ Lamberto Raffaelli	Director	March 2, 2004
Lamberto Raffaelli

By:	/s/ Cosmo S. Trapani	Director	March 2, 2004
Cosmo S. Trapani

SCHEDULE II

IBIS TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002 and 2003

Description	Balance at Beginning of Period	Charged to Expense	Amounts Written Off	Balance at End of Period

Allowance for Doubtful Accounts
December 31, 2001	65,000	—	—	65,000
December 31, 2002	65,000	—	—	65,000
December 31, 2003	65,000	—	—	65,000

Reserve for Inventory Obsolescence
December 31, 2001	571,000	313,000	215,000	669,000
December 31, 2002	669,000	290,000	—	959,000
December 31, 2003	959,000	524,000	47,000	1,436,000

S-1