Form 10-Q
period 2004-03-31
IBIS TECHNOLOGY CORP
filed 2004-05-04
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒         No ☐

10,651,670 shares of Common Stock, par value $.008, were outstanding on May 3, 2004.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2003	March 31, 2004

Assets
Current assets:
Cash and cash equivalents	$14,174,716	$14,651,034
Accounts receivable, trade, net (note 5)	123,548	641,406
Unbilled revenue (note 5)	528,581	—
Inventories (note 3)	1,758,449	5,060,741
Prepaid expenses and other current assets	247,602	403,708
Total current assets	16,832,896	20,756,889
Property and equipment	40,584,764	36,927,339
Less: Accumulated depreciation and amortization	(23,743,179)	(24,675,063)
Net property and equipment	16,841,585	12,252,276
Patents and other assets, net	1,668,558	1,599,600
Total assets	$35,343,039	$34,608,765

Liabilities and Stockholders’ Equity
Current liabilities:
Capital lease obligation, current	$1,184,399	$810,262
Accounts payable	404,512	1,192,784
Accrued liabilities	2,384,915	2,334,838
Deferred revenue	252,000	2,632,000
Total current liabilities	4,225,826	6,969,884
Total liabilities	4,225,826	6,969,884

Stockholders’ equity:
Undesignated preferred stock, $.01 par value.
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued 10,651,170 shares and 10,651,670 shares in 2003 and 2004, respectively	85,209	85,213
Additional paid-in capital	92,903,618	92,906,437
Accumulated deficit	(61,871,614)	(65,352,769)
Total stockholders’ equity	31,117,213	27,638,881
Total liabilities and stockholders’ equity	$35,343,039	$34,608,765

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2004

Net Sales and revenue:
Wafer product sales	$675,700	$1,849,240
Contract and other revenue	498,464	90,251
Equipment revenue	233,987	117,657
Total net sales and revenue (notes 2 and 5)	1,408,151	2,057,148

Cost of sales and revenue:
Cost of wafer product sales	2,873,915	3,256,623
Cost of contract and other revenue	18,157	6,942
Cost of equipment revenue	119,853	326,655
Total cost of sales and revenue	3,011,925	3,590,220
Gross profit (loss)	(1,603,774)	(1,533,072)

Operating expenses:
General and administrative	618,753	631,491
Marketing and selling	354,533	340,655
Research and development	1,735,636	985,268
Total operating expenses	2,708,922	1,957,414
Loss from operations	(4,312,696)	(3,490,486)

Other income (expense):
Interest income	25,845	23,444
Interest expense	(1,972)	(12,857)
Other	3,726	—
Total other income	27,599	10,587

Loss before income taxes	(4,285,097)	(3,479,899)

Income tax expense	1,256	1,256

Net loss	$(4,286,353)	$(3,481,155)

Net loss per common share:
Basic	$(0.45)	$(0.33)
Diluted	$(0.45)	$(0.33)

Weighted average number of common shares outstanding:
Basic	9,474,940	10,651,316
Diluted (note 4)	9,474,940	10,651,316

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2004

Cash flows from operating activities:
Net loss	$(4,286,353)	$(3,481,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,653,779	1,017,220
Changes in operating assets and liabilities:
Accounts receivable, trade	1,008,308	(517,858)
Unbilled revenue	—	528,581
Inventories	(402,082)	372,611
Prepaid expenses and other current assets	(189,991)	(156,106)
Accounts payable	744,423	788,272
Accrued liabilities and deferred revenue	(714,952)	2,329,923

Net cash provided by (used in) operating activities	(2,186,868)	881,488

Cash flows from investing activities:
Additions to property and equipment, net	(804,127)	(17,477)
Other assets	(14,970)	(16,379)

Net cash used in investing activities	(819,097)	(33,856)

Cash flows from financing activities:
Payments of capital lease obligations	(376,242)	(374,137)
Exercise of stock options and warrants	—	2,823

Net cash used by financing activities	(376,242)	(371,314)

Net increase (decrease) in cash and cash equivalents	(3,382,207)	476,318

Cash and cash equivalents, beginning of period	11,745,918	14,174,716

Cash and cash equivalents, end of period	$8,363,711	$14,651,034

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,972	$12,857

Supplemental disclosure of non-cash investing activities:
Transfer of internally constructed equipment from property and equipment to inventory	$—	$3,931,390

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K.

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

	For the Three Months Ended March 31,
	2003	2004

Net loss, as reported	$(4,286,353)	$(3,481,155)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(372,348)	(263,336)
Pro-forma net loss	$(4,658,701)	$(3,744,491)
Net loss per share:
Basic and diluted – as reported	$(0.45)	$(0.33)
Basic and diluted – pro-forma	$(0.49)	$(0.35)

The fair value of each stock option is estimated on the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31
	2003	2004

Risk-free interest rate	1.98%	2.96%
Expected dividend yield	0.0%	0.0%
Expected volatility	101.3%	94.6%
Expected life (years)	3.0	3.0
Weighted average fair value of options granted during the quarter	$7.62	$5.69

Pro-forma net loss reflects only options granted in 1995 through March 31, 2004. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995, are not considered.

(3) Inventories

Inventories consist of the following:

	December 31, 2003	March 31, 2004
Raw materials	$1,464,434	$486,880
Work in process	177,715	585,078
Finished goods	116,300	57,393
Subtotal wafer inventory	1,758,449	1,129,351
Equipment inventory	—	3,931,390
Total Inventories	$1,758,449	$5,060,741

Equipment inventory at March 31, 2004 consists of i2000 parts and/or implanters under construction for resale. At December 31, 2003 these costs were included in construction in progress under property and equipment and were $3,931,390.

(4) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three months ended March 31, 2003 and March 31, 2004, common stock equivalents of 1,449 and 290,823, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(5) Significant Customers and Concentration of Business Risk

The Company sells its products to a limited number of semiconductor and silicon wafer manufacturers primarily in the United States and the Pacific Rim.

Sales for significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

	Significant Customers	Amount	%

Three Months Ended March 31, 2003	2	$1,028,146	73%
Three Months Ended March 31, 2004	1	$1,701,162	83%

Accounts receivable and unbilled revenue from significant customers at March 31, 2004 and December 31, 2003 amounted to $520,000 and $631,000, respectively.

(6) Industry Segments

The Company’s reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three months ended March 31, 2003 and 2004 pertaining to the Company’s three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Sales and Revenue
Three Months Ended March 31, 2003	$675,700	$233,987	$498,464	$1,408,151
Three Months Ended March 31, 2004	1,849,240	117,657	90,251	2,057,148

Operating Income (Loss)
Three Months Ended March 31, 2003	(2,903,153)	(1,271,096)	480,307	(3,693,942)
Three Months Ended March 31, 2004	(1,904,733)	(1,037,571)	83,309	(2,858,995)

Assets
March 31, 2004	14,244,894	4,817,429	169,575	19,231,898

Capital Expenditures
Three Months Ended March 31, 2003	804,127	—	—	804,127
Three Months Ended March 31, 2004	11,282	3,745	—	15,027

Depreciation and Amortization of Property and Equipment
Three Months Ended March 31, 2003	1,261,523	359,529	—	1,621,052
Three Months Ended March 31, 2004	749,218	246,678	—	995,896

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended March 31,
Segment Reconciliation	2003	2004

Loss Before Income Taxes:
Total operating loss for reportable segments	$(3,693,943)	$(2,858,995)
Corporate general & administrative expenses	(618,753)	(631,491)
Net other income (expense)	27,599	10,587
Loss before income taxes	$(4,285,097)	$(3,479,899)

Capital Expenditures:
Total capital expenditures for reportable segments	$804,127	$15,027
Corporate capital expenditures	—	2,450
Total capital expenditures	$804,127	$17,477

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$1,621,052	$995,896
Corporate depreciation and amortization	32,727	21,324
Total depreciation and amortization	$1,653,779	$1,017,220

Balance as of 3/31/04
Assets:
Total assets for reportable segments	$19,231,898
Cash & cash equivalents not allocated to segments	14,651,034
Other unallocated assets	725,833
Total assets	$34,608,765

(7) New Accounting Pronouncements

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

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ibis Technology Corporation (“Ibis”) was formed in October 1987 and commenced operations in January 1988. Ibis’ initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This effort led to the development of proprietary next generation oxygen implanters, the Ibis 1000, which we began selling in 1996, the i2000™, which we began selling in 2002, and also to other proprietary process technology.

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

We believe that there will be a migration of SOI wafer manufacturing into the major silicon wafer suppliers. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding the price of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. This should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sales and marketing large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, reclean, reinspect and reship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the leading silicon wafer manufacturers and our major key customers in the semiconductor industry who are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, but focused on SOI processes, that the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, we introduced the current generation of SIMOX-SOI technology, that included our second-generation oxygen implanter (i2000™), and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce eight and twelve-inch (or 200 and 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. A majority of the wafers shipped during the quarter ended March 31, 2004 were 300 mm.

During February 2004, we announced the receipt of an order for one Ibis i2000 SIMOX implanter, with an option to purchase a second i2000, from a leading international silicon wafer manufacturer. We have achieved customer acceptance of this implanter at our facility and although no assurances can be given, we expect to ship this system in the second quarter of 2004. Revenue recognition for this implanter order will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, which include the customer’s site being properly facilitized ( e.g. power, water, air) and performance of the implanter. As a result, we cannot guarantee whether or when we will recognize revenue on this transaction.

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

Each of these stages has many steps, and customers must evaluate each new wafer technology that essentially lays a new foundation for substantially all other processes they have spent billions of dollars and decades of time developing. Accordingly, we believe it takes anywhere from 12 to 36 months for a customer to proceed from initial sampling through R&D to pre-production, which is not unlike the standard process for qualifying any new wafer material. These steps apply each time there is a change in the customer’s fabrication process, such as a feature-size change or new material. To date, most of our customers have purchased wafers for the purpose of characterizing and evaluating the wafers, developing prototype products or for pilot production, and consequently historical sales are not necessarily an indication of future operations.

During the fourth quarter ended December 31, 2003, a number of unexpected events occurred that impacted our 200 mm and smaller wafer size production line including the line’s projected cash flow generation and our projected utilization of the assets within our revised plans. Based on these events and their impact on current and future projected cash flows, and our subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets resulted in an impairment charge of $11,051,324 for our 200 mm and smaller SIMOX wafer production line, which is principally comprised of Ibis 1000 implanters and associated machinery and equipment not expected to be utilized or sold. The remaining carrying amount of assets for this line at March 31, 2004 is approximately $865,000.

We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters. We cannot be sure that our implanters or other long-lived assets will not become impaired in the future. In addition, the impairment factors evaluated by Management may change in subsequent periods.

Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to various factors, including the timing of receipt of equipment orders and dependence on a limited number of customers. Our current major wafer customer tends to order fluctuating quantities of wafers on an irregular basis. This customer also may revise or cancel orders at any time prior to delivery. This means that this customer, who may account for a significant portion of our net revenue in any given quarter, may reduce or decide not to place any orders in the succeeding quarter or quarters. Most of our other wafer customers are sampling SIMOX wafers or are developing prototype products and tend to order small quantities of wafers on an irregular basis. These customers also may revise or cancel orders at any time prior to delivery. These ordering patterns resulted in a significant decrease in 300 mm

SIMOX wafer sales during the fourth quarter ended December 31, 2003 and we expect to continue to experience fluctuations in revenue and operating results due to shifts in customer demands during various stages of the SIMOX-SOI sales cycle. In addition, because we have sold only a limited number of implanters to date on an irregular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue for that quarter. We recognize implanter revenue in accordance with SAB 101, which includes, among other criteria, the shipment and factory acceptance of the implanter at the customer’s location. As a result, deferral of revenue will extend longer due to meeting these criteria.

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

Inventory Valuation and Reserves.  Our policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve months or less. If our estimated demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. We reserve for a possible over-supply of wafers utilizing inventory aging records and for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred. We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and value inventory at the lower of cost or market. Once established, any write-downs of inventory are considered permanent adjustments to the cost basis of the inventory.

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

Valuation of Long-Lived Assets.  Ibis reviews the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Management is required to assess the recoverability of its long-lived assets whenever events and circumstances indicate that the carrying value may not be recoverable. Based on current conditions, factors we consider important and that could trigger an impairment review include the following:

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

Results of Operations

First Quarter Ended March 31, 2004 Compared to First Quarter Ended March 31, 2003

Wafer Product Sales. Wafer product sales increased $1,173,540 or 174%, to $1,849,240 for the first quarter ended March 31, 2004 from $675,700 for the first quarter ended March 31, 2003. Wafer product sales this quarter were higher due to increased 300 mm SIMOX wafer demand from one customer.

Contract and Other Revenue. Contract and other revenue includes revenue derived from government contracts, license agreements, characterization and other services.  Contract and other revenue decreased for the first quarter ended March 31, 2004 to $90,251 from $498,464 for the first quarter ended March 31, 2003, a decrease of $408,213 or 82%. This is attributable to license revenue recognized from the transfer of wafer technology to Shanghai Simgui pursuant to a license agreement in the quarter ended March 31, 2003. This was partially offset by an increase in royalty fees related to equipment technology that were recognized in the quarter ended March 31, 2004.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service. Equipment revenue decreased to $117,657 for the first quarter ended March 31, 2004 from $233,987 for the first quarter ended March 31, 2003, a decrease of $116,330 or 50%. Equipment revenue in both quarters consisted solely of parts and service revenue. Field service revenue accounted for $76,498 for the first quarter ended March 31, 2004 as compared to $70,550 for the same period last year.  Sales of spare parts accounted for $41,159 of equipment revenue for the first quarter ended March 31, 2004 as compared to $163,437 of equipment revenue for the first quarter ended March 31, 2003. Sales of spare parts fluctuate depending on customer demand and when warranties expire.

Total Net Sales and Revenue.  Total net sales and revenue for the first quarter ended March 31, 2004 was $2,057,148, an increase of $648,997, or 46%, from total net revenue of $1,408,151 for the first quarter ended March 31, 2003. This increase is a result of an increase in 300mm SIMOX wafer sales which was partially offset by a decrease in license revenue.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the first quarter ended March 31, 2004 was $3,256,623, compared to $2,873,915 for the first quarter ended March 31, 2003, an increase of $382,708, or 13%. This is attributable to the increased volume of 300 mm wafers, which historically have been more expensive to manufacture. This was partially offset by a decrease in fixed costs, mainly depreciation which is lower due to the write down of our 200 mm and smaller wafer size production equipment in the fourth quarter of 2003, as a result of our impairment analysis. Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the first quarter ended March 31, 2004 was $6,942, as compared to $18,157 for the first quarter ended March 31, 2003, a decrease of $11,215, or 62%. This is attributable to a decrease in labor costs associated with license revenue. Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2004 was $326,655, as compared to $119,853 for the first quarter ended March 31, 2003. This increase was due primarily to an under-absorption of overhead in equipment manufacturing as the one tool under construction was completed.

Total cost of sales and revenue for the first quarter ended March 31, 2004 was $3,590,220 as compared to $3,011,925 for the first quarter ended March 31, 2003, an increase of $578,295 or 19%. The gross margin for all sales was a negative 75% for the first quarter ended March 31, 2004 as compared to a negative gross margin of 114% for the first quarter ended March 31, 2003. This improvement in the gross margin for all sales is attributable to the improved margins on wafer sales due to increased volumes and lower depreciation in this quarter. This was offset by the decrease in license revenue, which typically has high margins.

General and Administrative Expenses.  General and administrative expenses for the first quarter ended March 31, 2004 were $631,491 (or 31% of total revenue) as compared to $618,753 (or 44% of total revenue) for the first quarter ended March 31, 2003, an increase of $12,738, or 2%. This is due to increased professional services which were offset by decreased payroll and payroll related expenses as a result of cost savings initiated by Ibis.

Marketing and Selling Expenses.  Marketing and selling expenses for the first quarter ended March 31, 2004 were $340,655 (or 17% of total revenue) as compared to $354,533 (or 25% of total revenue) for the first quarter ended March 31, 2003, a decrease of $13,878, or 4%. This is a result of a decrease in promotional expenses and payroll and payroll related expenses resulting from cost savings initiatives. These were partially offset by increased subcontractor costs.

Research and Development Expenses.  Internally funded research and development expenses decreased by $750,368 or 43%, to $985,268 (or 48% of total revenue) for the first quarter ended March 31, 2004, as compared to $1,735,636 (or 123% of total revenue) for the first quarter ended March 31, 2003. This is due to reduced payroll, payroll related expenses, wafer development spending and consulting services relating to the i2000 implanters.

Other Income (Expense).  Total other income for the first quarter ended March 31, 2004 was $10,587 as compared to $27,599 for the first quarter ended March 31, 2003, a decrease of $17,012, or 62%. The decrease in total other income is attributable to increased interest expense due to a financing arrangement entered into during the second quarter of 2003.

Liquidity and Capital Resources

As of March 31, 2004, Ibis had cash and cash equivalents of $14,651,034, including the receipt of net proceeds of the $12.6 million received from a public offering of 1,000,000 shares of common stock at $13.25 per share in October 2003 and the downpayment of $2.4 million for the i2000 SIMOX implanter order received in February, 2004. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on September 2, 2003 and declared effective on October 3, 2003. Net proceeds from the offering will be used primarily to fund research and development, capital expenditures and working capital.

During the three months ended March 31, 2004, Ibis generated $881,488 in cash for operating activities compared to cash used of $2,186,868 for the same period in 2003. Depreciation and amortization expense for the three months ended March 31, 2004 and 2003 was $1,017,220 and $1,653,779, respectively. This accounted for 49% and 117% of total revenue, respectively. Due to the capital intensive nature of Ibis’ wafer business, Management expects that depreciation and amortization will continue to be a significant portion of its expenses in the near term. To date, Ibis’ working capital requirements have been funded primarily through debt and equity financings. Ibis also used $17,477 during the three months ended March 31, 2004 to fund additions to property and equipment as compared to $804,127 during the three months ended March 31, 2003. At March 31, 2004, Ibis had commitments to purchase approximately $2,673,010 of material to be used for manufacturing wafers, and i2000 implanter parts and $14,936 in capital equipment purchases.

As part of our cash management plan, we initiated additional cost saving measures during 2003. This included the lay-off of twenty-nine employees. Our headcount is now approximately 78 employees and three additional temporary employees.

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

In October 2003, Ibis completed a public offering of 1,000,000 shares of common stock at $13.25 per share, which included an over allotment option exercised by the underwriter. Net proceeds from the offering were approximately $12.6 million and will be used primarily to fund research and development, capital expenditures, working capital and general corporate purposes.

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

Business Outlook

This Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: our future financial and operating performance; Ibis’ belief in the potential acceptance of and demand for Ibis-produced SIMOX-SOI wafers for mainstream commercial applications; the potential acceptance of and demand for Ibis’ implanters; the evolution of Ibis’ business model from supplying mainly SIMOX-SOI wafers to semiconductor fabs to supplying mainly implanters to wafer manufacturers; the potential migration of SOI wafer manufacturing into major silicon wafer suppliers; the potential cost benefits of SOI and SIMOX-SOI technology; our intent to pursue, and our ability to maintain, further strategic relationships, partnerships and alliances with third parties; our ability to obtain intellectual property rights necessary to produce certain kinds of wafers; our intention to add products and advance our process technology; our ability to protect our proprietary technology; the potential trends in wafer sales and the semiconductor industry generally; the capabilities of and anticipated benefits of the i2000, including the ability of the i2000 to support volume production of high quality SIMOX-SOI wafers, the ability of the i2000 to reduce costs, and the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers; the likelihood and timing of revenue recognition on such transactions; our ability to obtain the components and materials necessary to manufacture wafers and/or implanters, and the sufficiency of our capital resources. Such statements are neither promises nor guarantees but rather are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to those set forth throughout this Form 10-Q. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). The actions allege, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. While we believe that the allegations are without merit, and intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

In addition, Ibis has been named as a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL).The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against Ibis in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to Ibis. The complaint seeks unspecified money damages and other relief ostensibly on behalf of Ibis.

Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of these litigation matters could have a material adverse effect on our business, results of operations and financial condition.

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)           Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Martin J. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas F. Lacey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II

OTHER INFORMATION

(b)           Reports on Form 8-K:

On January 7, 2004, we furnished to the SEC a report on Form 8-K containing the January 7, 2004 press release announcing that Ibis has learned that a purported class action lawsuit was filed on December 29, 2003 in the United States District court in Massachusetts against Ibis and Martin J. Reid, it’s President and CEO, relating to certain disclosures by the Company.

On February 5, 2004 we furnished to the SEC a report on Form 8-K containing the February 5, 2004 press release announcing the receipt of an order for one Ibis i2000 SIMOX implanter, with an option to purchase a second implanter from a leading silicon wafer manufacturer.

On February 25, 2004 we furnished to the SEC a report on Form 8-K containing the February 25, 2004 press release reporting Ibis’ fourth quarter and fiscal year ended December 31, 2003 financial results.

On March 12, 2004 we furnished to the SEC a report on Form 8-K containing the March 12, 2004 press release announcing that Debra Nelson, Ibis’ Chief Financial Officer, has informed the Company that she intends to resign as CFO, effective April 16, 2004.

IBIS TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: May 4, 2004	By:	/s/ Thomas F. Lacey
Thomas F. Lacey
Controller and Principal Financial Officer

Date: May 4, 2004	By:	/s/ Martin J. Reid
Martin J. Reid
President and Chief Executive Officer