Form 10-Q
period 2004-06-30
IBIS TECHNOLOGY CORP
filed 2004-08-12
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Yes  ☐        No  ☒ *

* The Company previously reported on its Form10-K for the fiscal year ended December 31, 2003 and the Form 10-Q for the fiscal quarter ended March 31, 2004 that it was an accelerated filer, however, please note that the Company is not and was not an accelerated filer prior to the date of this filing.

10,668,023 shares of Common Stock, par value $.008, were outstanding on August 12, 2004.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2003	June 30, 2004

Assets
Current assets:
Cash and cash equivalents	$14,174,716	$13,955,136
Accounts receivable, trade, net (note 5)	123,548	40,380
Unbilled revenue (note 5)	528,581	75,000
Inventories (note 3)	1,758,449	6,511,799
Prepaid expenses and other current assets	247,602	382,037
Total current assets	16,832,896	20,964,352
Property and equipment	40,584,764	36,911,394
Less: Accumulated depreciation and amortization	(23,743,179)	(25,571,529)
Net property and equipment	16,841,585	11,339,865
Patents and other assets, net	1,668,558	1,524,157
Total assets	$35,343,039	$33,828,374

Liabilities and Stockholders’ Equity
Current liabilities:
Capital lease obligation, current	$1,184,399	$435,858
Accounts payable	404,512	1,701,769
Accrued liabilities	2,384,915	2,361,258
Deferred revenue	252,000	4,942,000
Total current liabilities	4,225,826	9,440,885
Total liabilities	4,225,826	9,440,885

Stockholders’ equity:
Undesignated preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued and outstanding 10,651,170 shares and 10,668,023 shares in 2003 and 2004, respectively	85,209	85,344
Additional paid-in capital	92,903,618	93,013,198
Accumulated deficit	(61,871,614)	(68,711,053)
Total stockholders’ equity	31,117,213	24,387,489
Total liabilities and stockholders’ equity	$35,343,039	$33,828,374

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Net Sales and revenue:
Product sales	$3,532,200	$1,888,506	$4,207,900	$3,737,746
Contract and other revenue	27,601	82,664	526,065	172,915
Equipment revenue	8,162,188	120,589	8,396,175	238,246
Total net sales and revenue (notes 2 and 6)	11,721,989	2,091,759	13,130,140	4,148,907

Cost of sales and revenue:
Cost of product sales	4,631,928	3,185,153	7,505,843	6,441,776
Cost of contract and other revenue	9,845	5,209	28,002	12,151
Cost of equipment revenue	3,685,849	372,426	3,805,702	699,081
Total cost of sales and revenue	8,327,622	3,562,788	11,339,547	7,153,008
Gross profit (loss	3,394,367	(1,471,029)	1,790,593	(3,004,101)

Operating expenses:
General and administrative	567,794	572,034	1,186,547	1,203,525
Marketing and selling	305,936	425,312	660,469	765,967
Research and development	1,297,660	886,905	3,033,296	1,872,173
Total operating expenses	2,171,390	1,884,251	4,880,312	3,841,665
Profit (loss) from operations	1,222,977	(3,355,280)	(3,089,719)	(6,845,766)

Other income (expense):
Interest income	14,053	14,342	39,898	37,786
Interest expense	(11,003)	(18,595)	(12,975)	(31,452)
Other	(1)	1,249	3,725	1,249
Total other income	3,049	(3,004)	30,648	7,583
Profit (loss) before income taxes	1,226,026	(3,358,284)	(3,059,071)	(6,838,183)
Income tax expense	—	—	1,256	1,256

Net income (loss) (note2)	$1,226,026	$(3,358,284)	$(3,060,327)	$(6,839,439)

Net income (loss) per common share:
Basic	$0.13	$(0.32)	$(0.32)	$(0.64)
Diluted	$0.13	$(0.32)	$(0.32)	$(0.64)

Weighted average number of common shares outstanding:
Basic	9,485,507	10,657,780	9,480,252	10,654,548
Diluted (note4)	9,501,079	10,657,780	9,480,252	10,654,548

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2004

Cash flows from operating activities:
Net loss	$(3,060,327)	$(6,839,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,325,952	2,019,762
Changes in operating assets and liabilities:
Accounts receivable, trade	421,839	83,168
Unbilled revenue	(528,581)	453,581
Inventories	(999,371)	(1,078,447)
Prepaid expenses and other current assets	2,500,247	(134,435)
Accounts payable	1,222,005	1,297,257
Accrued liabilities and deferred revenue	(6,106,428)	4,666,343

Net cash provided by (used in) operating activities	(3,224,664)	467,790

Cash flows from investing activities:
Additions to property and equipment, net	(1,412,304)	(22,680)
Other assets	(30,717)	(25,864)

Net cash used in investing activities	(1,443,021)	(48,544)

Cash flows from financing activities:
Payments of capital lease obligations	(752,840)	(748,541)
Exercise of stock options and warrants	160,697	109,715

Net cash used by financing activities	(592,143)	(638,826)

Net increase (decrease) in cash and cash equivalents	(5,259,828)	(219,580)

Cash and cash equivalents, beginning of period	11,745,918	14,174,716

Cash and cash equivalents, end of period	$6,486,090	$13,955,136

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,975	$31,452

Supplemental disclosure of non-cash investing activities:
Transfer of internally constructed equipment from property and equipment to inventory	$—	$3,674,903

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation 8-X. Accordingly, they do not include all of the information and footnotes required by accounting Principles Generally Accepted in the United States of America for complete financial statements.

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K as filed on March 2, 2004.

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company recognizes revenue from wafer product sales, equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sales price is reasonably assured. The Company has typically recognized revenue from wafer sales upon shipment (and will continue to do so until it has completely discontinued its wafer manufacturing business as previously announced) and recognizes revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances for wafers and parts are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

(b) Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004

Net income (loss), as reported	$1,226,026	$(3,358,284)	$(3,060,327)	$(6,839,439)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(421,631)	(339,404)	(793,979)	(602,740)
Pro-forma net income (loss)	$804,395	$(3,697,688)	$(3,854,306)	$(7,442,179)
Net income (loss) per share:
Basic and diluted – as reported	$0.13	$(0.32)	$(0.32)	$(0.64)
Basic and diluted – pro-forma	$0.08	$(0.35)	$(0.41)	$(0.70)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model.

Pro-forma net loss reflects only options granted in 1995 through June 30, 2004. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995, are not considered.

(3) Inventories

Inventories consist of the following:

	December 31, 2003	June 30, 2004
Raw materials	$1,464,434	$753,622
Work in process	177,715	351,007
Finished goods	116,300	617,608
Subtotal wafer inventory	1,758,449	1,722,237
Equipment inventory	—	4,789,562
Total Inventories	$1,758,449	$6,511,799

Equipment inventory at June 30, 2004 consists of i2000 parts and/or implanters under construction for resale. At December 31, 2003 these costs were included in construction in progress under property and equipment and were $3,674,903.

(4) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the six months ended June 30, 2003 and the three and six months ended June 30, 2004, common stock equivalents of 8,896, 71,853 and 180,071, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the six months ended June 30, 2003 and the three and six months ended June 30, 2004.

(5) Significant Customers and Concentration of Business Risk

The Company sells its products to a limited number of semiconductor and silicon wafer manufacturers primarily in the United States and the Pacific Rim.

Sales for significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

	Significant Customers	Amount	%

Three Months Ended June 30, 2003	1	$11,561,638	99%
Three Months Ended June 30, 2004	1	$1,881,997	90%
Six Months Ended June 30, 2003	1	$12,139,784	92%
Six Months Ended June 30, 2004	1	$3,583,159	86%

Accounts receivable and unbilled revenue from significant customers at June 30, 2004 and December 31, 2003 amounted to $75,000 and $631,000, respectively.

(6) Industry Segments

The Company’s current reportable segments are SIMOX Wafer Products, SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and six months ended June 30, 2003 and 2004 pertaining to the Company’s three industry segments.

	SIMOX Wafer Products	SIMOX Equipment	Other Products or Services	Total
Net Sales and Revenue
Three Months Ended June 30, 2003	$3,532,200	$8,162,188	$27,601	$11,721,989
Three Months Ended June 30, 2004	$1,888,506	$120,589	$82,664	$2,091,759
Six Months Ended June 30, 2003	$4,207,900	$8,396,175	$526,065	$13,130,140
Six Months Ended June 30, 2004	$3,737,746	$238,246	$172,915	$4,148,907

Operating Income (Loss)
Three Months Ended June 30, 2003	(1,301,999)	3,075,013	17,757	1,790,771
Three Months Ended June 30, 2004	(1,776,497)	(1,084,204)	77,455	(2,783,246)
Six Months Ended June 30, 2003	(4,205,152)	1,803,917	498,064	(1,903,171)
Six Months Ended June 30, 2004	(3,681,230)	(2,121,775)	160,764	(5,642,241)

Assets
June 30, 2004	13,521,180	5,502,617	154,005	19,177,802

Capital Expenditures
Three Months Ended June 30, 2003	586,934	—	—	586,934
Three Months Ended June 30, 2004	—	—	—	—
Six Months Ended June 30, 2003	1,391,061	—	—	1,391,061
Six Months Ended June 30, 2004	11,282	3,745	—	15,027

Depreciation and Amortization of Property and Equipment
Three Months Ended June 30, 2003	1,286,730	351,294	—	1,638,024
Three Months Ended June 30, 2004	751,115	225,651	—	976,766
Six Months Ended June 30, 2003	2,548,253	710,823	—	3,259,076
Six Months Ended June 30, 2004	1,500,333	472,329	—	1,972,662

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Reconciliation	2003	2004	2003	2004

Income (Loss) Before Income Taxes:
Total operating income (loss)for reportable segments	$1,790,771	$(2,783,246)	$(1,903,171)	$(5,642,241)
Corporate general & administrative expenses	(567,794)	(572,034)	(1,186,548)	(1,203,525)
Net other income	3,049	(3,004)	30,648	7,583
Income (loss) before income taxes	$1,226,026	$(3,358,284)	$(3,059,071)	$(6,838,183)

Capital Expenditures:
Total capital expenditures for reportable segments	$586,934	$—	$1,391,061	$15,027
Corporate capital expenditures	21,243	5,203	21,243	7,653
Total capital expenditures	$608,177	$5,203	$1,412,304	$22,680

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$1,638,024	$976,766	$3,259,076	$1,972,662
Corporate depreciation and amortization	34,149	25,776	66,876	47,100
Total depreciation and amortization	$1,672,173	$1,002,542	$3,325,952	$2,019,762

Balance as of 6/30/04
Assets:
Total assets for reportable segments	$19,177,802
Cash & cash equivalents not allocated to segments	13,955,136
Other unallocated assets	695,436
Total assets	$33,828,374

(7) Subsequent Event

On July 21, 2004 the Company announced its intention to discontinue the wafer manufacturing business. This wafer business has been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the process. The wafer demand from our largest customer had been, and continues to be, subject to repeated starts and stops. The result is a wafer business that is not predictable or profitable. Principally for these reasons, and because it also is likely that additional capital investment would have to be made to keep our wafer manufacturing process up to date, the Company decided to exit the wafer manufacturing business and focus exclusively on the equipment business. The Company will maintain a research and development effort relating to wafers for our equipment improvement programs. In the meantime, the Company intends to record the wafer business as a discontinued operation on the books during the third quarter of 2004.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ibis Technology Corporation (“Ibis”) was formed in October 1987 and commenced operations in January 1988. Ibis’ initial activities consisted of producing and selling SIMOX-SOI wafers and conducting research and development activities. This effort led to the development of proprietary oxygen implanters, the Ibis 1000, which we began selling in 1996, the next generation implanter, the i2000™, which we began selling in 2002, and also to other proprietary process technology.

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. Recently, as we announced on July 21, 2004, we have decided to exit the wafer manufacturing business. Our wafer business has been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the process. Our major wafer customer has tended to order fluctuating quantities of wafers on an irregular basis. This customer also could revise or cancel orders at any time prior to delivery. This meant that this customer, who has accounted for a significant portion of our net revenue in the past, could reduce or decide not to place any orders in the succeeding quarter or quarters. Furthermore, most of our other wafer customers were sampling SIMOX wafers or are in the process of developing prototype products and have also tended to order small quantities of wafers on an irregular basis.  These customers could also revise or cancel orders at any time prior to delivery.  As previously announced, because of this unpredictability, and because it also is likely that additional Capital Investments would have to be made to keep our wafer manufacturing process up to date (among other factors), we have decided to discontinue the wafer manufacturing portion of the business in 2004 and to focus exclusively on our equipment business.  We anticipate that we will maintain a research and development effort relating to wafers for our equipment improvement programs. In the meantime, we intend to record the wafer business as a discontinued operation on our books during the third quarter of 2004. The Company intends to honor current order backlog and related customer contract commitments through a transition period anticipated to be no longer than the close of fiscal year 2004. Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to various factors, including (i) the fluctuating quantities of wafer orders that we have experienced in the past as described above, (ii) the timing of receipt of equipment orders, and (iii) dependence on a limited number of customers.

We believe that a migration of SOI wafer manufacturing into the major silicon wafer suppliers is taking place. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding the price of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, we believe that silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. We believe that this should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sales and marketing large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, reclean, reinspect and reship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the sale of implanters to the leading silicon wafer manufacturers and our major key customers in the semiconductor industry who we believe are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, and that these sales will be focused on SOI processes that the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, we introduced the current generation of SIMOX-SOI technology, that included our second-generation oxygen implanter (i2000™), and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce eight and twelve-inch (or 200 and 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. A majority of the wafers shipped during the quarter ended June 30, 2004 were 300 mm, affirming our commitment to our focus on the i2000. Customers who purchase the i2000 can utilize SIMOX wafer manufacturing processes on the implanter other than the IBM MLD process.

Because we have sold only a limited number of implanters to date on an irregular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue for that quarter. We recognize implanter revenue in accordance with SAB 104, which includes, among other criteria, the shipment and factory acceptance of the implanter at the customer’s location. As a result, deferral of revenue will be recorded on our balance sheet until the Company is able to meet these criteria.

During February 2004, we announced the booking of an order for one Ibis i2000 SIMOX implanter, with an option to purchase a second i2000, from a leading international silicon wafer manufacturer. We subsequently achieved customer acceptance of this implanter at our facility and this system was later shipped to the customer’s facility in the second quarter of 2004. Revenue recognition for this implanter order will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, which include the customer’s site being properly facilitized ( e.g. power, water, air) and performance of the implanter. As a result, we cannot guarantee when we will recognize revenue on this transaction.

During the fourth quarter ended December 31, 2003, a number of unexpected events occurred that impacted our 200 mm and smaller wafer size production line including the line’s projected cash flow generation and our projected utilization of the assets within our revised plans. Based on these events and their impact on current and future projected cash flows, and our subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets resulted in an impairment charge of $11,051,324 for our 200 mm and smaller SIMOX wafer production line, which is principally comprised of Ibis 1000 implanters and associated machinery and equipment not expected to be utilized or sold. The remaining carrying amount of assets for this line at June 30, 2004 is approximately $865,000.

We will continue to review our assumptions about our long-lived assets on a periodic basis for potential impairment in future quarters. We cannot be sure that our implanters or other long-lived assets will not become impaired in the future. In addition, the impairment factors evaluated by Management may change in subsequent periods. Further, depending on the Company’s final disposal plans relative to sale or closure of the wafer operation, the company may be required to take cash related charges in the range of $500,000 to $1.0 million, and take non-cash charges for inventory and certain production assets associated with the wafer manufacturing business in the range of $1.0 million to $1.5 million by the end of the fiscal year, for a total of approximately $1.5 – $2.5 million.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Our most critical accounting policies include: revenue recognition, inventory valuation and reserves, accounts receivable reserves and the assessment of long-lived asset impairment. Actual results may differ from these estimates under different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved.

Revenue Recognition.  We recognize revenue from wafer product sales, equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured. We typically have recognized revenue from wafer sales upon shipment (and will continue to do so until the Company has completely discontinued its wafer manufacturing business as previously announced) and recognize revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

Inventory Valuation and Reserves.  Our policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve months or less. If our estimated demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. We have reserved for a possible over-supply of wafers utilizing inventory aging records and for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred. We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and value inventory at the lower of cost or market. Once established, any write-downs of inventory are considered permanent adjustments to the cost basis of the inventory.

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

Results of Operations

Second Quarter Ended June 30, 2004 Compared to Second Quarter Ended June 30, 2003

Wafer Product Sales. Wafer product sales decreased $1,643,694 or 47%, to $1,888,506 for the second quarter ended June 30, 2004 from $3,532,200 for the second quarter ended June 30, 2003. Wafer product sales this quarter were 30% lower due to decreased production requirements for 300 mm SIMOX wafers from one significant customer and from reduced average selling prices. Management expects this volatility in sales would continue and for this and other reasons has announced the discontinuance of this portion of its business.

Contract and Other Revenue. Contract and other revenue includes revenue derived from license agreements, characterization and other services. Contract and other revenue increased for the second quarter ended June 30, 2004 to $82,664 from $27,601 for the second quarter ended June 30, 2003, an increase of $55,063 or 200%. This is attributable to license revenue recognized from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service. Equipment revenue decreased to $120,589 for the second quarter ended June 30, 2004 from $8,162,188 for the second quarter ended June 30, 2003, a decrease of $8,041,599 or 99%. During the quarter ended June 30, 2004, we continued to defer revenue associated with the shipment of the implanter ordered during the first quarter of 2004, while in the quarter ended June 30, 2003 we received final customer acceptance on, and recognized revenue for the i2000 implanter we shipped to our largest customer in 2002. Field service revenue accounted for $79,287 for the second quarter ended June 30, 2004 as compared to $69,300 for the same period last year. Sales of spare parts accounted for $41,302 of equipment revenue for the quarter ended June 30, 2004 as compared to $99,982 of equipment revenue for the second quarter ended June 30, 2003. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net sales and revenue for the second quarter ended June 30, 2004 was $2,091,759, a decrease of $9,630,230, or 82%, from total net revenue of $11,721,989 for the second quarter ended June 30, 2003. This decrease is a result of a decrease in 300mm SIMOX wafer sales in the quarter ended June 30, 2004 and implanter revenue recognized in the second quarter of 2003.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the second quarter ended June 30, 2004 was $3,185,153, compared to $4,631,928 for the quarter ended June 30, 2003, a decrease of $1,446,775, or 31%. This is attributable to the decreased volume of 300 mm wafers sold. Of this amount, $897,781 was from material and $14,922 labor. This is also attributed to a decrease in fixed costs, mainly depreciation, which was lower due to the write down of our 200 mm and smaller wafer size production equipment in the fourth quarter of 2003, as a result of our impairment analysis that reduced depreciation and amortization by $534,072 in the quarter.

Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the second quarter ended June 30, 2004 was $5,209, as compared to $9,845 for the second quarter ended June 30, 2003, a decrease of $4,636, or 47%. This is attributable to a decrease in material costs from lower volumes of smaller size wafers sold that are associated with other revenue.

Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2004 was $372,476, as compared to $3,685,849 for the second quarter ended June 30, 2003. Costs in the second quarter ended June 30, 2003 included the cost of the i2000 implanter, which was recognized as revenue in the quarter in accordance with SAB101. Costs in the second quarter ended June 30, 2004 included an under absorption of overhead in equipment manufacturing of approximately $139,000 and equipment material scrapped due to obsolescence of approximately $148,000.

Total cost of sales and revenue for the second quarter ended June 30, 2004 was $3,562,788 as compared to $8,327,622 for the second quarter ended June 30, 2003, a decrease of $4,764,834 or 57%. The gross margin for all sales was a negative 70% for the second quarter ended June 30, 2004 as compared to a positive gross margin of 29% for the second quarter ended June 30, 2003. This decrease in the gross margin for all sales is attributable to the 55% gross margin achieved on the i2000 implanter sale in the quarter ended June 30, 2003 and lower margins on wafer sales due to lower volume in the quarter ended June 30, 2004.

General and Administrative Expenses.  General and administrative expenses for the second quarter ended June 30, 2004 were $572,034 (or 27% of total revenue) as compared to $567,794 (or 5% of total revenue) for the second quarter ended June 30, 2003, an increase of $4,240, or 1%. This is due to increased professional services, which increased by $8,431 but were offset by decreased payroll and payroll related expenses.

Marketing and Selling Expenses.  Marketing and selling expenses for the second quarter ended June 30, 2004 were $425,312 (or 20% of total revenue) as compared to $305,936 (or 3% of total revenue) for the second quarter ended June 30, 2003, an increase of $119,376, or 39%. This is primarily a result of payroll and payroll related expenses, which increased by $30,769, along with increased subcontractor costs, which increased by $63,648. associated with our service group based in Japan.

Research and Development Expenses.  Internally funded research and development expenses decreased by $410,755 or 32%, to $886,905 (or 42% of total revenue) for the second quarter ended June 30, 2004, as compared to $1,297,660 (or 11% of total revenue) for the second quarter ended June 30, 2003. This is primarily due to reduced payroll, payroll related expenses, wafer development spending, depreciation and consulting services relating to the i2000 implanters, which decreased by $81,369, $19,952, $108,915, $126,267 and $19,098 respectively.

Other Income (Expense).  Total other expense for the second quarter ended June 30, 2004 was $3,004 as compared to income of $3,049 for the second quarter ended June 30, 2003, a decrease of $6,053, or 199%. The decrease in total other income is attributable to increased interest expense due to a financing arrangement entered into during the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Wafer Product Sales.  Wafer product sales decreased $470,154 or 11%, to $3,737,746 for the six months ended June 30, 2004 from $4,207,900 for the six months ended June 30, 2003. This is attributable to sales of smaller wafer sizes decreasing along with 300 mm SIMOX wafers decreasing. Sales of 300mm wafers accounted for 94% and 87% of total product sales for the six months ended June 30, 2004 and 2003, respectively. Management expects this volatility in sales would continue and for this and other reasons the Company has announced the discontinuance of its wafer manufacturing business.

Contract and Other Revenue.  Contract and other revenue includes revenue derived from license agreements, characterization and other services.  Contract and other revenue decreased for the six months ended June 30, 2004 to $172,915 from $526,065 for the six months ended June 30, 2003, a decrease of $353,150 or 67%. This decrease is attributable to revenue recognized from the transfer of wafer technology to a customer, pursuant to a license transfer agreement in the six months ended June 30, 2003. This was offset by an increase in royalty fees related to equipment technology in the six months ended June 30, 2004.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $238,246 for the six months ended June 30, 2004 from $8,396,175 for the six months ended June 30, 2003, a decrease of $8,157,929 or 97%.  During the six months ended June 30, 2003, the i2000 implanter we shipped to our largest customer late in 2002 was accepted. As a result, we recognized revenue of approximately $8 million in the six months ended June 30, 2003. There was no implanter revenue recognized in the six months ended June 30, 2004. Field service revenue accounted for $155,785 of equipment revenue for the six months ended June 30, 2004 as compared to $139,850 of equipment revenue for the same period last year.  Sales of spare parts accounted for $82,461 of equipment revenue for the six months ended June 30, 2004 as compared to $263,419 of equipment revenue for the six months ended June 30, 2003. Sales of spare parts fluctuate depending on customer demand and when warranties expire.

Total Net Sales and Revenue.  Total net revenue for the six months ended June 30, 2004 was $4,148,907, a decrease of $8,981,233, or 68%, from total net revenue of $13,130,140 for the six months ended June 30, 2003.

Total Cost of Sales and Revenue.  Cost of wafer product sales for the six months ended June 30, 2004 was $6,441,776, compared to $7,505,843 for the six months ended June 30, 2003, a decrease of $1,064,067, or 14%. This is attributable to decreased fixed costs, mainly depreciation which is lower due to the write down of our 200mm and smaller wafer size production equipment in the fourth quarter of 2003 as a result of our impairment analysis.

Contract and other revenue consists of labor and materials expended during the six month period. Cost of contract and other revenue for the six months ended June 30, 2004 was $12,151, as compared to $28,002 for the six months ended June 30, 2003, a decrease of $15,851, or 57%. This decrease is attributable to a reduction in labor costs associated with license revenue compared to the prior year period.

Cost of equipment revenue represents the cost of equipment, the cost for spare parts, along with labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2004 was $699,081, as compared to $3,805,702 for the six months ended June 30, 2003, a decrease of $3,106,621 or 82%. This decrease is due to the costs recognized for the i2000 implanter sold during the six month ended June 30, 2003 offset by under absorption of overhead in equipment manufacturing for the six month ended June 30, 2004 of approximately $409,000 as the one tool under construction was completed, along with equipment material scrapped due to obsolescence of approximately $149,000.

The total cost of sales and revenue for the six months ended June 30, 2004 was $7,153,008 as compared to $11,339,547 for the six months ended June 30, 2003, a decrease of $4,186,539 or 37%. The gross margin for all sales was a negative 72% for the six months ended June 30, 2004 as compared to a positive gross margin of 14% for the six months ended June 30, 2003. This decrease in the gross margin for all sales is attributable to a 55% gross margin achieved on the i2000 implanter sale, recognized in the six months ended June 30, 2003 and under absorption of overhead in equipment manufacturing in the six months ended June 30, 2004 which were offset by improved margins on wafer sales due to lower depreciation.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2004 were $1,203,525 (or 29% of total revenue) as compared to $1,186,547 (or 9% of total revenue) for the six months ended June 30, 2003, an increase of $16,978, or 1%.  This is due to increased professional services which were offset by decreased payroll and payroll related expenses as a result of cost savings initiated by Ibis.

Marketing and Selling Expenses.  Marketing and selling expenses for the six months ended June 30, 2004 were $765,967 (or 18% of total revenue) as compared to $660,469 (or 5% of total revenue) for the six months ended June 30, 2003, an increase of $105,498, or 16%.  The increase in marketing and selling expenses is a result of increased subcontractor costs associated with our service group in Japan, offset by decreased promotional expenses.

Research and Development Expenses.  Internally funded research and development expenses decreased by $1,161,124 or 38%, to $1,872,172 (or 45% of total revenue) for the six months ended June 30, 2004, as compared to $3,033,296 (or 23% of total revenue) for the six months ended June 30, 2003. This decrease is due to reduced payroll, payroll related expenses, wafer development spending, consulting services related to the i2000 implanter and depreciation.

Other Income (Expense).  Total other income for the six months ended June 30, 2004 was $7,583 as compared to $30,648 for the six months ended June 30, 2003, a decrease of $23,065, or 75%.  The decrease in total other income and expense is attributable to increased interest expense due to a financing arrangement entered into during the second quarter of 2003. Ibis entered into this agreement with a financing agent to obtain payment for products from its largest customer on an expedited basis.

Liquidity and Capital Resources

As of June 30, 2004, Ibis had cash and cash equivalents of $13,955,136, including the receipt of net proceeds of the $12.6 million received from a public offering of 1,000,000 shares of common stock at $13.25 per share in October 2003 and the downpayments of $4.7 million for the i2000 SIMOX implanter order received in February, 2004. The shares were included in a shelf registration statement filed with the Securities and Exchange Commission on September 2, 2003 and declared effective on October 3, 2003. Net proceeds from the offering will be used primarily to fund research and development, capital expenditures and working capital.

Depending on the Company’s final disposal plans relative to sale or closure of the wafer operation, the company may be required to take cash related charges in the range of $500,000 to $1.0 million. The Company plans to maintain a wafer research and development effort focused on continuous improvement of the equipment capabilities and for supporting the Company’s equipment customers’ needs at what is expected to be at a significantly reduced cost to the business going forward. As a result, the Company expects to reduce its monthly cash burn rate and anticipates it will have sufficient cash for operations through the foreseeable future or about the next eighteen months.

During the six months ended June 30, 2004, Ibis generated $467,790 in cash for operating activities compared to cash used of $3,224,664 for the same period in 2003. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was $2,019,762 and $3,325,952, respectively. This accounted for 49% and 25% of total revenue, respectively. Due to the capital intensive nature of Ibis’ wafer business, Management expects that depreciation and amortization will continue to be a significant portion of its expenses in the near term and for 2004 will approximate $4 million. To date, Ibis’ working capital requirements have been funded primarily through debt, (capital leases), and equity financings. Ibis also used $22,680 during the six months ended June 30, 2004 to fund additions to property and equipment as compared to $1,412,304 during the six months ended June, 2003. At June 30, 2004, Ibis had commitments to purchase approximately $391,892 of material to be used for manufacturing wafers, $3,067,404 for i2000 implanter parts and $1,873 in capital equipment purchases.

As part of our cash management plan, we initiated additional cost saving measures during 2003. This included the lay-off of twenty-nine employees. Our headcount at the end of the second quarter 2004 was approximately 78 employees and one additional temporary employee.

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

Our existing cash resources are believed to be sufficient to support our current operating plan for the next eighteen months. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) customer interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology, and the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market, (ii) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (iii) the throughput and production capacity of the i2000 implanter for manufacturing 200-mm and 300-mm SIMOX-SOI wafers, (iv) the Company’s plan to focus on supplying implanters to wafer manufacturers, (v) the Company’s expectations regarding future orders for i2000 implanters, and the likelihood and timing of revenue recognition on such sales, (vi) the Company’s expectation regarding future willingness of wafer manufacturers to purchase equipment from the Company, (vii) the adoption rate of SOI technology, and (viii) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on

Form 10-K for the year ended December 31, 2003. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 4

CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was prepared.

(b)   Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. While we believe that the allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

In addition, Ibis has been named as a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL). The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against Ibis in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to Ibis. The complaint seeks unspecified money damages and other relief ostensibly on behalf of Ibis. On June 4, 2004, the Court entered an order staying this matter pending the entry of a final order on any motion filed by the Company to dismiss the consolidated class action complaint referenced above.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Ibis was held on May 13, 2004. The following matters were voted on at the meeting:

(1)   Three people were elected to the Board of Directors of the company to serve for a term ending in 2007 and until their successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

Name	Vote For	Vote Withheld

Dimitri Antoniadis	10,048,259	270,881

Robert L. Gable	9,947,464	371,676

Martin J. Reid	9,072,815	1,246,325

(2)   The stockholders of the Company voted to amend the 1997 Employee, Director and Consultant Stock Option Plan to increase by 300,000 shares the aggregate number of shares of common stock for which options may be granted under this plan. Stockholders holding 2,516,288 shares voted in favor of the proposal, stockholders holding 785,263 shares voted against the proposal and stockholders holding 6,975,806 shares abstained from voting on this proposal.

(3)   The stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004. Stockholders holding 10,262,704 shares voted in favor of the proposal, stockholders holding 30,212 shares voted against the proposal and stockholders holding 26,224 shares abstained from voting on this proposal.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)           Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Martin J. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

On April 21, 2004 we furnished to the SEC a report on Form 8-K containing the April 21, 2004 press release reporting Ibis’ financial results for the First Quarter ended March 31, 2004.

On May 6, 2004 we furnished to the SEC a report on Form 8-K containing the May 5, 2004 press release announcing the hiring of William J.Schmidt, Ibis’ new Chief Financial Officer, effective May 10, 2004.

On May 25, 2004 we furnished to the SEC a report on Form 8-K containing the May 25, 2004 press release announcing the shipment of an i2000 implanter to a leading silicon wafer manufacturer.

On June 1, 2004 we furnished to the SEC a report on Form 8-K containing the June 1, 2004 press release announcing Ibis’ participation in the CIBC World Markets Communication & Technology Food Chain Conference held in New York City on June 7 and June 8, 2004.

IBIS TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: August 12, 2004	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk (principal financial and accounting officer)

Date:, August 12, 2004	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer