Form 10-Q
period 2004-09-30
IBIS TECHNOLOGY CORP
filed 2004-11-12
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒*

* The Company previously reported on its Form 10-K for the fiscal year ended December 31, 2003 and the Form 10-Q for the fiscal quarter ended March 31, 2004 that it was an accelerated filer, however, please note that the Company is not and was not an accelerated filer prior to the date of this filing.

10,668,073 shares of Common Stock, par value $.008, were outstanding on November 11, 2004.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS
(Unaudited)

	December 31, 2003	September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$14,174,716	$8,333,158
Accounts receivable, trade, net (note 5)	123,548	2,392,757
Unbilled revenue (note 5)	528,581	75,000
Inventories (note 3)	1,758,449	4,680,123
Prepaid expenses and other current assets	247,602	1,094,682
Total current assets	16,832,896	16,575,720
Property and equipment	40,584,764	33,669,008
Less: Accumulated depreciation and amortization	(23,743,179)	(26,848,897)
Net property and equipment	16,841,585	6,820,111
Assets held for sale (note 7)	—	277,265
Patents and other assets, net	1,668,558	1,480,116
Total assets	$35,343,039	$25,153,212

Liabilities and Stockholders’ Equity
Current liabilities:
Capital lease obligation, current	$1,184,399	$—
Accounts payable	404,512	989,165
Accrued liabilities	2,384,915	1,402,519
Deferred revenue	252,000	52,000
Total current liabilities	4,225,826	2,443,684
Total liabilities	4,225,826	2,443,684

Stockholders’ equity:
Undesignated preferred stock, $.01 par value.
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued and outstanding 10,651,170 shares and 10,668,023 shares in 2003 and 2004, respectively	85,209	85,344
Additional paid-in capital	92,903,618	93,013,198
Accumulated deficit	(61,871,614)	(70,389,014)
Total stockholders’ equity	31,117,213	22,709,528
Total liabilities and stockholders’ equity	$35,343,039	$25,153,212

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net Sales and revenue:
Contract and other revenue	$66,834	$124,566	$592,899	$297,481
Equipment revenue	226,114	7,116,204	8,622,289	7,354,450
Total net sales and revenue (notes 2 and 6)	292,948	7,240,770	9,215,188	7,651,931

Cost of sales and revenue:
Cost of contract and other revenue	6,330	3,219	34,332	15,370
Cost of equipment revenue	208,888	3,663,606	4,014,590	4,362,687
Total cost of sales and revenue	215,218	3,666,825	4,048,922	4,378,057
Gross profit	77,730	3,573,945	5,166,266	3,273,874

Operating expenses:
General and administrative	477,253	549,975	1,663,800	1,753,500
Marketing and selling	297,519	375,846	957,988	1,141,813
Research and development	1,175,064	1,726,926	4,208,360	3,599,099
Total operating expenses	1,949,836	2,652,747	6,830,148	6,494,412
Profit (loss) from operations	(1,872,106)	921,198	(1,663,882)	(3,220,538)

Other income (expense):
Interest income	9,564	12,533	49,462	50,319
Interest expense	(33,753)	(2,116)	(46,728)	(33,568)
Other	—	165,169	3,725	166,418
Total other income	(24,189)	175,586	6,459	183,169
Profit (loss) before income taxes	(1,896,295)	1,096,784	(1,657,423)	(3,037,369)
Income tax expense	—	—	1,256	1,256
Income (loss) from continuing operations	(1,896,295)	1,096,784	(1,658,679)	(3,038,625)
Loss from discontinued operations (note 7)	(1,266,542)	(2,774,745)	(4,564,485)	(5,478,775)
Net (loss) (note 2)	$(3,162,837)	$(1,677,961)	$(6,223,164)	$(8,517,400)

Income (loss) from continuing operations per common share:
Basic	$(0.20)	$0.10	$(0.17)	$(0.28)
Diluted	$(0.20)	$0.10	$(0.17)	$(0.28)

Weighted average number of common shares outstanding for income (loss)from continuing operations:
Basic	9,504,210	10,668,023	9,486,532	10,659,072
Diluted (note 4)	9,504,210	10,708,513	9,486,532	10,659,072

Net (loss) per common share:
Basic	$(0.33)	$(0.16)	$(0.66)	$(0.80)
Diluted	$(0.33)	$(0.16)	$(0.66)	$(0.80)

Weighted average number of common shares outstanding for net income:
Basic	9,504,210	10,668,023	9,486,532	10,659,072
Diluted (note 4)	9,504,210	10,668,023	9,486,532	10,659,072

See accompanying notes to unaudited interim financial statements.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2003	2004

Cash flows from operating activities:
Net loss	$(6,223,164)	$(8,517,400)
Loss from discontinued operations	(4,564,485)	(5,478,775)
Loss from continuing operations	(1,658,679)	(3,038,625)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations:
Depreciation and amortization	5,014,576	2,905,246
Changes in operating assets and liabilities:
Accounts receivable, trade	2,791,087	(2,536,333)
Unbilled revenue	(528,581)	453,581
Deferred Costs	2,621,580	—
Prepaid expenses and other current assets	(181,803)	(98,328)
Accounts payable	135,933	584,653
Accrued liabilities and deferred revenue	(6,536,157)	(461,097)

Net cash provided by (used in) operating activities of continuing operations	1,657,956	(2,190,903)

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(335,481)	(891,244)
Other assets	(94,416)	(66,036)

Net cash used in investing activities of continuing operations	(429,897)	(957,280)

Cash flows from financing activities of continuing operations:
Exercise of stock options and warrants	585,365	109,715

Net cash used by financing activities of continuing operations	585,365	109,715

Net cash used for discontinued operations	(8,691,438)	(2,803,090)

Net decrease in cash and cash equivalents	(6,878,014)	(5,841,558)

Cash and cash equivalents, beginning of period	11,745,918	14,174,716

Cash and cash equivalents, end of period	$4,867,904	$8,333,158

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,728	$33,568

Supplemental disclosure of non-cash investing activities:
Transfer of internally constructed equipment from property and equipment to inventory	$—	$5,620,239

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting Principles Generally Accepted in the United States of America for complete financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004

Net income (loss), as reported	$(3,162,837)	$(1,677,961)	$(6,223,164)	$(8,517,400)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(549,341)	(327,603)	(1,343,320)	(930,343)
Pro-forma net income (loss)	$(3,712,178)	$(2,005,564)	$(7,566,484)	$(9,447,743)
Net income (loss) per share:
Basic and diluted – as reported	$(0.33)	$(0.16)	$(0.66)	$(0.80)
Basic and diluted – pro-forma	$(0.39)	$(0.19)	$(0.80)	$(0.89)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model.

Pro-forma net loss reflects only options granted in 1995 through September 30, 2004. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995, are not considered.

(3) Inventories

Inventories consist of the following:

	December 31, 2003	September 30, 2004
Raw materials	$1,464,434	$—
Work in process	177,715	—
Finished goods	116,300	—
Subtotal wafer inventory	1,758,449	—
Equipment inventory	—	4,680,123
Total Inventories	$1,758,449	$4,680,123

Equipment inventory at September 30, 2004 consists of i2000 parts and/or implanters under construction or otherwise available for resale. At December 31, 2003 these costs were included in construction in progress under property and equipment and amounted to $3,674,903. With the discontinuance of the wafer operation in the third quarter of 2004, (see note 7), all wafer inventory was written off to the loss from discontinued operations with the exception of the 300 mm raw wafers, valued at $750,000, that were reclassified as prepaid expenses to be used for future R&D and implanter qualifications.

(4) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and nine months ended September 30, 2003 and September 30, 2004, common stock equivalents of 167,530, 47,509, 40,490 and 188,575, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(5) Significant Customers and Concentration of Business Risk

The Company sells its products and services to a limited number of semiconductor and silicon wafer manufacturers primarily in the United States and the Pacific Rim.

Sales of products and services for significant customers are shown in dollar amounts and as a percentage of total revenue as follows:

	Significant Customers	Amount	%

Three Months Ended September 30, 2003	—	$—	—
Three Months Ended September 30, 2004	1	$7,000,000	97%
Nine Months Ended September 30, 2003	1	$7,992,906	87%
Nine Months Ended September 30, 2004	1	$7,000,000	91%

Accounts receivable and unbilled revenue from significant customers at September 30, 2004 and December 31, 2003 amounted to $2,310,000 and $631,000, respectively.

(6) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services, with the discontinuance of the wafer operation. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and nine months ended September 30, 2003 and 2004 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Sales and Revenue
Three Months Ended September 30, 2003	$226,114	$66,834	$292,948
Three Months Ended September 30, 2004	$7,116,204	$124,566	$7,240,770
Nine Months Ended September, 2003	$8,622,289	$592,899	$9,215,188
Nine Months Ended September 30, 2004	$7,354,450	$297,481	$7,651,931

Operating Income (Loss)
Three Months Ended September 30, 2003	(1,455,357)	60,504	(1,394,853)
Three Months Ended September 30, 2004	1,349,826	121,347	1,471,173
Nine Months Ended September 30, 2003	(558,649)	558,567	(82)
Nine Months Ended September 30, 2004	(1,749,149)	282,111	(1,467,038)

Assets
September 30, 2004	15,986,317	120,993	16,107,310

Capital Expenditures
Three Months Ended September 30, 2003	8,891	—	8,891
Three Months Ended September 30, 2004	868,564	—	868,564
Nine Months Ended September30, 2003	314,238	—	314,238
Nine Months Ended September 30, 2004	883,591	—	883,591

Depreciation and Amortization of Property and Equipment
Three Months Ended September 30, 2003	1,665,834	—	1,665,834
Three Months Ended September 30, 2004	870,408	—	870,408
Nine Months Ended September30, 2003	4,924,910	—	4,924,910
Nine Months Ended September 30, 2004	2,843,070	—	2,843,070

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Reconciliation	2003	2004	2003	2004

Income (Loss) Before Income Taxes:
Total operating income (loss)for reportable Segments	$(1,394,853)	$1,471,173	$(82)	$(1,467,038)
Corporate general & administrative expenses	(477,253)	(549,975)	(1,663,800)	(1,753,500)
Net other income	(24,189)	175,586	6,459	183,169
Income (loss) before income taxes	$(1,896,295)	$1,096,784	$(1,657,423)	$(3,037,369)

Capital Expenditures:
Total capital expenditures for reportable segments	$8,891	$868,564	$314,238	$883,591
Corporate capital expenditures	—	—	21,243	7,653
Total capital expenditures	$8,891	$868,564	$335,481	$891,244

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$1,665,834	$870,408	$4,924,910	$2,843,070
Corporate depreciation and amortization	22,790	15,076	89,666	62,176
Total depreciation and amortization	$1,688,624	$885,484	$5,014,576	$2,905,246

Balance as of 9/30/04
Assets:
Total assets for reportable segments	$16,107,310
Cash & cash equivalents not allocated to Segments	8,333,158
Other unallocated assets	742,744
Total assets	$25,183,212

(7) Loss From Discontinued Operations

On July 21, 2004 the Company announced its intention to discontinue its wafer manufacturing business. This wafer business has been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the process. The wafer demand from our largest customer had been, and continues to be, subject to repeated starts and stops. The result is a wafer business that is not predictable or profitable. Principally for these reasons, and because it also is likely that additional capital investment would have to be made to keep our wafer manufacturing process up to date, the Company decided to exit the wafer manufacturing business and focus exclusively on the equipment business. The Company will maintain a research and development effort relating to wafers for our equipment improvement programs. In the third quarter of 2004, the Company recognized a loss from discontinued operations for approximately $2.8 million. The balance sheet at the end of the third quarter of 2004 includes $277,265 as assets held for sale as a result of this loss from discontinued operations.

(8) Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. That motion now has been fully briefed. While we believe that the allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we have exited the wafer manufacturing business. Our wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the process. Our major wafer customer had tended to order fluctuating quantities of wafers on an irregular basis. This customer also could revise or cancel orders at any time prior to delivery. This meant that this customer, who had accounted for a significant portion of our net revenue in the past, could have reduced or decided not to place any orders in the succeeding quarter or quarters. Furthermore, most of our other wafer customers were sampling SIMOX wafers or are in the process of developing prototype products and have also tended to order small quantities of wafers on an irregular basis.  These customers could also revise or cancel orders at any time prior to delivery. As previously announced, because of this unpredictability, and because it was also likely that additional capital investments would have to be made to keep our wafer manufacturing process up to date (among other factors), we decided to discontinue the wafer manufacturing portion of the business in 2004 and to focus exclusively on our equipment business. We will maintain a research and development effort relating to wafers for our equipment improvement programs.  Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to various factors, including (i) the fluctuating quantities of wafer orders that we have experienced in the past as described above, (ii) the timing of receipt of equipment orders, and (iii) dependence on a limited number of customers.

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

During February 2004, we announced the booking of an order for one Ibis i2000 SIMOX implanter, with an option to purchase a second i2000, from a leading international silicon wafer manufacturer. We subsequently achieved customer acceptance of this implanter at our facility and this system was later shipped to the customer’s facility in the second quarter of 2004. Revenue for this implanter order was recognized in the third quarter of 2004, based on the final acceptance by the customer.

 During the fourth quarter ended December 31, 2003, a number of unexpected events occurred that impacted our 200 mm and smaller wafer size production line including the line’s projected cash flow generation and our projected utilization of the assets within our revised plans. Based on these events and their impact on current and future projected cash flows, and our subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets resulted in an impairment charge of $11,051,324 for our 200 mm and smaller SIMOX wafer production line, which is principally comprised of Ibis 1000 implanters and associated machinery and equipment not expected to be utilized or sold. The remaining carrying amount of assets for this line was charged to the loss from discontinued operations in the third quarter of 2004.

The Company’s final disposal plans relative to the closure of the wafer operation resulted in cash related charges of approximately $0.1 million and non-cash charges for inventory and certain production assets associated with the wafer manufacturing business of approximately of $2.7 million, for a total of $2.8 million in the loss from discontinued operations in the quarter.

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

Revenue Recognition.  We recognize revenue from wafer product sales, equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured. We recognize revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

Inventory Valuation and Reserves.  Our policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve months or less. If our estimated demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. We have reserved for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred.  With the discontinuance of the wafer manufacturing business and the write-off of all inventory, the focus is now on the reserves required for equipment part inventory.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 and during the fourth quarter of 2003 we recognized an impairment charge of $11,051,324 for our 200 mm and smaller SIMOX wafer production line. The remaining value of this line along with other assets of wafer manufacturing were charged to the loss from discontinued operations in the third quarter of 2004 that resulted in a charge of $2,774,775.

Results of Operations

Third Quarter Ended September 30, 2004 Compared to Third Quarter Ended September 30, 2003

Contract and Other Revenue. Contract and other revenue includes revenue derived from license agreements, characterization and other services. Contract and other revenue increased for the third quarter ended September 30, 2004 to $124,566 from $66,834 for the third quarter ended September 30, 2003, an increase of $57,732 or 86%. This is attributable to license revenue recognized from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service. Equipment revenue increased to $7,116,204 for the third quarter ended September 30, 2004 from $226,114 for the third quarter ended September 30, 2003, an increase of $6,890,090 or 3047%. During the third quarter of 2004, we recognized the revenue of an i2000 implanter of $7,000,000.  Field service revenue accounted for $75,747 for the third quarter ended September 30, 2004 as compared to $69,300 for the same period last year. Sales of spare parts accounted for $40,457 of equipment revenue for the quarter ended September 30, 2004 as compared to $156,814 of equipment revenue for the third quarter ended September 30, 2003. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net sales and revenue for the third quarter ended September 30, 2004 was $7,240,770, an increase of $6,947,822, or 2372%, from total net revenue of $292,948 for the third quarter ended September 30, 2003. This increase is due to the recognition of an i2000 implanter in the third quarter of 2004.

Total Cost of Sales and Revenue.  Cost of contract and other revenue consists of labor and materials expended during the quarter. Cost of contract and other revenue for the third quarter ended September 30, 2004 was $3,219, as compared to $6,330 for the third quarter ended September 30, 2003, a decrease of $3,111, or 49%. This is attributable to a decrease in miscellaneous sales.

Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the third quarter ended September 30, 2004 was $3,663,606, as compared to $208,888 for the third quarter ended September 30, 2003. This increase of $3,454,718 or 1654% was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the third quarter of 2004.

Total cost of sales and revenue for the third quarter ended September 30, 2004 was $3,666,825 as compared to $215,218 for the third quarter ended September 30, 2003, an increase of $3,451,607 or 1604%. The gross margin for all sales was a positive 49% for the third quarter ended September 30, 2004 as compared to a positive gross margin of 27% for the third quarter ended September 30, 2003. This increase in the gross margin for all sales is attributable to the approximate gross margin of 50% achieved on the i2000 implanter sale in the quarter ended September 30, 2004.

General and Administrative Expenses.  General and administrative expenses for the third quarter ended September 30, 2004 were $549,975 (or 8% of total revenue) as compared to $477,253 (or 163% of total revenue) for the third quarter ended September 30, 2003, an increase of $72,722, or 15%. This is due to increased legal fees of $39,066, accounting fees of $30,021 and security compliance fees of $25,620, which were partially offset by a reduction in other various expenses.

Marketing and Selling Expenses.  Marketing and selling expenses for the third quarter ended September 30, 2004 were $375,846 (or 5% of total revenue) as compared to $297,519 (or 102% of total revenue) for the third quarter ended September 30, 2003, an increase of $78,327, or 26%. This is a result of increased subcontractor costs, which increased by $72,504, associated with our service group based in Japan and payroll and payroll related expenses, which increased by $33,803. This was partially offset by a reduction in promotional expenses of $19,890 and other miscellaneous expenses.

Research and Development Expenses.  Internally funded research and development expenses increased by $551,862 or 47%, to $1,726,926 (or 24% of total revenue) for the third quarter ended September 30, 2004, as compared to $1,175,064 (or 401% of total revenue) for the third quarter ended September 30, 2003. This is due to wafer research and development costs of $896,968 that were previously a part of wafer cost of sales but are now supporting equipment development. This was partially offset by reduced depreciation of $132,388, reduced wafer material of $70,532, reduced payroll and payroll related expenses of $66,254, reduced joint development project spending of $31,924 and other miscellaneous research and development spending.

Other Income (Expense).  Total other income for the third quarter ended September 30, 2004 was $175,586 as compared to an expense of $24,189 for the third quarter ended September 30, 2003, an increase of $199,775, or 925%. The increase in total other income is attributable to the expiration of a wafer volume option of $200,000 that was associated with an asset obtained by the wafer manufacturing group from a wafer customer. This volume option was to be used on orders received over a one-year period. Since the time expired and no orders were received, the Company reduced its liability and recognized the amount in income, as no further obligation exists. The increase in other income was offset by an increase in miscellaneous expenses. Interest income increased by $2,969 due to increased interest rates on investments and increased cash balances. Interest expense decreased by $31,637 due to the decrease in wafer sales that involved a financing arrangement entered into with the customer during the second quarter of 2002.

Loss From Discontinued Operations. Discontinued operations incurred a loss of $2,774,745 in the third quarter ended September 30, 2004. The Company announced in the beginning of the quarter that it was discontinuing the wafer manufacturing portion of its business in order to focus on the equipment business. Fixed asset write-offs related to the discontinued operation were $1,565,167. Inventory costs from the discontinued operation were $1,545,548 and severance costs of $77,981. This was offset by the sale of some of the assets and scrap recovery of $413,951.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September30, 2003

Contract and Other Revenue.  Contract and other revenue includes revenue derived from license agreements, characterization and other services.  Contract and other revenue decreased for the nine months ended September 30, 2004 to $297,481 from $592,899 for the nine months ended September 30, 2003, a decrease of $295,418 or 50%. This decrease is attributable to revenue recognized from the transfer of wafer technology to a customer, pursuant to a license transfer agreement in the nine months ended September 30, 2003. This was offset by an increase in royalty fees related to equipment technology in the nine months ended September 30, 2004.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $7,354,450 for the nine months ended September 30, 2004 from $8,622,289 for the nine months ended September 30, 2003, a decrease of $1,267,839 or 15%.  During the nine months ended September 30, 2003, the i2000 implanter we shipped to our largest customer late in 2002 was accepted. As a result, we recognized revenue of approximately $8 million in the nine months ended September 30, 2003. The implanter revenue recognized in the nine months ended September 30, 2004 was for $7 million. Field service revenue accounted for $231,532 of equipment revenue for the nine months ended September 30, 2004 as compared to $209,150 of equipment revenue for the same period last year.  Sales of spare parts accounted for $122,918 of equipment revenue for the nine months ended September 30, 2004 as compared to $420,233 of equipment revenue for the nine months ended September 30, 2003. Sales of spare parts fluctuate depending on customer demand and when warranties expire.

Total Net Sales and Revenue.  Total net revenue for the nine months ended September 30, 2004 was $7,651,931, a decrease of $1,563,257, or 17%, from total net revenue of $9,215,188 for the nine months ended September 30, 2003.

Total Cost of Sales and Revenue.  Contract and other revenue costs consist of labor and materials expended during the nine month period. Cost of contract and other revenue for the nine months ended September 30, 2004 was $15,370, as compared to $34,332 for the nine months ended September 30, 2003, a decrease of $18,962, or 55%. This decrease is attributable to a reduction in labor costs associated with license revenue compared to the prior year period.

Cost of equipment revenue represents the cost of equipment, the cost for spare parts, along with labor incurred for field service. Cost of equipment revenue for the nine months ended September 30, 2004 was $4,362,687, as compared to $4,014,590 for the nine months ended September 30, 2003, an increase of $348,097 or 9%. This increase is due to an under absorption of manufacturing cost of $465,181 and the increase in inventory reserves for equipment parts of $160,000. This was offset by decreased costs due to the reduction in sales volume of equipment parts.

The total cost of sales and revenue for the nine months ended September 30, 2004 was $4,378,057 as compared to $4,048,922 for the nine months ended September 30, 2003, a decrease of $329,135 or 8%. The gross margin for all sales was a positive 43% for the nine months ended September 30, 2004 as compared to a positive gross margin of 56% for the nine months ended September 30, 2003. This decrease in the gross margin for all sales is attributable to an approximate gross margin of 55% achieved on the i2000 implanter sale, recognized in the nine months ended September 30, 2003 as compared to the approximate gross margin of 50% for the i2000 implanter recognized in the nine months ended September 30, 2004 as well as the unabsorbed manufacturing costs and the increase in inventory reserves.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2004 were $1,753,500 (or 23% of total revenue) as compared to $1,663,800 (or 18% of total revenue) for the nine months ended September 30, 2003, an increase of $89,700, or 5%. This is due to increased security compliance costs of $77,040, increased professional services of $60,021, increased service charges for the letter of credit related to the sale of the i2000 implanter in September 2004 of $32,633 and computer expenses of $30,374 along with other miscellaneous expenses that increased. These costs were partially offset by decreased payroll and payroll related expenses which totaled $133,299 as a result of cost savings initiated by Ibis.

Marketing and Selling Expenses. Marketing and selling expenses for the nine months ended September 30, 2004 were $1,141,813 (or 15% of total revenue) as compared to $957,988 (or 10% of total revenue) for the nine months ended September 30, 2003, an increase of $183,825, or 19%. The increase in marketing and selling expenses is a result of increased subcontractor costs associated with our service group in Japan of $161,809 and salaries of $48,067, which were partially offset by a reduction in promotion expenses.

Research and Development Expenses. Internally funded research and development expenses decreased by $609,261 or 15%, to $3,599,099 (or 47% of total revenue) for the nine months ended September 30, 2004, as compared to $4,208,360 (or 46% of total revenue) for the nine months ended September 30, 2003. This decrease is due to reduced payroll and payroll related expenses of $457,403, reduced joint development project costs of $382,600, reduced depreciation expense of $363,755, reduced consulting and subcontractor costs of $124,055, reduced project material of $114,829 and reductions in other miscellaneous expenses. This was more than offset by the wafer research and development costs of $896,968 that were previously part of the cost of sales but are now supporting equipment development.

Other Income (Expense). Total other income for the nine months ended September 30, 2004 was $183,169 as compared to $6,459 for the nine months ended September 30, 2003, an increase of $176,710, or 2736%. The increase in total other income is attributable to the expiration of a wafer volume option of $200,000 that was associated with an asset obtained by the wafer production group from a wafer customer. This volume option was to be used on orders received over a one-year period. Since the time expired and no orders were received, the Company reduced its liability and recognized the amount in income, as no further obligation exists. The increase in other income was reduced by an increase in miscellaneous expenses. Interest income also increased by $857 for this period due to increased interest rates and increased cash balances. Interest expense decreased by $13,160 for this period due to the decrease in wafer sales that involved a financing arrangement entered into with the customer during the second quarter of 2002.

Loss From Discontinued Operations. Discontinued operations incurred a loss of $5,478,775 for the nine months ended September 30, 2004 due to the discontinuance of the wafer manufacturing operation. For comparative purposes, wafer sales and associated costs from the previous quarters are shown as discontinued operations loss, as are the prior year periods. The negative margin of $2,704,030 incurred by the wafer manufacturing operation in the previous quarters in addition to the loss this quarter of $2,774,745, equals the amount shown of $5,478,775. Fixed asset dispositions and provisions related to the discontinued operation were $1,565,167. Costs associated with inventory provision from the discontinued operation were $1,545,548 and employee severance pay of $77,981. This was offset by the sales of a portion of the excess equipment previously used in the wafer business of $413,951.

Liquidity and Capital Resources.

As of September 30, 2004, Ibis had cash and cash equivalents of $8,333,158, including a portion of the receipt of net proceeds of the $12.6 million received from a public offering of 1,000,000 shares of common stock at $13.25 per share in October 2003 and the down payment of $4.7 million for the i2000 SIMOX implanter which was recognized as revenue in the third quarter of 2004 based on the final acceptance by the customer. The shares were included in a shelf registration statement filed with the Securities and Exchange

Commission on September 2, 2003 and declared effective on October 3, 2003. Net proceeds from the offering have been used primarily to fund research and development, capital expenditures and working capital.

Based on the Company’s final disposal plans relative to the closure of the wafer operation, the Company was required to take cash related charges of approximately $0.1 million. The Company will maintain a wafer research and development effort focused on continuous improvement of the equipment capabilities and for supporting the Company’s equipment customers’ needs at what is expected to be at a significantly reduced cost to the business going forward. As a result, the Company expects to reduce its monthly cash burn rate and anticipates it will have sufficient cash for operations through the foreseeable future or about the next nine to twelve months.

During the nine months ended September 30, 2004, Ibis used $2,190,903 in cash for operating activities of continuing operations compared to cash used of $1,657,956 for the same period in 2003. Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was $2,905,246 and $5,014,576, respectively. This accounted for 38% and 54% of total revenue, respectively. Management expects that depreciation and amortization will continue to be a significant portion of its expenses in the near term and for 2004 will approximate $3.5 million. To date, Ibis’ working capital requirements have been funded primarily through debt, (capital leases), and equity financings. Ibis also used $891,244 during the nine months ended September 30, 2004 to fund additions to property and equipment as compared to $429,897 during the nine months ended September, 2003. At September 30, 2004, Ibis had commitments to purchase approximately $1,326,708 for i2000 implanter parts and $437,655 for operating expenses.

As part of our cash management plan, we initiated additional cost saving measures during 2003 and 2004. This included the lay-off of twenty-nine employees. In the third quarter of 2004 the Company announced that it was discontinuing the wafer manufacturing portion of the business. This resulted in the layoff of an additional seventeen employees. Our headcount at the end of the third quarter 2004 is now 61 employees.

In June 2003, Ibis entered into an agreement with a financing agent to obtain payment for products from its largest customer on an expedited basis. The discount rate associated with this agreement is based on the prime rate and may fluctuate.

In September 2001, Ibis entered into a $4.5 million equipment lease line of credit with Heller Financial’s Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production, primarily for 300 mm wafers. This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of $131,212. Ibis has a fair market value purchase option at the end of the lease term. The lease line ended in the third quarter of 2004 and the Company exercised the fair market value purchase option at the negotiated buyout price of $900,000.

Our existing cash resources are believed to be sufficient to support our current operating plan for the next nine to twelve months. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) customer interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, and the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market, (ii) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (iii) the throughput and production capacity of the i2000 implanter for manufacturing 200-mm and 300-mm SIMOX-SOI wafers, and the ability of the i2000 implanter to achieve acceptable production yields, (iv) the Company’s plan to focus on supplying implanters to wafer manufacturers, (v) the Company’s expectations regarding future orders for i2000 implanters, and the likelihood and timing of revenue recognition on such sales, (vi) the Company’s expectation regarding future willingness of wafer manufacturers to purchase equipment from the Company, (vii) the technological advancements and the adoption rate of SOI technology, and (viii) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2003. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. That motion now has been fully briefed. While we believe that the allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Ibis Technology Corporation

Exhibit No.	Description

31.1	Certification of Martin J. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

On July 22, 2004 we furnished to the SEC a report on Form 8-K containing the July 21, 2004 press release announcing the discontinuance of the wafer manufacturing portion of our business along with the financial results for the Second Quarter ended June 30, 2004.

On September 14, 2004 we furnished to the SEC a report on Form 8-K containing the September 14, 2004 press release announcing the final acceptance of the Ibis i2000 oxygen implanter by a major customer.

IBIS TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: November 11, 2004	By:	/s/ William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 11, 2004	By:	/s/ Martin J. Reid
Martin J. Reid
President and Chief Executive Officer