Form 10-Q
period 2005-03-31
IBIS TECHNOLOGY CORP
filed 2005-05-09
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

10,719,595 shares of Common Stock, par value $.008, were outstanding on May 06, 2005.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2004	2005

Assets
Current assets:
Cash and cash equivalents	$7,726,072	$5,587,772
Accounts receivable, trade, net	34,458	130,500
Inventories (note 4)	5,625,167	5,672,137
Prepaid expenses and other current assets	760,721	687,767
Assets held for sale (note 7)	131,416	131,416
Total current assets	14,277,834	12,209,592
Property and equipment	33,660,086	32,977,394
Less: Accumulated depreciation and amortization	(27,335,477)	(27,007,180)
Net property and equipment	6,324,609	5,970,214
Patents and other assets, net	1,680,197	1,570,825
Total assets	$22,282,640	$19,750,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392,875	$449,161
Accrued liabilities	1,417,904	1,516,551
Deferred revenue	52,000	52,000
Total current liabilities	1,862,779	2,017,712
Total liabilities	1,862,779	2,017,712

Stockholders’ equity:
Undesignated preferred stock, $.01 par value.
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued and outstanding 10,719,595 shares and 10,719,595 shares at December 31, 2004 and March 31, 2005, respectively	85,757	85,757
Additional paid-in capital	93,124,259	93,124,259
Accumulated deficit	(72,790,155)	(75,477,097)
Total stockholders’ equity	20,419,861	17,732,919
Total liabilities and stockholders’ equity	$22,282,640	$19,750,631

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2005

Net Sales and revenue:
Contract and other revenue	$90,251	$68,234
Equipment revenue	117,657	98,421
Total net sales and revenue (notes 2 and 6)	207,908	166,655

Cost of sales and revenue:
Cost of contract and other revenue	6,942	—
Cost of equipment revenue	326,655	300,083
Total cost of sales and revenue	333,597	300,083
Gross profit	(125,689)	(133,428)

Operating expenses:
General and administrative	631,491	561,613
Marketing and selling	340,655	390,256
Research and development	985,268	1,682,663
Total operating expenses	1,957,414	2,634,532

Loss from operations	(2,083,103)	(2,767,960)

Other income (expense):
Interest income	23,444	40,524
Interest expense	(12,857)	(536)
Total other income	10,587	39,988

Loss before income taxes	(2,072,516)	(2,727,972)

Income tax expense	1,256	1,256
Loss from continuing operations	(2,073,772)	(2,729,228)

Discontinued operations: (note 7)
Loss from discontinued operations	(1,407,383)	—
Gain on disposal	—	42,286
Income (loss) from discontinued operations	(1,407,383)	42,286

Net loss (note 2)	$(3,481,155)	$(2,686,942)

Earnings (loss) per share:
Basic
Continuing operations	$(0.20)	$(0.25)
Discontinued operations	$(0.13)	$—
Net loss	$(0.33)	$(0.25)

Diluted
Continuing operations	$(0.20)	$(0.25)
Discontinued operations	$(0.13)	$—
Net loss	$(0.33)	$(0.25)

Weighted average common shares outstanding
Basic	10,651,316	10,719,595
Diluted (note 5)	10,651,316	10,719,595

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2005

Cash flows from operating activities:
Net loss	$(3,481,155)	$(2,686,942)
Gain (loss) from discontinued operations	(1,407,383)	42,286
Loss from continuing operations	(2,073,772)	(2,729,228)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations:
Depreciation and amortization	268,002	487,838
Changes in operating assets and liabilities:
Accounts receivable, trade	33,777	(99,754)
Unbilled revenue	528,581	—
Inventories	(256,487)	(46,970)
Prepaid expenses and other current assets	(156,106)	72,954
Accounts payable	254,198	56,286
Accrued liabilities and deferred revenue	2,320,134	109,920

Net cash provided by (used in) operating activities of continuing operations	918,327	(2,148,954)

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(6,195)	(46,291)
Other assets	(16,379)	22,220

Net cash used in investing activities of continuing operations	(22,574)	(24,071)

Cash flows from financing activities of continuing operations:
Exercise of stock options and warrants	2,823	—

Net cash used by financing activities of continuing operations	2,823	—

Net cash provided (used) for discontinued operations	(422,258)	34,725

Net increase (decrease) in cash and cash equivalents	476,318	(2,138,300)

Cash and cash equivalents, beginning of period	14,174,716	7,726,072

Cash and cash equivalents, end of period	$14,651,034	$5,587,772

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,857	$536

Supplemental disclosure of non-cash investing activities:
Transfer of internally constructed equipment from property and equipment to inventory	$3,931,390	$—

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by the Ibis Technology Corporation (the “Company” or “Ibis”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K as filed on March 31, 2005.

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company recognizes revenue from equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the product (or service) has been delivered to the customer and, when applicable, the product (or service) has been installed (and completed) and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sales price is reasonably assured. The Company recognizes revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

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

	For the Three Months Ended March 31,
	2004	2005

Net loss, as reported	$(3,481,155)	$(2,686,942)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(263,336)	(135,331)
Pro-forma net loss	$(3,744,491)	$(2,822,273)
Net loss per share:
Basic and diluted – as reported	$(0.33)	$(0.25)
Basic and diluted – pro-forma	$(0.35)	$(0.26)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model.

(c)  New Accounting Pronouncements

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

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the first quarter of our fiscal year 2006.

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

Based on the Company’s final disposal plans relative to the closure of the wafer operation, the Company was required to take cash related charges of approximately $0.1 million during the third quarter of 2004. The Company will maintain a wafer research and development effort focused on continuous improvement of the equipment capabilities and for supporting the Company’s equipment customers’ needs at what is expected to be at a significantly reduced cost to the business going forward. As a result, the Company expects to reduce its monthly cash burn rate and believes it will generate sufficient cash from operations, based on current forecasts, through the foreseeable future or at least the next 12 months.

During the three months ended March 31, 2005, Ibis used $2.1 million of cash for operating activities of continuing operations as compared to cash provided of $0.9 million for the same period in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash for the three months ended March 31, 2005 were to fund operations and additions to property and equipment which totaled $46 thousand. At March 31, 2005, Ibis had commitments to purchase $0.3 million in material to be used for the i2000 implanter currently under construction and operating expenses.

As part of our cash management plan we initiated additional cost savings measures during 2003 and 2004. This included the layoff of twenty-nine employees. In the third quarter of 2004 the Company announced that it was discontinuing the wafer-manufacturing portion of the business. This resulted in the layoff of an additional seventeen employees. Our headcount for the three months ended March 31, 2005 was 57 employees.

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

The Company ended the first quarter of 2005 with approximately $5.6 million in cash and believes it will have sufficient cash on hand, including cash expected to be received from the SUMCO order announced in January 2005 to support operations at current levels through the first quarter of 2006. Upon factory acceptance of this order, which was received on April 22, 2005, we invoiced SUMCO for 80% of the purchase price of the system, or $4,800,000. Shipment of this order is expected by the end of the second quarter of 2005, with revenue recognition and receipt of the final 20% of the purchase price based on final customer acceptance at the customer’s facility in Japan expected by year end.  The timing of final acceptance, receipt of the final 20% of the purchase price and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site.

The Company’s expectations regarding liquidity and capital resources are based on current operating plans and the company’s general sales outlook, each of which may change rapidly. The company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities might require further investment.  Moreover, although Ibis is encouraged by the receipt of an additional order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	March 31,
	2004	2005
Raw materials	$3,622,501	$3,555,210
Work in process	57,330	92,502
Finished goods	1,945,336	2,024,425
Total equipment inventory	$5,625,167	$5,672,137

(5) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three months ended March 31, 2004 and March 31, 2005, common stock equivalents of 290,823 and 0, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(6) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. The company discontinued its wafer manufacturing operations during 2004. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Government contracts, other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three months ended March 31, 2004 and 2005 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenues
Three Months Ended March 31, 2004	$117,657	$90,251	$207,908
Three Months Ended March 31, 2005	$98,421	$68,234	$166,655

Operating Income (Loss)
Three Months Ended March 31, 2004	(1,534,921)	83,309	(1,451,612)
Three Months Ended March 31, 2005	(2,274,580)	68,234	(2,206,346)

Assets
March 31, 2005	13,867,784	114,527	13,982,311

Capital Expenditures
Three Months Ended March 31, 2004	3,745	—	3,745
Three Months Ended March 31, 2005	46,291	—	46,291

Depreciation and Amortization of Property and Equipment
Three Months Ended March 31, 2004	246,678	—	246,678
Three Months Ended March 31, 2005	473,551	—	473,551

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended March 31,
Segment Reconciliation	2004	2005

Loss Before Income Taxes:
Total operating loss for reportable Segments	$(1,451,612)	$(2,206,346)
Corporate general & administrative expenses	(631,491)	(561,614)
Net other income	10,587	39,988
Income tax expense	1,256	1,256
Gain (loss) from discontinued operations	(1,407,383)	42,286
Net loss	$(3,481,155)	$(2,686,942)

Capital Expenditures:
Total capital expenditures for reportable segments	$3,745	$46,291
Corporate capital expenditures	2,450	—
Total capital expenditures	$6,195	$46,291

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$246,678	$473,551
Corporate depreciation and amortization	21,324	14,287
Total depreciation and amortization	$268,002	$487,838

		Balance as of
		3/31/2005
Assets:
Total assets for reportable segments		$13,982,311
Cash & cash equivalents not allocated to Segments		5,587,772
Other unallocated assets		180,548
Total assets		$19,750,631

(7) Discontinued Operations

On July 21, 2004 the Company announced its intention to discontinue its wafer manufacturing business. This wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the manufacturing process. The wafer demand from our largest customer had been subject to repeated starts and stops. The result was a wafer business that was neither not predictable or profitable. Principally for these reasons, and because it also was likely that additional capital investment would have had to have been made to keep our wafer manufacturing process up to date, the Company decided to exit the wafer manufacturing business and focus exclusively on the equipment business. The Company will maintain a research and development effort relating to wafers for our equipment improvement programs. In the first quarter of 2005, the Company recognized a gain on disposal of assets from the discontinued operations of approximately $42 thousand. The balance sheet at March 31, 2005 includes $0.1 million as assets held for sale as a result of the discontinuance of the wafer manufacturing business.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we have exited the wafer manufacturing business. The Company’s final disposal plans relative to the closure of the wafer manufacturing operation resulted in a loss from disposal of inventory and certain production assets from discontinued operations of approximately $2.1 million. This loss combined with the negative margin incurred by the wafer manufacturing business in 2004 of approximately $3.2 million resulted in the total loss from discontinued operations of approximately $5.3 million. Our wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by volatile production volumes and costs associated with periodic changes and continuing improvements to the process. Our major wafer customer had tended to order fluctuating quantities of wafers on an irregular basis. This customer also could revise or cancel orders at any time prior to delivery. This meant that this customer, who had accounted for a significant portion of our net revenue in the past, could have reduced or decided not to place any orders in the succeeding quarter or quarters. Furthermore, most of our other wafer customers were sampling SIMOX wafers or are in the process of developing prototype products and have also tended to order small quantities of wafers on an irregular basis. These customers could also revise or cancel orders at any time prior to delivery. As previously announced, because of this unpredictability, and because it was also likely that additional capital investments would have to be made to keep our wafer manufacturing process up to date (among other factors), we decided to discontinue the wafer manufacturing portion of the business in July 2004 and to focus exclusively on our equipment business. We will maintain a research and development effort relating to wafers for our equipment improvement programs. Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to various factors, including (i) the timing of receipt of equipment orders, and (ii) dependence on a limited number of customers.

We believe that a migration of SOI wafer manufacturing into the major silicon wafer suppliers is taking place. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding price expectations of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, we believe that silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. We believe that this should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sale and marketing of large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, re-clean, re-inspect and reship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the sale of implanters to the leading silicon wafer manufacturers and our key customers in the semiconductor industry who we believe are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, and that these sales will be focused on SOI processes that the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, we introduced the current generation of SIMOX-SOI technology, that included our second-generation oxygen implanter (i2000™), and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products using a range of manufacturing processes, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce eight and twelve-inch (or 200 and 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. Customers who purchase the i2000 can utilize more than one SIMOX wafer manufacturing processes on the implanter including the IBM MLD process, when licensed, as well as other SIMOX-SOI wafer manufacturing processes that do not require the IBM license.

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

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. Although no assurances can be given, we expect to ship this system in the second quarter of 2005 as the customer accepted in April 2005 the tool at our facility. Revenue recognition for this implanter will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, including performance of the tool.

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

Revenue Recognition.  We recognize revenue from equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured. We recognize revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 and during the fourth quarter of 2003 we recognized an impairment charge of $11.1 million for our 200 mm and smaller SIMOX wafer production line. The remaining value of this line along with other assets of wafer manufacturing were charged to the loss from discontinued operations in 2004 that resulted in a charge of $5.3 million.

Results of Operations

First quarter Ended March 31, 2005 Compared to First quarter Ended March 31, 2004

Contract and Other Revenue. Contract and other revenue includes revenue derived from license agreements, characterization and other services. Contract and other revenue decreased for the first quarter ended March 31, 2005 to $68 thousand from $90 thousand for the first quarter ended March 31, 2004, a decrease of $22 thousand or 24%. This is attributable to reduced license revenue recognized from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service. Equipment revenue decreased to $98 thousand for the first quarter ended March 31, 2005 from $117 thousand for the first quarter ended March 31, 2004, a decrease of $19 thousand or 16%. Field service revenue accounted for $58 thousand for the first quarter ended March 31, 2005 as compared to $76 thousand for the same period last year. Sales of spare parts accounted for $41 thousand of equipment revenue for the quarter ended March 31, 2005 as compared to $41 thousand of equipment revenue for the first quarter ended March 31, 2004. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net sales and revenue for the first quarter ended March 31, 2005 was $167 thousand, a decrease of $41 thousand, or 20%, from total net revenue of $208 thousand for the first quarter ended March 31, 2004. This decrease is due to a reduction in license revenue and field service revenue.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2005 was $300 thousand, as compared to $ 326 thousand for the first quarter ended March 31, 2004. This decrease of $26 thousand or 8% was primarily due to the reduction of under absorption of overhead in equipment manufacturing.

Total cost of sales and revenue for the first quarter ended March 31, 2005 was $300 thousand as compared to $336 thousand for the first quarter ended March 31, 2004, an decrease of $33 thousand or 10%. The gross margin for all sales was a negative 80% for the first quarter ended March 31, 2005 as compared to a negative gross margin of 60% for the first quarter ended March 31, 2004. This decrease in the gross margin for all sales is attributable to the reduced gross margin on license revenue.

General and Administrative Expenses.  General and administrative expenses for the first quarter ended March 31, 2005 were $0.6 million as compared to $0.6 million for the first quarter ended March 31, 2004, a decrease of $70 thousand, or 11%. This is due to decreased securities compliance of $49 thousand, D&O insurance of $42 thousand and service charges of $28 thousand, along with the reduction of other various expenses which were partially offset by an increase of professional services of $45 thousand and payroll and payroll related expenses of $34 thousand.

Marketing and Selling Expenses.  Marketing and selling expenses for the first quarter ended March 31, 2005 were $0.4 million as compared to $0.3 million for the first quarter ended March 31, 2004, an increase of $50 thousand, or 15%. This is a result of increased subcontractor costs, which increased by $41 thousand, associated with our service group based in Japan and payroll and payroll related expenses, which increased by $34 thousand. This was partially offset by a reduction in promotional expenses of $10 thousand and other miscellaneous expenses.

Research and Development Expenses.  Internally funded research and development expenses increased by $0.7 million or 71%, to $1.7 million for the first quarter ended March 31, 2005, as compared to $1.0 million for the first quarter ended March 31, 2004. This is due to wafer research and development costs of $0.8 million that were previously a part of wafer cost of sales but are now supporting equipment development and increased payroll and payroll related expenses of $78 thousand and repairs of $76 thousand. This was partially offset by reduced wafer material of $0.1 million, reduced depreciation of $71 thousand and other miscellaneous research and development spending.

Other Income (Expense).  Total other income for the first quarter ended March 31, 2005 was $40 thousand as compared $11 thousand for the first quarter ended March 31, 2004, an increase of $29 thousand. The increase in total other income is attributable to the interest income increase of $19 thousand due to increased interest rates on investments and a decrease in interest expense by $12 thousand due to the termination of a financing arrangement.

Gain (loss) From Discontinued Operations. Discontinued operations generated a gain of $42 thousand in the first quarter ended March 31, 2005 as compared to a loss for the first quarter ended March 31, 2004 of $1.4 million. The gain of $42 thousand is from scrap recovery as compared to the operating loss incurred by the discontinued wafer manufacturing portion of the business in the quarter ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, Ibis had cash and cash equivalents of $5.6 million. Based on the Company’s final disposal plans relative to the closure of the wafer operation, the Company was required to take cash related charges of approximately $0.1 million. The Company will maintain a wafer research and development effort focused on continuous improvement of the equipment capabilities and for supporting the Company’s equipment customers’ needs at what is expected to be at a significantly reduced cost to the business going forward. As a result, the Company expects to reduce its monthly cash burn rate and believes it has sufficient cash for operations, based on current forecasts, through the foreseeable future or at least the next twelve months.

During the three months ended March 31, 2005, Ibis used $2.1 million of cash for operating activities of continuing operations as compared to cash provided of $0.9 million for the same period in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash for the three months ended March 31, 2005 were to fund operations and additions to property and equipment which totaled $46 thousand. At March 31, 2005, Ibis had commitments to purchase $0.3 million in material to be used for the i2000 implanter currently under construction and operating expenses.

As part of our cash management plan we initiated additional cost savings measures during 2003 and 2004. This included the layoff of twenty-nine employees. In the third quarter of 2004 the Company announced that it was discontinuing the wafer manufacturing portion of the business. This resulted in the layoff of an additional seventeen employees. Our headcount for the three months ended March 31, 2005 was 57 employees.

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

The Company ended the first quarter of 2005 with approximately $5.6 million in cash and believes it will have sufficient cash on hand, including cash expected to be received from the SUMCO order announced in January 2005, to support operations at current levels through the first quarter of 2006. Upon factory acceptance of this order which we received on April 22, 2005, we invoiced SUMCO for 80% of the purchase price of the system, or $4,800,000. Shipment of this order is expected by the end of the second quarter of 2005, with revenue recognition and receipt of the final 20% of the purchase price based on final customer acceptance at the customer’s facility in Japan by year end. The timing of final acceptance, receipt of the final 20% of the purchase price and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site.

The Company’s expectations regarding liquidity and capital resources are based on current operating plans and the company’s general sales outlook, each of which may change rapidly. The company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment.  Moreover, although Ibis is encouraged by the receipt of an additional order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the expected shipment and on-site acceptance of the i2000 implanter ordered by SUMCO, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii)  the timing and likelihood of revenue recognition on that implanter, and (iv) the timing of SUMCO’s ramping to production quantities on the i2000 implanter (v:) customer interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, and the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market, (vi) the company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (vii) the timing and likelihood of revenue recognition on orders for the company’s implanters, (viii) the timing and impact of the company’s decision to discontinue its wafer manufacturing and sales operation, (ix) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (x) the throughput and production capacity of the i2000 implanter for manufacturing 200-mm and 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xi) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xii) the Company’s expectations regarding future orders for i2000 implanters, and the likelihood and timing of revenue recognition on such sales, (xiii) the Company’s expectation regarding future willingness of wafer manufacturers to purchase equipment from the Company, (xiv) the technological advancements and the adoption rate of SOI technology, and (xv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Martin J. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of William J. Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

On January 6, 2005 we furnished to the SEC a report on Form 8-K containing the January 6, 2005 press release announcing the receipt of an order for one Ibis i2000 SIMOX implanter.

On February 23, 2005 we furnished to the SEC a report on Form 8-K containing the February 23, 2005 press release reporting Ibis’ fourth quarter and fiscal year ended December 31, 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: May 4, 2005	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: May 4, 2005	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer