Form 10-Q
period 2005-06-30
IBIS TECHNOLOGY CORP
filed 2005-08-01
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Yes   ☐                 No    ☒

10,739,291 shares of Common Stock, par value $.008, were outstanding on August 01, 2005.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2004	June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$7,726,072	$8,039,326
Accounts receivable, trade, net	34,458	65,970
Inventories (note 4)	5,625,167	5,791,048
Prepaid expenses and other current assets	760,721	781,318
Assets held for sale (note 7)	131,416	—
Total current assets	14,277,834	14,677,662
Property and equipment	33,660,086	26,481,984
Less: Accumulated depreciation and amortization	(27,335,477)	(20,840,266)
Net property and equipment	6,324,609	5,641,718
Patents and other assets, net	1,680,197	1,461,828
Total assets	$22,282,640	$21,781,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392,875	$369,716
Accrued liabilities	1,417,904	1,489,383
Deferred revenue	52,000	4,813,000
Total current liabilities	1,862,779	6,672,099
Total liabilities	1,862,779	6,672,099

Stockholders’ equity:
Undesignated preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value. Authorized 50,000,000 shares; issued and outstanding 10,719,595 shares and 10,739,291 shares at December 31, 2004 and June 30, 2005, respectively	85,757	85,914
Additional paid-in capital	93,124,259	93,145,195
Accumulated deficit	(72,790,155)	(78,122,000)
Total stockholders’ equity	20,419,861	15,109,109
Total liabilities and stockholders’ equity	$22,282,640	$21,781,208

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Net Sales and revenue:
Contract and other revenue	82,664	95,861	172,915	164,095
Equipment revenue	120,589	103,059	238,246	201,480
Total net sales and revenue (notes 2 and 6)	203,253	198,920	411,161	365,575

Cost of sales and revenue:
Cost of contract and other revenue	5,209	—	12,151	—
Cost of equipment revenue	372,426	222,147	699,081	522,230
Total cost of sales and revenue	377,635	222,147	711,232	522,230
Gross profit (loss)	(174,382)	(23,227)	(300,071)	(156,655)

Operating expenses:
General and administrative	572,034	650,261	1,203,525	1,211,874
Marketing and selling	425,312	401,657	765,967	791,913
Research and development	886,905	1,568,029	1,872,173	3,250,692
Total operating expenses	1,884,251	2,619,947	3,841,665	5,254,479

Loss from operations	(2,058,633)	(2,643,174)	(4,141,736)	(5,411,134)

Other income (expense):
Interest income	14,342	46,545	37,786	87,069
Interest expense	(18,595)	—	(31,452)	(536)
Other	1,249	8,726	1,249	8,727
Total other income (expense)	(3,004)	55,271	7,583	95,260

Loss before income taxes	(2,061,637)	(2,587,903)	(4,134,153)	(5,315,874)

Income tax expense	—	—	1,256	1,256
Loss from continuing operations	(2,061,637)	(2,587,903)	(4,135,409)	(5,317,130)

Discontinued operations: (note 7)
Loss from discontinued operations	(1,296,647)	(57,000)	(2,704,030)	(14,715)
Loss from discontinued operations	(1,296,647)	(57,000)	(2,704,030)	(14,715)

Net loss (note2)	$(3,358,284)	$(2,644,903)	$(6,839,439)	$(5,331,845)

Earnings (loss) per share:
Basic
Continuing operations	$(0.20)	$(0.24)	$(0.39)	$(0.50)
Discontinued operations	$(0.12)	$(0.01)	$(0.25)	$—
Net loss	$(0.32)	$(0.25)	$(0.64)	$(0.50)

Diluted
Continuing operations	$(0.20)	$(0.24)	$(0.39)	$(0.50)
Discontinued operations	$(0.12)	$(0.01)	$(0.25)	$—
Net loss	$(0.32)	$(0.25)	$(0.64)	$(0.50)

Weighted average common shares outstanding:
Basic	10,657,780	10,726,305	10,654,548	10,722,968
Diluted (note4)	10,657,780	10,726,305	10,654,548	10,722,968

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2005

Cash flows from operating activities:
Net loss	$(6,839,439)	$(5,331,845)
(Loss) from discontinued operations	(2,704,030)	(14,715)
Loss from continuing operations	(4,135,409)	(5,317,130)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Depreciation and amortization	519,429	944,353
Changes in operating assets and liabilities:
Accounts receivable, trade	65,028	(28,641)
Unbilled revenue	453,581	—
Inventories	(1,114,659)	(165,881)
Prepaid expenses and other current assets	(124,435)	(20,597)
Accounts payable	353,364	(23,159)
Accrued liabilities and deferred revenue	4,650,635	4,960,301
Net cash provided by operating activities of continuing operations	667,534	349,246

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(11,398)	(87,563)
Other assets	(25,864)	44,066

Net cash used in investing activities of continuing operations	(37,262)	(43,497)

Cash flows from financing activities of continuing operations:
Exercise of stock options and warrants	109,715	21,093

Net cash provided by financing activities of continuing operations	109,715	21,093

Net cash used for discontinued operations	(959,567)	(13,588)

Net increase (decrease) in cash and cash equivalents	(219,580)	313,254

Cash and cash equivalents, beginning of period	14,174,716	7,726,072

Cash and cash equivalents, end of period	$13,955,136	$8,039,326

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,452	$536

Supplemental disclosure of non-cash investing activities:
Transfer of internally constructed equipment from property and equipment to inventory	$3,674,903	$—

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by Ibis Technology Corporation (the “Company” or “Ibis”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company recognizes revenue from equipment sales and the sales of spare parts when all of the following criteria have been met:  (1) evidence exists that the customer is bound to the transaction; (2) the product (or service) has been delivered to the customer and, when applicable, the product (or service) has been installed (and completed) and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sales price is reasonably assured. The Company recognizes revenue from implanter sales upon acceptance at the customer’s site. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgment based upon these factors could impact the timing and amount of revenue and cost recognized.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005

Net loss, as reported	$(3,358,284)	$(2,644,903)	$(6,839,439)	$(5,331,845)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(339,404)	(196,165)	(602,740)	(331,496)
Pro-forma net loss	$(3,697,688)	$(2,841,068)	$(7,442,179)	$(5,663,341)
Net income (loss) per share:
Basic and diluted – as reported	$(0.32)	$(0.25)	$(0.64)	$(0.50)
Basic and diluted – pro-forma	$(0.35)	$(0.26)	$(0.70)	$(0.53)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model

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

The Company believes it has reduced its monthly cash burn rate and believes it will generate sufficient cash from operations, based on current forecasts, through at least the second quarter of 2006. During the six months ended June 30, 2005, Ibis generated $0.3 million of cash from continuing operations as compared to cash provided of $0.7 million for the same period in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash for the six months ended June 30, 2005 were to fund operations and additions to property and equipment which totaled $88 thousand. At June 30, 2005, Ibis had commitments to purchase $0.3 million in material to be used for the i2000 implanter currently planned for construction.

As part of our cash management plan the Company announced that it was discontinuing the wafer-manufacturing portion of the business in the third quarter of 2004. In addition to eliminating future losses expected from this segment of the business the discontinuance of the wafer manufacturing operation resulted in the layoff of seventeen employees with expected and realized cost savings of $0.3 million per quarter. Our headcount as of June 30, 2005 was 49 employees.

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

The Company ended the second quarter of 2005 with approximately $8.0 million in cash and cash equivalents and believes it will have sufficient cash on hand, including the remaining balance of 20% from the SUMCO order announced in January 2005, to support operations at current levels through the second quarter of 2006. Upon factory acceptance of this order, which was received on April 22, 2005, we invoiced and received from SUMCO 80% of the purchase price of the system, or $4.8 million. Shipment of this order was made in the second quarter of 2005, with revenue recognition and receipt of the final 20% of the purchase price based on final customer acceptance at the customer’s facility in Japan expected by year end.  The timing of final acceptance, receipt of the final 20% of the purchase price and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site.

The Company’s expectations regarding liquidity and capital resources are based on current operating plans and the company’s general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities might require further investment. Moreover, although Ibis is encouraged by the receipt of the January 2005 order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we will be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required financing will be available through bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31, 2004	June 30, 2005
Raw materials	$3,622,501	$3,517,222
Work in process	57,330	78,010
Finished goods	1,945,336	2,195,816
Total equipment inventory	$5,625,167	$5,791,048

(5) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2004 and June 30, 2005, common stock equivalents of 71,853, 180,071, 27,631 and 82,914, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

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

The table below provides unaudited information for the three and six months ended June 30, 2004 and 2005 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended June 30, 2004	$120,589	$82,664	$203,253
Three Months Ended June 30, 2005	$103,059	$95,861	$198,920
Six Months Ended June 30, 2004	$238,246	$172,915	$411,161
Six Months Ended June 30, 2005	$201,480	$164,095	$365,575

Operating Income (Loss)
Three Months Ended June 30, 2004	(1,564,054)	77,455	(1,486,599)
Three Months Ended June 30, 2005	(2,088,775)	95,861	(1,992,914)
Six Months Ended June 30, 2004	(3,098,975)	160,764	(2,938,211)
Six Months Ended June 30, 2005	(4,363,355)	164,095	(4,199,260)

Assets
June 30, 2005	13,481,376	51,175	13,532,551

Capital Expenditures
Three Months Ended June 30, 2004	—	—	—
Three Months Ended June 30, 2005	41,272	—	41,272
Six Months Ended June 30, 2004	3,745	—	3,745
Six Months Ended June 30, 2005	87,563	—	87,563

Depreciation and Amortization of Property and Equipment
Three Months Ended June 30, 2004	225,651	—	225,651
Three Months Ended June 30, 2005	444,131	—	444,131
Six Months Ended June 30, 2004	472,329	—	472,329
Six Months Ended June 30, 2005	917,682	—	917,682

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Reconciliation	2004	2005	2004	2005

Loss Before Income Taxes:
Total operating loss for reportable Segments	$(1,486,599)	$(1,992,914)	$(2,938,211)	$(4,199,260)
Corporate general & administrative expenses	(572,034)	(650,260)	(1,203,525)	(1,211,874)
Net other income	(3,004)	55,271	7,583	95,260
Income tax expense	—	—	1,256	1,256
Loss from discontinued operations	(1,296,647)	(57,000)	(2,704,030)	(14,715)
Net loss	$(3,358,284)	$(2,644,903)	$(6,839,439)	$(5,331,845)
Capital Expenditures:
Total capital expenditures for reportable segments	$—	$41,272	$3,745	$87,563
Corporate capital expenditures	5,203	—	7,653	—
Total capital expenditures	$5,203	$41,272	$11,398	$87,563

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$225,651	$444,131	$472,329	$917,682
Corporate depreciation and amortization	25,776	12,384	47,100	26,671
Total depreciation and amortization	$251,427	$456,515	$519,429	$944,353

Balance as of 6/30/05

Assets:
Total assets for reportable segments	$13,532,551
Cash & cash equivalents not allocated to segments	8,039,326
Other unallocated assets	209,331
Total assets	$21,781,208

(7) Loss From Discontinued Operations

On July 21, 2004 the Company announced its intention to discontinue its wafer manufacturing business. This wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the manufacturing process. The wafer demand from our largest customer had been highly volatile. The result was a wafer business that was neither predictable nor profitable. Principally for these reasons, and because it also was likely that additional capital investment would have had to have been made to keep our wafer manufacturing process up to date, the Company decided to exit the wafer manufacturing business and focus exclusively on the equipment business. The Company will maintain a research and development effort relating to wafers for our equipment improvement programs. In the first six months of 2005, the Company recognized a net loss on disposal of assets from the discontinued operations of approximately $15 thousand.

(8) Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL)
(D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. In July, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. That motion now has been fully briefed. While we believe that the allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we exited the wafer manufacturing business. Wafer product sales, as well as wafer revenue reported in previous quarters, are reported net of associated costs, as loss from discontinued operations on our income statement. The Company believes that its decision to discontinue the wafer business permits broader strategic collaboration efforts between Ibis and the wafer manufacturers. The Company also believes elimination of wafer manufacturing and associated sales at Ibis potentially allows our primary customers the opportunity to supply additional wafer volume with better quality and at lower cost to their end customers. We believe this has the potential to lead to the placement of additional SIMOX SOI equipment orders, and to accelerate customer acceptance of our technology.

 The Company’s final disposal plans relative to the closure of the wafer manufacturing operation resulted in a loss from disposal of inventory and certain production assets from discontinued operations of approximately $2.1 million. This loss combined with the negative margin incurred by the wafer manufacturing business in 2004 of approximately $3.2 million resulted in the total loss from discontinued operations of approximately $5.3 million. Our wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by volatile production volumes and costs associated with periodic changes and continuing improvements to the process. Our major wafer customer had tended to order fluctuating quantities of wafers on an irregular basis. This customer also could revise or cancel orders at any time prior to delivery. This meant that this customer, who had accounted for a significant portion of our net revenue in the past, could have reduced or decided not to place any orders in the succeeding quarter or quarters. Furthermore, most of our other wafer customers at the time were sampling SIMOX wafers or are in the process of developing prototype products and had also tended to order small quantities of wafers on an irregular basis. These customers could also revise or cancel orders at any time prior to delivery. Because of this unpredictability, and because it was also likely that additional capital investments would have to be made to keep our wafer manufacturing process up to date (among other factors), we decided to discontinue the wafer manufacturing portion of the business in July 2004 and to focus exclusively on our equipment business. We will maintain a research and development effort relating to wafers for our equipment improvement programs. Ibis has experienced quarterly and annual fluctuations in revenue and results of operations due to various factors, including (i) the timing of receipt of equipment orders, and (ii) dependence on a limited number of customers.

We believe that a migration of SOI wafer manufacturing into the major silicon wafer suppliers is taking place. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding future price expectations of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, we believe that silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. We believe that this should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sale and marketing of large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, re-clean, re-inspect and re-ship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the sale of implanters to the leading silicon wafer manufacturers and our key customers in the semiconductor industry who we believe are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, and that these sales will be focused on SOI processes that the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

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

Because we have sold only a limited number of implanters to date on an irregular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue during that quarter. We recognize implanter revenue in accordance with SAB 104, which includes, among other criteria, the shipment and final customer acceptance of the implanter at the customer’s location. As a result, deferral of implanter revenue will be recorded on our balance sheet until the Company is able to meet these criteria.

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was shipped in the second quarter of 2005 after factory acceptance of the tool in April 2005 at our facility by the customer. Revenue recognition for this implanter will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, including performance of the tool.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Our most critical accounting policies include: revenue recognition, inventory valuation and reserves, accounts receivable reserves and the assessment of long-lived asset impairment. Actual results may differ from these estimates under different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved

Revenue Recognition.  We recognize revenue from equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured. We recognize revenue from implanter sales upon final customer acceptance at the customer’s site. Revenue derived from contracts and services is recognized upon performance. Significant management judgments and estimates must be made and used in connection with revenue recognized in any period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgment based upon these factors could impact the timing and amount of revenue and cost recognized.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 and during the fourth quarter of 2003 we recognized an impairment charge of $11.1 million for our 200 mm and smaller SIMOX wafer production line. We determined the fair market value of the assets as described above. The remaining value of this line, along with other assets associated with wafer manufacturing were charged to the loss from discontinued operations in 2004 that resulted in a charge of $5.3 million. The impairment charge of $11.1 million was composed of $10.9 million for Property and Equipment and $.2 million for Inventory related to the Company’s smaller size wafer manufacturing business. The Property and Equipment had an acquired value of $22.2 million, accumulated depreciation of $10.7 million, and net book value of $11.5 million. An impairment charge of $10.9 reduced this to a carrying value of $.6 million.  We have physically scrapped the majority of the equipment included in the assets upon which the impairment charge was based, on discontinuance of the wafer operation where this equipment was used. Any such items that were sold prior to, or that we sell after the discontinued operations period expires were or will be recorded as miscellaneous income and expense and classified as Other Income on our Statement of Operations in the period that they were/are sold. Such items that were sold or scrapped during the time we recorded discontinued operations on our Statement of Operations were/will be recorded net of their cost as miscellaneous income or expense and were classified as discontinued operations on our Statement of Operations in the period the event took place.  We are continuing to attempt to sell at nominal values several remaining pieces of equipment that third parties have indicated interest in.

Results of Operations

Second Quarter ended June 30, 2005 compared to second quarter ended June 30, 2004

Contract and Other Revenue.  Contract and other revenue includes revenue derived from license agreements, characterization and other services.  Contract and other revenue increased for the second quarter ended June 30, 2005 to $96 thousand from $83 thousand for the second quarter ended June 30, 2004, an increase of $13 thousand or 16%. This increase is attributable to increased license revenue from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $103 thousand for the second quarter ended June 30, 2005 from $121 thousand for the second quarter ended June 30, 2004, a decrease of $18 thousand or 15%. Field service revenue accounted for $36 thousand of equipment revenue for the second quarter ended June 30, 2005 as compared to $79 thousand of equipment revenue for the same period last year. Sales of spare parts accounted for $67 thousand of equipment revenue for the second quarter ended June 30, 2005 as compared to $42 thousand of equipment revenue for the second quarter ended June 30, 2004. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net revenue for the second quarter ended June 30, 2005 was $199 thousand, a decrease of $4 thousand, or 2%, from total net revenue of $203 thousand for the second quarter ended June 30, 2004. This decrease is due to a reduction in field service revenue in an amount equal to $13 thousand, which was offset by an increase in sales of spare parts and license revenue in an amount equal to $17 thousand.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2005 was $222 thousand, as compared to $ 372 thousand for the second quarter ended June 30, 2004. This decrease of $150 thousand or 40% was primarily due to equipment material scrapped due to obsolescence of approximately $148 thousand in the second quarter ended June 30, 2004.

Total cost of sales and revenue including contract and other revenue as well as equipment revenue mentioned above for the second quarter ended June 30, 2005 was $222 thousand as compared to $378 thousand for the second quarter ended June 30, 2004, a decrease of $156 thousand or 41%. The gross margin for all sales was a negative 12% for the second quarter ended June 30, 2005 as compared to a negative gross margin of 86% for the second quarter ended June 30, 2004. This increase in the gross margin for all sales is attributable to the absence of equipment material scrapped due to obsolescence in the second quarter ended June 30, 2005.

General and Administrative Expenses.  General and administrative expenses for the second quarter ended June 30, 2005 were $0.7 million as compared to $0.6 million for the second quarter ended June 30, 2005, an increase of $0.1 million, or 14%. This is due to increased professional services of $103 thousand, comprised of an increase in consulting fees primarily for Sarbanes Oxley compliance of $33 thousand, an increase in auditing fees of $27 thousand and an increase in legal fees of $37 thousand. Additionally securities compliance of $19 thousand and payroll and payroll related expenses of $29 thousand were partially offset by an decrease of D&O insurance of $42 thousand and travel expenses of $10, thousand, along with the reduction of other various expenses.

Marketing and Selling Expenses.  Marketing and selling expenses for the second quarter ended June 30, 2005 were $0.4 million as compared to $0.4 million for the second quarter ended June 30, 2004. Decreased promotional expenses of $35 thousand, decreased occupancy expense of $15 thousand from consolidation of space, decreased depreciation and amortization of $12 thousand along with the reduction of other various expenses were partially offset by an increase in payroll and payroll related expenses of $36 thousand and severance expense of $15 thousand related to the layoff of two employees in the quarter.

Research and Development Expenses.  Internally funded research and development expenses increased by $0.6 million or 77% to $1.6 million for the second quarter ended June 30, 2005, as compared to $0.9million for the second quarter ended June 30, 2004. This is due to wafer research and development costs of $0.7 million that were previously a part of wafer cost of sales but are now supporting equipment development. This was partially offset by reduced depreciation of $70 thousand, reduced wafer R&D material of $54 thousand and the reduction of other miscellaneous research and development spending.

Other Income (Expense).  Total other income for the second quarter ended June 30, 2005 was $55 thousand as compared to an expense of $3 thousand for the second quarter ended June 30, 2004, an increase of $58 thousand. The increase in total other income is attributable to the interest income increase of $32 thousand due to increased interest rates on investments and a decrease in interest expense by $19 thousand due to the termination of a financing arrangement, along with and increase in miscellaneous income of $7 thousand.

Gain (loss) From Discontinued Operations. Discontinued operations generated a net loss of $57 thousand in the second quarter ended June 30, 2005 as compared to a net loss for the second quarter ended June 30, 2004 of $1.3 million. The net loss of $57 thousand is the result of the write off of $131 thousand for an asset that was previously being held for sale and was partially offset by scrap recovery in the second quarter ended June 30, 2005 as compared to the operating loss incurred by the discontinued wafer manufacturing portion of the business in the second quarter ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Contract and Other Revenue.  Contract and other revenue includes revenue derived from license agreements, characterization and other services.  Contract and other revenue was $0.2 million for both the six months ended June 30, 2005 and 2004.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue was $0.2 million for both the six months ended June 30, 2005 and 2004. Field service revenue accounted for $94 thousand of equipment revenue for the six months ended June 30, 2005 as compared to $156 thousand of equipment revenue for the same period last year. Sales of spare parts accounted for $107 thousand of equipment revenue for the six months ended June 30, 2005 as compared to $82 thousand of equipment revenue for the six months ended June 30, 2004. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net revenue for the six months ended June 30, 2005 was $0.4 million compared to net revenue of $0.4 million for the six months ended June 30, 2004.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2005 was $0.5 million, compared to $0.6 million for the six months ended June 30, 2004. The decrease of $0.1 million was primarily due to equipment material scrapped due to obsolescence in the six months ended June 30, 2004.

Total cost of sales and revenue for the six months ended June 30, 2005 was $0.5 million compared to $0.7 million for the six months ended June 30, 2004, a decrease of $0.2 million or 28%. The gross margin for all sales was a negative 43% for the six months ended June 30, 2005 as compared to a negative gross margin of 73% for the six months ended June 30, 2004. The improvement in the gross margin is attributable to equipment material scrapped due to obsolescence in the six months ended June 30, 2004.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2005 were $1.2 million compared to $1.2 million for the six months ended June 30, 2004.  Decreased D&O insurance of $83 thousand, decreased taxes of $31 thousand, decreased securities compliance of $30 thousand, and other miscellaneous items of approximately $64 thousand were partially offset by an increase of professional services of $149 thousand and payroll and payroll related expenses of $67 thousand.

Marketing and Selling Expenses.  Marketing and selling expenses were consistent at $0.8 million for the six months ended June 30, 2005 and 2004. Increased payroll and payroll related expenses of $104 thousand, and subcontractor costs associated with our service group in Japan, which increased by $42 thousand were partially offset by a reduction in promotional expenses of $45 thousand, occupancy expenses of $25 thousand and travel expense of $14 thousand during the six month period ended June 30, 2005.

Research and Development Expenses.  Internally funded research and development expenses increased by $1.4 million or 74%, to $3.3 million for the six months ended June 30, 2005, as compared to $1.9 million for the six months ended June 30, 2004. This is due to wafer research and development costs of $1.5 million that were previously a part of wafer cost of sales but are now supporting equipment development, and increased repair costs of $0.2 million. This was partially offset by reduced wafer material of $0.2 million, reduced depreciation of $0.1 million and other miscellaneous research and development spending.

Other Income (Expense).  Total other income for the six months ended June 30, 2005 was $95 thousand as compared $8 thousand for the six months ended June 30, 2004, an increase of $87 thousand. The increase in total other income is attributable to the interest income increase of $49 thousand due to increased interest rates on investments and a decrease in interest expense by $30 thousand due to the termination of a financing arrangement, along with an increase in miscellaneous income of $8 thousand.

Gain (loss) From Discontinued Operations. Discontinued operations generated a net loss of $15 thousand in the six months ended June 30, 2005 as compared to a net loss for the six months ended June 30, 2004 of $2.7 million. The net loss of $15 thousand is the result of the write off of approximately $0.1 million for an asset that was previously being held for sale and was partially offset by scrap recovery in the six months ended June 30, 2005 as compared to the operating loss incurred by the discontinued wafer manufacturing portion of the business in the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, Ibis had cash and cash equivalents of approximately $8.0 million The Company believes it has reduced its monthly cash burn rate and believes it will generate sufficient cash from operations, based on current forecasts, through at least the second quarter of 2006. During the six months ended June 30, 2005, Ibis provided $0.3 million of cash from operating activities of continuing operations as compared to cash provided of $0.7 million for the same period in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash for the six months ended June 30, 2005 were to fund operations and additions to property and equipment which totaled $88 thousand. At June 30, 2005, Ibis had commitments to purchase $0.3 million in material to be used for the i2000 implanter currently planned for construction and general operating expenses.

As part of our cash management plan the Company announced that it was discontinuing the wafer manufacturing portion of the business in the third quarter of 2004. In addition to eliminating future losses expected from this segment of the business the discontinuance of the wafer manufacturing operation resulted in the layoff of seventeen employees with expected and realized cost savings of 0.3 million per quarter. Our headcount as of June 30, 2005 was 49 employees.

In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial’s Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production of primarily 300 mm wafers. This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of approximately $0.1 million. Ibis had a fair market value purchase option at the end of the lease term. The lease-line ended in the third quarter of 2004 and the Company exercised the fair market value purchase option at the negotiated buyout price of $0.9 million. The Company intends to use the majority of the equipment to support its ongoing process development efforts and anticipates that it will be able to sell a portion of the equipment purchased for approximately $0.5 million.

The Company ended the second quarter of 2005 with approximately $8.0 million in cash and cash equivalents and believes it will have sufficient cash on hand, including the remaining balance of 20% from the SUMCO order announced in January 2005, to support operations at current levels through the second quarter of 2006. Upon factory acceptance of this order, which was obtained on April 19, 2005 we invoiced and received payment of 80% of the purchase price of the system, or $4.8 million. Shipment of this order was made in the second quarter of 2005, with revenue recognition and receipt of the final 20% of the purchase price based on final customer acceptance at the customer’s facility in Japan expected by year end. The timing of final acceptance, receipt of the final 20% of the purchase price and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site.

The Company’s expectations regarding liquidity and capital resources are based on current operating plans and the Company’s general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of the January 2005 order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we will be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the on-site acceptance of the i2000 implanter ordered by SUMCO, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii)  the timing and likelihood of revenue recognition on that implanter, (iv) the timing of SUMCO’s ramping to production quantities on the i2000 implanter, (v) customer interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, and the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market, (vi) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (vii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (viii) the timing and impact of the Company’s decision to discontinue its wafer manufacturing and sales operation, (ix) the Company’s belief that wafer manufacturers will become the primary suppliers of
SIMOX-SOI wafers to the chipmaking industry, (x) the throughput and production capacity of the i2000 implanter for manufacturing 200-mm and 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xi) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xii) the Company’s expectations regarding future orders for i2000 implanters, and the likelihood and timing of revenue recognition on such sales, (xiii) the Company’s expectation regarding future willingness of wafer manufacturers to purchase equipment from the Company, (xiv) the technological advancements and the adoption rate of SOI technology, and (xv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  As of June 30, 2005, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. In July 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. That motion now has been fully briefed. While we believe that the allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Ibis was on May 12, 2005. The following matters were voted on at the meeting:

(1)   Two people were elected to the Board of Directors of the Company to serve for a term ending in 2008 and until their respective successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

Name	Vote For	Vote Withheld

Donald F. McGuinness	10,034,610	201,340

Lamberto Raffaelli	10,033,820	202,130

(2)   The stockholders of the Company voted to amend the Company’s 2000 Employee Stock Purchase Plan to increase by 300,000 shares the aggregate number of shares of common stock reserved for issuance under this plan. Stockholders holding 2,419,280 shares voted in favor of the proposal, stockholders holding 457,991 shares voted against the proposal, stockholders holding 38,681 shares abstained from voting on this proposal and stockholders holding 7,319,998 shares did not vote on this proposal.

(3)   The stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005. Stockholders holding 10,113,966 shares voted in favor of the proposal, stockholders holding 103,835 shares voted against the proposal and stockholders holding 18,149 shares abstained from voting on this proposal.

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

Ibis Technology Corporation

Date: August 01, 2005	By:	/s/ William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 01, 2005	By:	/s/ Martin J. Reid
Martin J. Reid
President and Chief Executive Officer