Form 10-Q
period 2005-09-30
IBIS TECHNOLOGY CORP
filed 2005-11-14
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

10,739,291 shares of Common Stock, par value $.008, were outstanding on November 11, 2005.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2004	2005

Assets
Current assets:
Cash and cash equivalents	$7,726,072	$6,264,084
Accounts receivable, trade, net	34,458	245,417
Inventories (note 4)	5,625,167	5,957,351
Prepaid expenses and other current assets	760,721	650,985
Assets held for sale (note 9)	131,416	—
Total current assets	14,277,834	13,117,837
Property and equipment	33,660,086	26,463,598
Less: Accumulated depreciation and amortization	(27,335,477)	(21,116,422)
Net property and equipment	6,324,609	5,347,176
Patents and other assets, net	1,680,197	1,272,686
Total assets	$22,282,640	$19,737,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392,875	$398,852
Accrued liabilities (notes 5 and 6)	1,417,904	1,328,826
Deferred revenue	52,000	4,813,000
Total current liabilities	1,862,779	6,540,678
Total liabilities	1,862,779	6,540,678

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized 2,000,000 shares; none issued	—	—-
Common stock, $.008 par value
Authorized 50,000,000 shares; issued and outstanding 10,719,595 shares and 10,739,291 shares at December 31, 2004 and September 30, 2005, respectively	85,757	85,914
Additional paid-in capital	93,124,259	93,153,745
Accumulated deficit	(72,790,155)	(80,042,638)
Total stockholders’ equity	20,419,861	13,197,021
Total liabilities and stockholders’ equity	$22,282,640	$19,737,699

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005

Net Sales and revenue:
Contract and other revenue	124,566	120,723	297,481	284,818
Equipment sales and revenue	7,116,204	42,070	7,354,450	243,550
Total net sales and revenue (notes 2 and 8)	7,240,770	162,793	7,651,931	528,368

Cost of sales and revenue:
Cost of contract and other revenue	3,219	—	15,730	—
Cost of equipment sales and revenue	3,663,606	139,573	4,362,687	661,803
Total cost of sales and revenue	3,666,825	139,573	4,378,057	661,803
Gross profit (loss)	3,573,945	23,220	3,273,874	(133,435)

Operating expenses:
General and administrative	549,975	525,893	1,753,500	1,737,767
Marketing and selling	375,846	272,138	1,141,813	1,064,051
Research and development	1,726,926	1,371,033	3,599,099	4,621,725
Total operating expenses	2,652,747	2,169,064	6,494,412	7,423,543

Profit (loss) from operations	921,198	(2,145,844)	(3,220,538)	(7,556,978)

Other income (expense):
Interest income	12,533	59,671	50,319	146,740
Interest expense	(2,116)	—	(33,568)	(536)
Other	165,169	944	166,418	9,671
Total other income	175,586	60,615	183,169	155,875

Profit (loss) before income taxes	1,096,784	(2,085,229)	(3,037,369)	(7,401,103)

Income tax expense	—	—	1,256	1,256
Income (loss) from continuing operations	1,096,784	(2,085,229)	(3,038,625)	(7,402,359)

Discontinued operations: (note 9)
Gain (loss) from discontinued operations	(474,499)	—	(3,178,529)	—
Gain (loss) on disposal	(2,300,246)	164,591	(2,300,246)	149,876
Gain (loss) from discontinued operations	(2,774,745)	164,591	(5,478,775)	149,876

Net loss (note 2)	$(1,677,961)	$(1,920,638)	$(8,517,400)	$(7,252,483)

Earnings (loss) per share:
Basic
Continuing operations	$0.10	$(0.19)	$(0.28)	$(0.69)
Discontinued operations	$(0.26)	$0.01	$(0.52)	$0.01
Net loss	$(0.16)	$(0.18)	$(0.80)	$(0.68)

Diluted
Continuing operations	$0.10	$(0.19)	$(0.28)	$(0.69)
Discontinued operations	$(0.26)	$0.01	$(0.52)	$0.01
Net loss	$(0.16)	$(0.18)	$(0.80)	$(0.68)

Weighted average common shares outstanding:
Basic	10,668,023	10,739,291	10,659,072	10,728,469
Diluted (note 4)	10,708,513	10,739,291	10,659,072	10,728,469

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2004	2005

Cash flows from operating activities:
Net loss	$(8,517,400)	$(7,252,483)
Gain (loss) from discontinued operations	(5,478,775)	149,876
Loss from continuing operations	(3,038,625)	(7,402,359)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	1,385,136	1,360,899
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,171,326)	(223,679)
Unbilled revenue	453,581	—
Inventories	1,086,448	(332,184)
Prepaid expenses and other current assets	(319,512)	109,736
Accounts payable	705,015	5,977
Accrued liabilities and deferred revenue	(443,327)	4,917,305

Net cash used in operating activities of continuing operations	(2,342,610)	(1,564,305)

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(858,760)	(106,023)
Other assets	185,686	122,875

Net cash provided by (used in) investing activities of continuing operations	(673,074)	16,852

Cash flows from financing activities of continuing operations:
Exercise of stock options and warrants	109,715	29,643

Net cash provided by financing activities of continuing operations	109,715	29,643

Net cash provided by (used in) discontinued operations	(2,935,589)	55,822

Net decrease in cash and cash equivalents	(5,841,558)	(1,461,988)

Cash and cash equivalents, beginning of period	14,174,716	7,726,072

Cash and cash equivalents, end of period	$8,333,158	$6,264,084

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,568	$536

Supplemental disclosure of non-cash investing activities:
Transfer of internally constructed equipment from property and equipment to inventory	$5,620,239	$—

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005

Net loss, as reported	$(1,677,961)	$(1,920,638)	$(8,517,400)	$(7,252,483)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(327,603)	(192,978)	(930,343)	(524,474)
Pro-forma net loss	$(2,005,564)	$(2,113,616)	$(9,447,743)	$(7,776,957)
Net income (loss) per share:
Basic and diluted – as reported	$(0.16)	$(0.18)	$(0.80)	$(0.68)
Basic and diluted – pro-forma	$(0.19)	$(0.20)	$(0.89)	$(0.72)

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has determined that there is no additional impact from the adoption of this Statement.

(3) Liquidity

Historically, the Company has financed its operations and met its capital requirements through funds generated from operations, the issuance of common stock, equipment lines of credit, a working capital line of credit, a term loan, sales-leaseback arrangements and collaborative arrangements. In July 2004, the Company discontinued its wafer manufacturing business, which was characterized by volatile production volumes and costs associated with periodic changes and continuing improvements in the process. Because of this unpredictability, and because it was also likely that additional capital investments would have to be made to keep the wafer manufacturing process up to date, the Company decided to discontinue the wafer manufacturing portion of the business in 2004 and to focus exclusively on the equipment manufacturing business.  The Company will maintain a research and development effort focused on continuous improvement of the equipment capabilities and for supporting the Company’s equipment customers’ needs.

The Company believes it has reduced its monthly cash burn rate and believes it will generate sufficient cash from operations, with the final customer acceptance and payment for the remaining balance of $1.2 million from the SUMCO order shipped in June 2005 to meet its obligations through at least the second quarter of 2006. In October 2005 Ibis received a new order for an implanter from SUMCO valued at approximately $7.0 million. With the receipt of the new SUMCO order, and presuming full payment occurs for that order during calendar 2006, the Company believes it will have sufficient cash to meet its obligations at its current level of operation to last through at least the fourth quarter of 2006. During the nine months ended September 30, 2005, Ibis used net $1.6 million of cash from continuing operations as compared to net cash used of $2.3 million for the same period in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash for the nine months ended September 30, 2005 were to fund operations and additions to property and equipment which totaled $106 thousand. At September 30, 2005, Ibis had commitments to purchase $0.3 million in material to be used for the i2000 implanter currently planned for construction and general operating expenses.

As part of our cash management plan the Company announced that it was discontinuing the wafer-manufacturing portion of the business in the third quarter of 2004. In addition to eliminating future losses expected from this segment of the business the discontinuance of the wafer manufacturing operation resulted in the layoff of seventeen employees with expected and realized cost savings of approximately $0.3 million per quarter. Our headcount as of September 30, 2005 was 47 employees.

In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial’s Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production, primarily 300 mm wafers. This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of approximately $0.1 million. Ibis had a fair market value purchase option at the end of the lease term. The lease-line ended in the third quarter of 2004 and the Company exercised the fair market value purchase option at the negotiated buyout price of $0.9 million. The Company intends to use the majority of the equipment to support its ongoing process development efforts. The Company has sold $0.2 million of the excess equipment purchased in the lease buyout and anticipates that it will be able to sell most of the remaining excess equipment for approximately $0.5 million.

The Company ended the third quarter of 2005 with approximately $6.3 million in cash and cash equivalents and believes it will have sufficient cash on hand, including the expected payment for the remaining balance of $1.2 million from the SUMCO order shipped in June 2005, to support operations at current levels through the second quarter of 2006. Revenue recognition and receipt of the final payment will be based on final customer acceptance at the customer’s facility in Japan and is expected by the end of the fourth quarter or early next year. The timing of final acceptance, receipt of the final $1.2 million and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site.

The Company’s expectations regarding liquidity and capital resources are based on current operating plans and the Company’s general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities might require further investment. Moreover, although Ibis is encouraged by the receipt of the second order from SUMCO for an i2000 implanter along with the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still at an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we will be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required financing will be available through bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	September 30,
	2004	2005

Raw materials	$3,622,501	$2,445,319
Work in process	57,330	1,227,854
Finished goods	1,945,336	2,284,178
Total equipment inventory	$5,625,167	$5,957,351

(5) Accrued Liabilities

Current accrued liabilities were as follows at December 31, 2004 and September 30, 2005.

	December 31, 2004	September 30, 2005

Accrued Vacation	$107,177	$154,678
Accrued Warranty	708,830	668,467
Accrued Payroll	92,762	156,741
Accrued Expenses	$509,135	$348,940
Total accrued liabilities	$1,417,904	$1,328,826

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2004 and September 30, 2005 is as follows:

Warranty balance December 31, 2003	$593,969
Expense incurred – 2004	(125,080)
Initiated – 2004	400,000
Expired – 2004	(160,059)
Warranty balance December 31, 2004	$708,830
Expense incurred –2005	(15,727)
Initiated – 2005	—
Expired – 2005	(24,636)
Warranty balance September 30, 2005	$668,467

(7) Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and nine months ended September 30, 2004 and September 30, 2005, common stock equivalents of 40,490, 188,575, 80,557 and 94,793, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(8) Industry Segments

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

The table below provides unaudited information for the three and nine months ended September 30, 2004 and 2005 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended September 30, 2004	$7,116,204	$124,566	$7,240,770
Three Months Ended September 30, 2005	$42,070	$120,723	$162,793
Nine Months Ended September 30, 2004	$7,354,450	$297,481	$7,651,931
Nine Months Ended September 30, 2005	$243,550	$284,818	$528,368

Operating Income (Loss)
Three Months Ended September 30, 2004	1,349,826	121,347	1,471,173
Three Months Ended September 30, 2005	(1,740,674)	120,723	(1,619,951)
Nine Months Ended September 30, 2004	(1,749,149)	282,111	(1,467,038)
Nine Months Ended September 30, 2005	(6,104,029)	284,818	(5,819,211)

Assets
September 30, 2005	13,145,559	206,419	13,351,978

Capital Expenditures
Three Months Ended September 30, 2004	847,362	—	847,362
Three Months Ended September 30, 2005	18,460	—	18,460
Nine Months Ended September 30, 2004	851,107	—	851,107
Nine Months Ended September 30, 2005	106,023	—	106,023

Depreciation and Amortization of Property and Equipment
Three Months Ended September 30, 2004	850,631	—	850,631
Three Months Ended September 30, 2005	376,390	—	376,390
Nine Months Ended September 30, 2004	1,322,960	—	1,322,960
Nine Months Ended September 30, 2005	1,294,072	—	1,294,072

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Segment Reconciliation

Net Loss:
Total operating income (loss) for reportable Segments	$1,471,173	$(1,619,951)	$(1,467,038)	$(5,819,211)
Corporate general & administrative expenses	(549,975)	(525,893)	(1,753,500)	(1,737,767)
Net other income	175,586	60,615	183,169	155,875
Income tax expense	—	—	1,256	1,256
Gain (loss) from discontinued operations	(2,774,745)	164,591	(5,478,775)	149,876
Net loss	$(1,677,861)	$(1,920,638)	$(8,517,400)	$(7,252,483)

Capital Expenditures:
Total capital expenditures for reportable segments	$847,362	$18,460	$851,107	$106,023
Corporate capital expenditures	—	—	7,653	—
Total capital expenditures	$847,362	$18,460	$858,760	$106,023

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$850,631	$376,390	$1,322,960	$1,294,072
Corporate depreciation and amortization	15,076	40,156	62,176	66,827
Total depreciation and amortization	$865,707	$416,546	$1,385,136	$1,360,899

			Balance as of 9/30/05
Assets:
Total assets for reportable segments			$13,351,978
Cash & cash equivalents not allocated to segments			6,264,084
Other unallocated assets			121,637
Total assets			$19,737,699

(9) Loss From Discontinued Operations

On July 21, 2004 the Company announced its intention to discontinue its wafer manufacturing business. This wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by very volatile production volumes and costs associated with periodic changes and continuing improvements to the manufacturing process. The wafer demand from our largest customer had been highly volatile. The result was a wafer business that was neither predictable nor profitable. Principally for these reasons, and because it also was likely that additional capital investment would have had to have been made to keep our wafer manufacturing process up to date, the Company decided to exit the wafer manufacturing business and focus exclusively on the equipment business. The Company will maintain a research and development effort relating to wafers for our equipment improvement programs. In the first nine months of 2005, the Company recognized a net gain on disposal of assets from the discontinued operations of approximately $150 thousand.

(10) Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. In July, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 22, 2005, the Magistrate Judge issued a report and recommendation recommending that our motion be granted in part and denied in part.  We and the plaintiffs have both filed partial objections to the report and recommendation with Court, and after briefing of these objections is complete the Court will determine whether to adopt the report and recommendation in whole or in part. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we exited the wafer manufacturing business. Wafer product sales, as well as wafer revenue reported in subsequent quarters, are reported net of associated costs, as loss from discontinued operations on our income statement. The Company believes that its decision to discontinue the wafer business permits broader strategic collaboration efforts between Ibis and the wafer manufacturers. The Company also believes elimination of wafer manufacturing and associated sales at Ibis potentially allows our primary customers the opportunity to supply additional wafer volume with better quality and at lower cost to their end customers. We believe this has the potential to lead to the placement of additional SIMOX SOI equipment orders, and to accelerate customer acceptance of our technology.

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

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was shipped in the second quarter of 2005 after factory acceptance of the tool in April 2005 at our facility by the customer. Revenue recognition for this implanter will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, including performance of the tool. In October of 2005 we received a second order for an i2000 SIMOX implanter from Sumco and negotiated a master purchase agreement that will govern the general commercial terms of future orders   from SUMCO.

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

Inventory Valuation and Reserves.  Our policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to forecast the future demand for our products within specific time horizons, generally twelve months or less. If our forecasted demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. We have reserved for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred. With the discontinuance of the wafer manufacturing business and the write-off of all wafer inventory, the focus is now on the reserves required for equipment part inventory.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 and during the fourth quarter of 2003 we recognized an impairment charge of $11.1 million for our 200 mm and smaller SIMOX wafer production line. We determined the fair market value of the assets as described above. The remaining value of this line, along with other assets associated with wafer manufacturing were charged to the loss from discontinued operations in 2004 that resulted in a charge of $5.3 million. The impairment charge of $11.1 million was composed of $10.9 million for Property and Equipment and $.2 million for Inventory related to the Company’s smaller size wafer manufacturing business. The Property and Equipment had an acquired value of $22.2 million, accumulated depreciation of $10.7 million, and net book value of $11.5 million. An impairment charge of $10.9 reduced this to a carrying value of $.6 million. We have physically scrapped the majority of the equipment included in the assets upon which the impairment charge was based, on discontinuance of the wafer operation where this equipment was used. Any such items that were sold prior to, or that we sell after the the period we record discontinued operations ,were or will be recorded as miscellaneous income and expense and classified as Other Income on our Statement of Operations in the period that they were/are sold. Such items that were sold or scrapped during the time we recorded discontinued operations on our Statement of Operations were/will be recorded net of their cost as miscellaneous income or expense and are classified as discontinued operations on our Statement of Operations in the period the event took place. We are continuing to attempt to sell at nominal values several remaining pieces of equipment that third parties have indicated interest in.

Results of Operations

Third Quarter ended September 30, 2005 compared to third quarter ended September 30, 2004

Contract and Other Revenue.  Contract and other revenue includes revenue derived from license agreements, characterization and other services. Contract and other revenue decreased for the third quarter ended September 30, 2005 to $121 thousand from $125 thousand for the third quarter ended September 30, 2004, a decrease of $4 thousand or 3%. This decrease is attributable to decreased license revenue from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $42 thousand for the third quarter ended September 30, 2005 from $7.1 million for the third quarter ended September 30, 2004, a decrease of $7.1 million or 99%. During the third quarter of 2004, revenue was recognized of an i2000 implanter of $7.0 million as compared to no implanter revenue recognition in the third quarter of 2005. Field service revenue accounted for $0 dollars of equipment revenue for the third quarter ended September 30, 2005 as compared to $76 thousand of equipment revenue for the same period last year. Sales of spare parts accounted for $42 thousand of equipment revenue for the third quarter ended September 30, 2005 as compared to $40 thousand of equipment revenue for the third quarter ended September 30, 2004. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net revenue for the third quarter ended September 30, 2005 was $163 thousand, a decrease of $7.1 million, or 98%, from total net revenue of $7.2 million for the third quarter ended September 30, 2004. This decrease is due to revenue recognition of an i2000 implanter of $7.0 million during the third quarter of 2004 and a decrease in service revenue of $76 thousand.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the third quarter ended September 30, 2005 was $140 thousand, as compared to $3.7 million for the third quarter ended September 30, 2004. This decrease of $3.5 million or 96% was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the third quarter ended September 30, 2004.

Total cost of sales and revenue including contract and other revenue as well as equipment revenue mentioned above for the third quarter ended September 30, 2005 was $140 thousand as compared to $3.7 million for the third quarter ended September 30, 2004, a decrease of $3.5 million or 96%. The gross margin for all sales was a positive 14% for the third quarter ended September 30, 2005 as compared to a positive gross margin of 49% for the third quarter ended

September 30, 2004. This decrease in the gross margin for all sales is attributable to the absence of implanter revenue recognized in the third quarter ended September 30, 2005.

General and Administrative Expenses.  General and administrative expenses for the third quarter ended September 30, 2005 were $0.5 million as compared to $0.5 million for the third quarter ended September 30, 2004, a decrease of $24 thousand, or 4%. This is due to decreased D&O insurance of $32 thousand. Additionally, decreased professional services of $15 thousand were comprised of a decrease in legal expenses of $35 thousand and reduced security compliance expenses of $18 thousand and were offset by an increase in consulting fees primarily for Sarbanes Oxley compliance of $38 thousand. These were partially offset by an increase in patent amortization of $23 thousand and occupancy expenses of $11 thousand, along with the reduction of other various expenses.

Marketing and Selling Expenses.  Marketing and selling expenses for the third quarter ended September 30, 2005 were $0.3 million as compared to $0.4 million for the third quarter ended September 30, 2004. This was due to decreased payroll and payroll related expenses of $63 thousand from headcount reductions, decreased occupancy expense of $12 thousand from consolidation of space, decreased travel and entertainment of $9 thousand along with the reduction of other various expenses.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.4 million or 21% to $1.4 million for the third quarter ended September 30, 2005, as compared to $1.7 million for the third quarter ended September 30, 2004. This was due to a reduction in wafer research and development costs of $0.3 million that are now supporting equipment development. In addition, reduced depreciation of 93 thousand, reduced occupancy expense of $25 thousand and reduced payroll and payroll related expenses of $23 thousand and the reduction of other miscellaneous research and development spending were offset by increases in wafer material for test of $31 thousand and increased repair costs of $28 thousand.

Other Income (Expense).  Total other income for the third quarter ended September 30, 2005 was $61 thousand as compared to $176 thousand for the third quarter ended September 30, 2004, a decrease of $115 thousand. The decrease in total other income is attributable to the expiration in the quarter ended September 30, 2004 of a wafer volume option of $200 thousand that was associated with an asset obtained by the wafer manufacturing group from a wafer customer and increased miscellaneous expenses. This volume option was to be used on orders received over a one year period. Since the time expired and no orders were received, the Company reduced its liability and recognized the amount in income, as no further obligation existed. This was offset by the interest income increase of $47 thousand due to increased interest rates on investments.

Gain (loss) From Discontinued Operations. Discontinued operations generated a net gain of $165 thousand in the third quarter ended September 30, 2005 as compared to a net loss for the third quarter ended September 30, 2004 of $2.8 million. The net gain of $165 thousand is the result of the reduction of $120 thousand for expenses associated with the closure of the wafer operation and by scrap recovery in the third quarter ended September 30, 2005 as compared to the operating loss incurred of $0.5 million and the loss on disposal of wafer assets of $2.3 million by the discontinued wafer manufacturing portion of the business in the third quarter ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Contract and Other Revenue.  Contract and other revenue includes revenue derived from license agreements, characterization and other services. Contract and other revenue decreased to $285 thousand for the nine months ended September 30, 2005 from $297 thousand for the nine months ended September 30, 2004. This decrease is attributable to a decrease in other services.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue was $0.3 million for the nine months ended September 30, 2005 as compared to $7.4 million for the nine months ended September 30, 2004, a decrease of $7.1 million. In the nine months ended September 30, 2004 revenue was recognized of an i2000 implanter of $7.0 million as compared to no implanter revenue recognized in the nine months ended September 30, 2005. Field service revenue accounted for $94 thousand of equipment revenue for the nine months ended September 30, 2005 as compared to $232 thousand of equipment revenue for the same period last year. Sales of spare parts accounted for $150 thousand of equipment revenue for the nine months ended September 30, 2005 as compared to $123 thousand of equipment revenue for the nine months ended September 30, 2004. Sales of spare parts fluctuate depending on customer demand and customer warranty expiration dates.

Total Net Sales and Revenue.  Total net sales and revenue for the nine months ended September 30, 2005 was $0.5 million compared to net sales and revenue of $7.7 million for the nine months ended September 30, 2004.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the nine months ended September 30, 2005 was $0.7 million, compared to $4.4 million for the nine months ended September 30, 2004. The decrease of $3.7 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter along with equipment material scrapped due to obsolescence and the increase in inventory reserves in the nine months ended September 30, 2004.

Total cost of sales and revenue for the nine months ended September 30, 2005 was $0.7 million compared to $4.4 million for the nine months ended September 30, 2004, a decrease of $3.7 million or 85%. The gross margin for all sales was a negative 25% for the nine months ended September 30, 2005 as compared to a positive gross margin of 43% for the nine months ended September 30, 2004. The decrease in the gross margin is attributable to the absence of implanter revenue recognized in the nine months ended September 30, 2005.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2005 were $1.7 million compared to $1.8 million for the nine months ended September 30, 2004. Decreased D&O insurance of $116 thousand, decreased securities compliance of $49 thousand, decreased taxes of $40 thousand, and other miscellaneous items of approximately $13 thousand were partially offset by an increase of professional services of $147 thousand and payroll and payroll related expenses of $71 thousand.

Marketing and Selling Expenses.  Marketing and selling expenses were consistent at $1.1million for the nine months ended September 30, 2005 and 2004. Increased payroll and payroll related expenses of $76 thousand and subcontractor costs associated with our service group in Japan, which increased by $35 thousand, were partially offset by a reduction in promotional expenses of $49 thousand, occupancy expenses of $37 thousand and travel expense of $27 thousand during the nine month period ended September 30, 2004.

Research and Development Expenses.  Internally funded research and development expenses increased by $1.0 million or 28%, to $4.6 million for the nine months ended September 30, 2005, as compared to $3.6 million for the nine months ended September 30, 2004. This is due to wafer research and development costs of $1.2 million that were previously a part of wafer cost of sales but are now supporting equipment development, and increased repair costs of $0.2 million. This was partially offset by reduced wafer material of $0.2 million, reduced depreciation of $0.2 million and other miscellaneous research and development spending.

Other Income (Expense).  Total other income for the nine months ended September 30, 2005 was $156 thousand as compared to $183 thousand for the nine months ended September 30, 2004, a decrease of $27 thousand. The decrease in total other income is attributable to the expiration in the nine months ended September 30, 2004 of a wafer volume option of $200 thousand that was associated with an asset obtained by the wafer manufacturing group from a wafer customer and increased miscellaneous expenses. This volume option was to be used on orders received over a one year period. Since the time expired and no orders were received the Company reduced its liability and recognized the amount in income, as no further obligation existed. This was offset by the interest income increase of $96 thousand due to increased interest rates on investments and a decrease in interest expense by $30 thousand due to the termination of a financing arrangement.

Gain (loss) From Discontinued Operations. Discontinued operations generated a net gain of $150 thousand in the nine months ended September 30, 2005 as compared to a net loss for the nine months ended September 30, 2004 of $5.5 million. The net gain of $150 thousand is the result of the reduction of $120 thousand of expenses associated with the closure of the wafer operation, and scrap recovery in the nine months ended September 30, 2005 as compared to the operating loss incurred of $3.2 million and the loss on disposal of wafer assets of $2.3 million by the discontinued wafer manufacturing portion of the business in the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, Ibis had cash and cash equivalents of approximately $6.3 million. The Company believes it has reduced its monthly cash burn rate and believes it will generate sufficient cash from operations to meet its obligations, with the final customer acceptance and payment for the remaining balance of $1.2 million from the SUMCO order shipped in June 2005, through at least the second quarter of 2006. In October 2005 Ibis received a new order for an implanter from SUMCO valued at approximately $7.0 million. With this receipt of the new SUMCO order, and presuming full payment occurs for that order during calendar 2006, the Company believes it will have sufficient cash to meet its obligations at its current level of operation to last through at least the fourth quarter of 2006. During the nine months ended September 30, 2005, Ibis used net $1.6 million of cash from operating activities of continuing operations as compared to net cash used of $2.3 million for the same period in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash for the nine months ended September 30, 2005 were to fund operations and additions to property and equipment which totaled $106 thousand. At September 30, 2005, Ibis had commitments to purchase $0.3 million in material to be used for the i2000 implanter currently planned for construction and general operating expenses.

As part of our cash management plan the Company announced that it was discontinuing the wafer manufacturing portion of the business in the third quarter of 2004. In addition to eliminating future losses expected from this segment of the business the discontinuance of the wafer manufacturing operation resulted in the layoff of seventeen employees with expected and realized cost savings of 0.3 million per quarter. Our headcount as of September 30, 2005 was 47 employees.

In September 2001, Ibis entered into a $4.5 million equipment lease line with Heller Financial’s Commercial Equipment Finance Group. The lease line was used to finance the purchase of process equipment for wafer production of primarily 300 mm wafers. This line was fully drawn down in two sale-leaseback transactions, bearing interest at approximately 8% with a term of three years, and a monthly net payment of approximately $0.1 million. Ibis had a fair market value purchase option at the end of the lease term. The lease-line ended in the third quarter of 2004 and the Company exercised the fair market value purchase option at the negotiated buyout price of $0.9 million. The Company intends to use the majority of the equipment to support its ongoing process development efforts. The Company has sold $0.2 million of the excess equipment purchased in the lease buyout and anticipates that it will be able to sell most of the remaining excess equipment for approximately $0.5 million.

The Company ended the third quarter of 2005 with approximately $6.3 million in cash and cash equivalents and believes it will have sufficient cash on hand, including the expected payment for the remaining balance of $1.2 million from the SUMCO order shipped in June 2005, to support operations at current levels through the second quarter of 2006. Revenue recognition and receipt of the final payment will be based on final customer acceptance at the customer’s facility in Japan and is expected by the  end of the fourth quarter or early next year. The timing of final acceptance, receipt of the final $1.2 million and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site.

The Company’s expectations regarding liquidity and capital resources are based on current operating plans and the Company’s general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of the second order from SUMCO for an i2000 implanter along with the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter are likely. We expect to continue to explore equity offerings and other forms of financing and anticipate that we will be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the on-site acceptance of the first i2000 implanter ordered by SUMCO, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii)  the timing and likelihood of revenue recognition on that implanter, as well as the timing and likelihood of revenue recognition and payment for SUMCO’s second order, (iv) the timing of SUMCO’s ramping to production quantities on the i2000 implanter, (v) Reliance on a small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, and the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market, (vi) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (vii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (viii) the timing and impact of the Company’s decision to discontinue its wafer manufacturing and sales operation, (ix) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (x) the throughput and production capacity of the i2000 implanter for manufacturing 200-mm and 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xi) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xii) the Company’s expectations regarding future orders for i2000 implanters, and the likelihood and timing of revenue recognition on such sales, (xiii) the Company’s expectation regarding future willingness of wafer manufacturers to purchase equipment from the Company, (xiv) the technological advancements and the adoption rate of SOI technology, and (xv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

PART I – ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  As of September 30, 2005, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. In July 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On November 11, 2004, the Court issued an order referring our motion to dismiss to a Magistrate Judge and instructing him to prepare a report and make a recommendation as to how our motion should be decided.  On September 22, 2005, the Magistrate Judge issued a report and recommendation recommending that our motion be granted in part and denied in part.  We and the plaintiffs have both filed partial objections to the report and recommendation with Court, and after briefing of these objections is complete the Court will determine whether to adopt the report and recommendation in whole or in part. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Ibis Technology Corporation

Date: November 09, 2005	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 09, 2005	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer