Form 10-K
period 2005-12-31
IBIS TECHNOLOGY CORP
filed 2006-03-29
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Common Stock, $.008 Par Value Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of the last business day of the registrant’s most recently completed fourth fiscal quarter (based on the last reported sale price on the Nasdaq National Market of such date) was $ 37,856,102.

As of February 28, 2006, the registrant had 10,816,029 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006.

PART I

Special Note Regarding Forward-Looking Statements

This Form 10-K contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the expected factory and on-site acceptance of the i2000 implanters ordered by SUMCO, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii) the timing and likelihood of revenue recognition on the implanters ordered by SUMCO as well as the timing and likelihood of revenue recognition and payment for SUMCO’s second order, (iv) the timing of SUMCO’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (v) reliance on a small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (vi) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market, and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools (vii) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (viii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (ix) the timing and impact of the Company’s decision to discontinue its wafer manufacturing and sales operation, (x) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (xi) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xii) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xiii) the Company’s expectations regarding future orders for i2000 implanters, and the likelihood and timing of revenue recognition on such sales, (xiv) the Company’s expectation regarding future willingness of wafer manufacturers to purchase equipment from the Company, (xv) the technological advancements and the adoption rate of SOI technology, and (xvi) the Company’s expectation of having sufficient cash for operations. Such factors and uncertainties include but are not limited to those set forth below in “Business Risk Factors” and elsewhere throughout this Form 10-K. All information set forth in this Form 10-K is as of the date of this Form 10-K and Ibis undertakes no duty to update this information, unless required by law.

Item 1.           BUSINESS

Introduction

Ibis Technology Corporation (“Ibis”) develops, manufactures and markets SIMOX-SOI implantation equipment for the worldwide semiconductor industry. SIMOX, which stands for Separation by IMplantation of Oxygen, is a form of silicon-on-insulator, or SOI, technology that creates an insulating oxide barrier below the top surface of a silicon wafer through implantation and annealing. Our proprietary oxygen implanters produce SIMOX-SOI wafers by implanting oxygen atoms just below the surface of a silicon wafer to create a very thin layer of silicon dioxide between the thin operating region of the transistor at the surface and the underlying silicon wafer itself. The buried layer of silicon dioxide acts as an insulator for the devices fabricated on the surface of the silicon wafer and reduces the electrical current leakage which otherwise slows integrated circuit performance, and/or increases the loss of power during circuit operation. The buried layer of silicon dioxide also helps to reduce the heat generated by the transistors. Through this process our customers can produce integrated circuits, which we believe, offer significant advantages over circuits constructed on conventional silicon wafers. We believe that these advantages include:

•                  substantially improved speed for microprocessors and other logic integrated circuits,

•                  reduced power consumption,

•                  reduced soft error rate,

•                  higher temperature operating environment, and

•                  lower temperature operation

We believe these characteristics make SIMOX-SOI wafers, and the finished integrated circuits, well-suited for many commercial applications, including:

•                  servers and workstations,

•                  portable and desktop computers,

•                  entertainment devices such as TVs and game consoles,

•                  wireless communications and battery powered feature rich hand held devices including cell phones, and

•                  harsh-environment electronics.

When Ibis began operations in 1988, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, there was a shift in revenue to sales of SIMOX-SOI wafers for commercial applications and the nature of our business had evolved through stages where previously our revenue was at times primarily derived from selling wafers for evaluation purposes, and at other times it was primarily derived from equipment sales. This often occurs when developing and promoting a fundamental new technology, especially as it relates to the semiconductor industry embracing any change that affects fabrication operations. In mid 2004 we exited the wafer manufacturing business to concentrate our efforts on supplying equipment and process technology to our equipment customers, the major silicon manufacturers. We did this having advanced our primary goal of establishing SIMOX-SOI as a leading SOI technology with the potential to be the low cost, high volume offering. We now intend to work with the major wafer manufacturers to support the market acceptance of 300mm SIMOX technology through continuing process research and development in conjunction with our customers. We believe this effort will directly support the wafer manufacturers’ decision to purchase our equipment.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, Ibis introduced the current-generation of SIMOX-SOI technology, which included our second generation oxygen implanter (i2000™) and the modified low dose (“MLD”) SIMOX wafer process which was licensed to us by IBM. The i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products using different manufacturing processes, including Advantox® MLD and Advantox MLD-UT wafers. We believe the ability of the i2000 implanter to produce twelve-inch (or 300mm) SIMOX-SOI wafers using different processes from standard to the latest MLD process positions us to capitalize on the growing SOI market. In early 2004 we received an order valued at approximately $7.0 million for an i2000 SIMOX oxygen implanter from a major silicon wafer manufacturer. During the third quarter of 2004 this tool was accepted by the customer. In early January 2005 we received a $6 million order for an i2000 SIMOX oxygen implanter from SUMCO, another major silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter 2005 and we received final customer acceptance of this tool at the customer’s site in March 2006. As the first production i2000 SUMCO has put into place, the tool has gone through extensive on site evaluation at elevated final acceptance specifications that will lay the groundwork for potential future orders.  In October of 2005 we received a second order valued at $7 million for an i2000 SIMOX implanter from SUMCO and negotiated a master purchase agreement that will govern the general commercial terms of potential future orders from SUMCO. We believe we will be able to ship this implanter in the second quarter of 2006 with final customer acceptance taking place in the third or fourth quarter of 2006. Revenue recognition for this implanter will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, including performance of the tool.

We believe that strategic alliances with existing and potential customers will continue to play an important role in developing a worldwide commercial market for SIMOX-SOI wafers and implanters. We currently have agreements with IBM, Shin Etsu and SUMCO.

Over the past three years we have sold SIMOX-SOI wafers to many of the world’s leading commercial semiconductor manufacturers and foundries, including Advanced Micro Devices, Honeywell, IBM, Intel, Motorola, Samsung, Texas Instruments, and TSMC. We have also shipped limited quantities of SIMOX-SOI wafers to the world’s largest silicon wafer manufacturers, including Komatsu, MEMC Electronic Materials, Inc. (“MEMC”), Wacker-NSCE Corporation, Shin-Etsu Handotai Co., Ltd. (“SEH”) and Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) which we believe will represent some of our equipment customers of the future. We have sold SIMOX implanters to IBM, Shin Etsu, SUMCO and Shanghai Simgui (“Simgui”).

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

Our Strategies

Ibis’ primary objective is to be the dominant supplier of oxygen implantation equipment to the world’s silicon wafer manufacturers so they can, in turn, efficiently and cost-effectively supply SOI wafers to the global semiconductor industry. Our primary emphasis is on implanter sales and support. We also plan on continuing process development for SIMOX-SOI wafers in partnership with our equipment customers to hasten the adoption and broaden the market acceptance of SIMOX-SOI. Key elements of our strategies for achieving this objective include:

•                  Capitalizing on Fundamental Trends in Semiconductor Manufacturing. We believe that semiconductor manufacturers face an increasing demand for faster integrated circuit speed, reduced power consumption, smaller feature size and immunity to soft failure errors, which are changes in logic state due to exposure to radiation. In addition, heat generation caused by current leakage has become a major problem at the 90 nm feature size and will continue to increase in importance at the 65 and 45 nm technology nodes as production comes on stream over the next four years. In our experience, these manufacturers prefer to satisfy the demand with minimal additions or modifications to their existing equipment base. We believe that SIMOX-SOI technology is a leading alternative in addressing these requirements and that there will be a continuous migration of SOI wafer manufacturing into the major silicon wafer suppliers. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers. Because the starting wafer represents a significant component of the SOI wafer cost, silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin, and therefore can manage such pricing pressures better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the pricing pressures will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. This should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield.  Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for the manufacture, sale and marketing of large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to re-package, re-clean, re-inspect and re-ship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn principally from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the leading silicon wafer manufacturers and our major key customers in the semiconductor industry who are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, and focused on SOI processes, which the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

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

•                  Increasing our SIMOX-SOI Equipment Manufacturing Capacity. Going forward, we intend to gauge SIMOX-SOI equipment demand from the silicon wafer manufacturers and adjust our equipment manufacturing capacity accordingly. We currently have capacity to build approximately 10 implanters per year in our existing manufacturing space.

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

Our primary focus today is on getting the silicon wafer manufacturers to embrace SIMOX-SOI technology. Currently, where we have succeeded, we have accomplished this through joint research and development programs, the use of sales representative agreements, and the provision of SIMOX-SOI wafer foundry services to our customers. We intend to assist the wafer manufacturers in becoming the producers of SIMOX-SOI wafers by selling and servicing oxygen implanters along with continuing to improve SIMOX wafer processing technology via our SIMOX process engineering group.

In August 2004, upon exiting the wafer manufacturing business Ibis cancelled its Sales Representative Agreement with MEMC for SIMOX SOI wafers. We believe that by canceling this agreement we have opened new market opportunities with the other silicon wafer manufacturers for the sale of our i2000 oxygen implanters. We also believe this has allowed Ibis to work closely as an independent, non-competitive resource with several of the leading wafer manufacturers regarding SIMOX-SOI process improvements.

The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 2003, 2004 and 2005, as well as the percent of our revenue represented by these customers’ purchases (in thousands):

	2003		2004		2005
Customer	Dollars	Percent	Dollars	Percent	Dollars	Percent
IBM	$8,564	91%	$384	5%	$74	12%
Simgui	$526	6%	$5	—	—	—
SEH	—	—	$7,000	88%	—	—
Nissin Electric	—	—	—	—	279	46%
Tokyo Iovenus	—	—	—	—	162	27%

The revenue from IBM in 2005 is for service and parts. The revenue from Nissin in 2005 was from license royalties and the revenue from Tokyo Iovenus in 2005 was from the sale of parts. The revenue from SEH in 2004 is for the sale of an i2000 oxygen implanter for approximately $7.0 million. The revenue from IBM in 2003 resulted primarily from the sale of an i2000 oxygen implanter at a sale price of approximately $8.0 million. Revenues from Simgui in 2003 represent license technology and certain parts.

Sales to overseas customers in 2003, 2004 and 2005 were 9%, 95%, and 81% of total revenue, respectively. In 2003 sales to China were 6%, of total revenue, which was primarily attributable to Simgui. In 2004, sales to Japan were 95% of total revenue, which was primarily attributable to Shin Etsu Handotai (“SEH”). In 2005 sales to Japan were 81% of total revenue, which was primarily attributed to Nissin Electric Co. Ltd., license royalties.

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

We have a long-standing relationship with SUMCO which began as a sales distribution arrangement, progressed to a joint research and development effort, and ultimately evolved into SUMCO’s purchase of an Ibis 1000 oxygen implanter in order to establish a Japanese-based manufacturing facility for SIMOX-SOI wafers. This implanter was installed in SUMCO’s wafer manufacturing facility in Chiba, Japan in July 2001. In 1999, we completed an agreement to license our standard and Advantox SIMOX-SOI wafer fabrication process to SUMCO.  Under this agreement we received an initial royalty fee and are entitled to future royalties based on a percentage of SUMCO’s sales of Advantox SIMOX-SOI wafers that are manufactured using the licensed process. More recently, SUMCO has ordered an i2000 SIMOX oxygen implanter which is presently undergoing customer acceptance at their facility. In addition, a second i2000 SIMOX oxygen implanter was ordered by SUMCO in October of 2005 and is expected to be shipped during the second quarter of 2006.

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

Research and Development

Ibis has active research and development programs in both equipment and wafer process technology. For the past three years a primary focus has been developing capacity to produce 300 mm SIMOX wafers. This required the development of a new generation oxygen implanter, the i2000, and the procurement and qualification of annealing, cleaning, and metrology tools for balance of process at 300 mm.

The proprietary i2000 was designed to support the volume production of high quality SIMOX-SOI 300 mm wafers for the global semiconductor industry. The i2000 duplicates the process environment of the Ibis 1000. To minimize process risks; however, it incorporates a number of features designed to improve throughput and reduce costs. These include increased beam current, faster wafer handling, off-hub wafer cooling, and modular construction, which we believe will enable improved serviceability and diagnostics, while simplifying the assembly and shipping of the machine. We also believe that the simpler beam line design of the i2000 also offers extensive capabilities, facilitating the manufacture of the Advantox product portfolio. We believe that taken together, these features significantly increase productivity of the i2000 over the Ibis 1000.  Finally, the i2000 is designed to be far more fab friendly than the Ibis 1000. It is designed to be bulkhead or ballroom mounted in the clean room, offers front-opening unified pod (FOUP) capability and meets SEMI safety and ergonomic guidelines. We also believe that the i2000’s improved automation and operator-friendly controls will improve product yield and afford ease-of-use. Our plans are to improve the i2000 in terms of both quality (reduced particles) and quantity (increased throughput) of as-implanted SIMOX wafers, in order to provide continuous improvement to the cost of ownership for our customers.

Our wafer technology R&D has concentrated on enhancing the range of potential commercial applications for Ibis’ SIMOX-SOI wafers by:

•                  Refining techniques to produce SIMOX-SOI wafers of higher quality. In the fall of 2004 we announced a 3x to 4x reduction in the silicon roughness of the SIMOX MLD;

•                  Jointly developing a technology for manufacturing high resistivity SIMOX-SOI wafers for mixed signal and radio frequency (“RF”) applications with a major silicon wafer manufacturer. With this alliance, we developed advancements in SIMOX wafer manufacturing, including reduced wafer cost, scalability to 300 mm and stability of the material’s high resistivity characteristic through thermal cycling common in integrated circuit manufacturing. We filed a joint patent application with SEH entitled Method of Producing a High Resistivity SIMOX Silicon Substrate in May 2003. As of December 31, 2005 this patent is still pending;

•                  Processing strained silicon (another emerging wafer-materials technology) for use in SOI (“SSOI” wafers), an innovation enabling a further significant boost of device speed for complementary metal oxide semiconductor (“CMOS”) products. Improved electron mobility in strained silicon leads to an increased drive current in MOS devices and is complemented by benefits provided by SOI, such as reduction of parasitic capacitances in CMOS devices. We assist our customers in their development of SSOI SIMOX wafers; and

•                  Responding to specific customer requirements and emerging industry trends, such as the development of our Advantox MLD-UT (ultra thin) product line to address requirements for fully depleted devices. The term “fully depleted” describes a MOS transistor structure in which the depletion region under normal operation extends as far as a buried insulator layer. We believe that ultra-thin SOI wafers provide superior results, especially in terms of increased power efficiency and heat reduction in the manufacture of fully depleted substrate transistors for next generation semiconductor devices.

During the fiscal years ended December 31, 2003, 2004 and 2005, Ibis’ internally funded research and development expenses were approximately $5.4 million, $5.3 million and $6.0 million or 57%, 67% and 995% of our revenues, respectively.

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

We also believe that SUMCO, Wacker (Siltronic), Komatsu and Simgui are manufacturing or marketing SIMOX wafers. We expect that the availability of SIMOX-SOI wafers from silicon wafer manufacturers will help address customer concerns about adequate sources of supply and their desire to purchase all of their silicon wafer requirements (e.g., bulk silicon, epitaxial, strained silicon and SOI wafers) from the same company. Our objective is to be the dominant supplier of SIMOX implanters to the world’s silicon wafer manufacturers so they can, in turn, efficiently and cost-effectively supply SOI wafers to the global semiconductor industry. In addition, we believe that these wafer manufacturers would be potential equipment customers for our implanters.

The second source of competition for us is the development of alternative SOI materials. The approach that most directly competes with SIMOX is thin-film bonded SOI wafers. The majority of SOI wafers are produced with this technology. SOITEC, a French-based company that spun off from LETI, a French government research lab, uses a bonded method. The thin-film bonded approach uses two silicon wafers, one or both having a thermally-grown oxide layer, which are first bonded together to form the silicon/silicon dioxide/silicon structure. A majority of one of the wafers is removed or separated from the double-wafer structure, and the remaining portion serves as the device layer of the SOI wafer. The most popular method is to transfer the thin layer using wafer splitting techniques, allowing the rest of the wafer to be reclaimed and reused. Regions of stress are first created using implantation and/or epitaxial growth. The wafer is split along the stress interface by the application of heat (SOITEC’s Smartcut® process), a gas jet (Silicon Genesis’ process), or a water jet (Canon’s ELTRAN® process).  SEH also offers a thin SOI Unibond® wafer manufactured with the SmartCut® process, which is licensed from SOITEC. Our evidence to date suggests that both SIMOX and bonded wafers perform equally well. We believe, however, that the SIMOX process can result in an inherently lower manufacturing cost in higher volume production. We also believe that, at this stage in the market’s development, multiple SOI suppliers will help accelerate the adoption of SOI technology.

The third source of competition is derived from alternative non-SOI technologies designed to obtain benefits similar to those of SOI, including improvements to existing technologies. Significant resources are continually expended to improve epitaxial and conventional bulk silicon wafers.

The semiconductor industry has demonstrated its resourcefulness in improving materials through creative circuit design and manufacturing techniques, thereby extending the useful life of conventional substrates, and we cannot be sure that it will not continue to do so. The relatively lower cost of these substrates provides an incentive to the semiconductor industry to improve existing material without moving to new, more advanced substrates. In addition, complex variations of more conventional approaches, such as elaborate circuit structures built on conventional silicon substrates, and compound materials (such as silicon-germanium, gallium-arsenide, indium phosphide, etc.), are other alternative substrate choices. Strained silicon is a technology that can be used to increase the operating speed of computer chips, such as microprocessors. Strain can be applied locally (at the fab) or globally (at the wafer manufacturer). It can be applied to bare wafers, SIMOX SOI wafers or Bonded SOI wafers. The spacing between silicon atoms is stretched – or strained - farther apart, allowing holes or electrons to flow with less resistance, leading to chips that are faster, as reported by IBM. The emergence of strained silicon in wafer-materials technology will lead to comparisons with SOI, among other emerging wafer-materials technologies. Although both strained silicon and SOI can be wafer-material technologies that increase chip speed, they work in different – and complementary – ways and if combined can provide additional benefits.

Strained silicon increases transistor speed by increasing the mobility of holes or electrons traveling through the top silicon. On the other hand, SOI increases transistor speed by reducing parasitic capacitances associated with source and drain junctions. Therefore, we believe strained silicon and SOI (as applied to either SIMOX or Bonded SOI) are complementary and mutually enhancing - not competing – technologies, although one technology may be adopted without the other. We believe the real wave of the future will be combining these two complementary technologies, much like the way copper interconnects, low k dielectric materials and SOI substrates have been combined.

Backlog

Ibis’ backlog consists primarily of equipment revenue expected to be recognized during 2006.

	As of February 28,
	2005	2006

Equipment related orders	$6,042,000	$13,000,000

All customer orders are subject to modification or cancellation by the customers. Backlog can, and often does fluctuate significantly based upon, among other matters, the timing and receipt of orders and subsequent tool shipments. Therefore, variations in backlog may not represent a fair indication of future business trends.

Patents and Proprietary Rights

Ibis’s success is dependent in part upon certain proprietary technologies and core intellectual property. Ibis has been awarded a number of patents and has a number of pending patent applications. For example, we added three patents to our intellectual property portfolio during 2003 and 2004 and seven patents during 2005 and we have more than a dozen patents pending relating to our proprietary i2000 oxygen implanter or the SIMOX fabrication process. Additionally, we diligently monitor our research and development process to identify inventions that warrant pursuing patent protection.

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

In addition to our efforts to develop proprietary technology, historically we have also supplemented and commercialized our intellectual property through the grant and receipt of licenses. For example, Ibis has an exclusive worldwide sublicense to the proprietary beam scanning system developed and patented by a consultant to us during the development of the Ibis 1000. Our beam scanning system sublicense agreement also grants us certain rights to further sublicense the beam scanning system for certain applications other than oxygen implantation. Pursuant to these rights, we have entered into four non-exclusive sublicense agreements that permit the respective sub-licensees to manufacture, use and sell implantation machines incorporating the beam scanning system so long as such machines are not designed for the production of oxygen implanted wafers. Each sub-licensee has paid us a non-refundable option fee upon signing an agreement and an initial license fee when it exercised its option to use the licensed technology. In addition, each sub-licensee will pay a royalty fee with respect to each implantation machine using this beam scanning system manufactured, used or sold after its option fee and initial license fee has been applied. License fees received by us from sub-licenses are to be shared on a substantially equal basis with the licensor of the beam scanning system. As of December 31, 2005, Ibis had received approximately $2.3 million in net license fees, after deducting amounts paid to the licensor.

Ibis also obtained in 1994 an exclusive license to technology that facilitates the presentation to wafers of ion beams developed by Superion Limited, a United Kingdom corporation. Through December 31, 2005, Ibis has paid $0.6 million for license fees for implantation machines that have been manufactured by us. Under the terms of this agreement, Superion Limited has retained the right to utilize the technology for uses not involving oxygen implantation of silicon or other semiconductor materials.  During 2001, this agreement was modified to incorporate i2000 implantation machines. Ibis also entered into a sublicense agreement during 2001 which gives our customer a royalty-bearing, non-exclusive license to utilize this technology for ion implantation machines, excluding oxygen implanters.

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

Finally, during 2001 we licensed our Advantox 50 and 150 SIMOX wafer fabrication processes to Simgui. Ibis received the initial license fee from Simgui in January 2003, and the technology transfer took place in the first quarter ended March 31, 2003. License revenue of approximately $0.5 million was recognized in that quarter.

Government Regulation

Ibis is subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in its operations and to the exposure of our personnel to occupational hazards. Although we believe that we have all permits necessary to conduct our business, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Our future activities may result in our being subject to additional regulations. Such regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with regulations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances or to properly control other occupational hazards could subject us to substantial financial liabilities.

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

Manufacturing and Supplies

Ibis manufactures its oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Most raw materials and components not produced by us are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers and at least one major subsystem is a long lead time, sole source component. Semiconductor equipment is a growth industry and is very cyclical in nature, so if our suppliers experience an increase in demand from other semiconductor equipment manufacturers with much higher volumes than us, the lead-time and/or price for some of our components may increase. Although we have sought to reduce our dependence on these limited source suppliers and we have not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, increased market demand for the materials supplied by, or disruption or termination of, certain of these sources could occur and such increased demand, disruptions, or termination could have a material adverse effect on our business and results of operations.

Employees

As of December 31, 2005, we employed 45 persons on a full-time basis. None of our employees are represented by a labor union and we believe our relations with our employees are good.

Item 1A.  RISK FACTORS

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

We Have Significant Losses and May Never Be Able to Sustain Profitability.

We experienced net losses of $21.4 million, $10.9 million and $9.2 million in 2003, 2004 and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of $82.0 million. Net losses may continue for the foreseeable future. Although we have had profitable quarterly operating results from time to time, we may not be able to achieve sustained profitability.

We May Need Substantial Additional Capital to Continue Operations in the Future.

The Company’s management believes that it will have sufficient cash resources including the cash on hand expected to be received from final customer acceptance of the SUMCO implanter which was received in March 2006 for the implanter shipped in June 2005 to support current operations for the next twelve months. With the receipt of the order received from SUMCO in October 2005, which the Company believes it can ship during the second quarter of 2006, and presuming that customer acceptance and full payment of that order occurs during 2006, the Company believes it will have sufficient cash to support current operating levels through at least the next eighteen months from the date of this filing.  However, this expectation is based on our current operating plan and general sales outlook, each of which may change rapidly. We intend to continue to invest in our research, development and manufacturing capabilities. The Company expects to continue to explore equity offerings and other forms of financing and anticipate that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. Changes in technology or sales growth beyond currently established capabilities may require further investment. As a result, we may need to raise substantial additional capital in the future. We have previously financed our working capital requirements through:

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

Revenue Recognition and Cash Payments from Customers Depend on a Manufacturing and Customer Qualification and Acceptance Process that is Complex, Lengthy and Costly.

In the semiconductor industry customers regularly require equipment manufacturers to qualify the equipment at the customer’s site. The time required to customer-qualify an implanter at a customer’s site is very difficult to predict because the qualification process for each of our implanters is complex, lengthy and costly and varies depending on the customer’s varying specifications. The manufacturing and qualification process for each implanter requires us to construct and customer qualify the machine at our premises, disassemble the machine for transportation, and reassemble and re-qualify it at the customer’s premises. During this qualification period, we invest significant resources and dedicate substantial production and technical personnel to achieve acceptance of the implanter. A customer will not accept the implanter until it has successfully produced wafers to exact specifications at the customer’s premises. Even very small differences in the customer’s environment or initially imperceptible changes that may occur to the implanter during the transportation to and reassembly of the implanter at the customer’s site can cause a large percentage of wafers produced by the implanter to be rejected, which would delay the acceptance of the implanter by the customer. Historically, we have experienced delays in achieving customer acceptance. Delays or difficulties in our manufacturing and qualification process could increase manufacturing and warranty costs and adversely affect our relationships with our customers. In addition, because we do not recognize revenue on the sale of an implanter until it is delivered and qualified by the customer, any delay in qualification would result in a delay in our ability to recognize revenue from the sale and receipt of final payment. Historically it has taken approximately nine to eighteen months from our receipt of our order to build, ship and obtain customer acceptance of our implanters.

We Rely Heavily on Sales to a Small Number of Significant Customers, Which May Cause Sales to Vary Significantly from Quarter to Quarter Causing Our Operating Results to Fluctuate.

We derive a large portion of our sales of wafer manufacturing equipment from a small number of significant customers. The following table sets forth, in thousands of dollars, the amount of revenue derived from our significant customers during the fiscal years ended December 31, 2003, 2004 and 2005, as well as the percent of our revenue represented by these customers’ purchases (in thousands):

	2003		2004		2005
Customer	Dollars	Percent	Dollars	Percent	Dollars	Percent
IBM	$8,564	91%	$384	5%	$74	12%
Simgui	$526	6%	$5	—	—	—
SEH	—	—	$7,000	88%	—	—
Nissin Electric	—	—	—	—	$279	46%
Tokyo Iovenus	—	—	—	—	$162	27%

Revenue from IBM in 2005 is for service and parts. The revenue from Nissin in 2005 was from license royalties and the revenue from Tokyo Iovenus in 2005 was from the sale of parts. Revenue from SEH in 2004 is for the sale of an i2000 oxygen implanter for approximately $7.0 million. Revenue from IBM in 2003 resulted primarily from the sale of an i2000 oxygen implanter at a sale price of approximately $8.0 million. Revenues from Simgui in 2003 represent the sale of license technology and certain parts.

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

•                                          lack of orders,

•                                          cancellations of orders and shipment delays and rescheduling,

•                                          new product introductions, which often result in a mismatching of research and development expenses and recognition of revenue, and

•                                          economic conditions and capital spending in the semiconductor industry and in other industries in which our customers operate.

A high percentage of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. Due to this, as well as to the cyclicality of the semiconductor industry and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance.

Competitors and Competing Technologies May Render Some or All of Our Products or Future Products Noncompetitive or Obsolete; Potential Write-down for Impaired or Obsolete Assets.

The semiconductor industry is highly competitive and has been characterized by rapid and significant technological advances. A number of established semiconductor and materials manufacturers, including certain of our customers, have expended significant resources in developing improved wafer substrates. Our competitors or others, many of which have substantially greater financial, technical and other resources than we do, may succeed in developing technologies and products that are equal to or more effective than any which we are developing, which could render our technology obsolete or noncompetitive. In addition to competition from other manufacturers of SOI wafers, we face competition from manufacturers using bulk silicon and epitaxial wafer technology, and compound materials technology such as silicon-germanium, gallium-arsenide and indium phosphide and SOI technology. Although we believe that SIMOX-SOI wafers offer integrated circuit performance advantages, semiconductor manufacturers may develop improvements to existing bulk silicon, epitaxial or strained silicon wafer technology, and competing compound materials or SOI technologies may be more successfully developed, which would eliminate or diminish the performance advantages of SIMOX-SOI wafers which in turn would diminish the demand for our oxygen implanters. Further, in addition to the SIMOX implanter other equipment must be purchased and implemented in order to complete the SIMOX wafer manufacturing process. This other equipment can involve substantial cost that can increase the overall cost of SIMOX-SOI wafers.

During the fiscal year ended December 31, 2004, we discontinued our wafer manufacturing business and incurred charges for severance and equipment disposition of $2.1 million, contributing to the loss from discontinued operations of $5.3 million. During the fiscal year ended December 31, 2003, we recognized an impairment loss of $11.1 million for our 200 mm and smaller SIMOX wafer production line which has subsequently been recorded as part of the loss from discontinued operations in 2003 of $17.6 million. (See Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations). In addition, if semiconductor manufacturers fail to adopt SIMOX technology during the current or subsequent process cycle (such cycles typically last two to three years), widespread adoption of SIMOX technology may never materialize, our technology may become obsolete and we may be required to recognize an additional material impairment loss in the future.

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

•                the success and timing of our product introductions and those of our competitors,

•                product distribution,

•                customer support,

•                sufficiency of funding available to us, and

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

The commercialization of new products involves, among other requirements, substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business may be materially and adversely affected if:

•                we are unable to improve our existing products on a timely basis,

•                our new products are not introduced on a timely basis,

•                we incur budget overruns or delays in our research and development efforts, or

•                our new products experience reliability or quality problems.

The Sales Cycle for Our Oxygen Implanter Equipment is Lengthy and Complex and We Have Only Received Limited Orders for Our Oxygen Implanter Equipment.

Our customers expend significant efforts in evaluating and qualifying our implanters before they place orders with us.  Since we began selling implanters in 1996, we have only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4.0 million each and four i2000 oxygen implanters (including the order received in October 2005) at a selling price between $6.0 and $8.0 million. The sales cycle typically goes from equipment demonstration, equipment specification negotiations, formal quotation, contract negotiations and receipt of order and could take up to one year or longer. In addition, our potential equipment customers that would like to use the MLD process, owned by IBM, to manufacture SIMOX-SOI wafers using our implanters would be required to license this technology directly from IBM. We believe two silicon wafer manufacturers have already licensed this technology from IBM and others have developed their own SIMOX processes. Our potential equipment customers may wish to secure this license prior to giving us an order for equipment and these negotiations between IBM and our customer are beyond our control and no assurances are given that our customers and IBM would come to terms acceptable to both parties in a timely manner, or at all. These MLD process license issues may effect the timing of placement of customer orders in the future if customers plan to license this technology. We do not expect to sell more than a limited number of implanters in the near future. The sale of one implanter would generally represent a substantial portion of our annual revenue. Accordingly, the delay in the receipt of orders, manufacture or delivery of even one unit or the modification, change or cancellation of any such order would have a material adverse effect on our quarterly and annual results of operations.

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

Our Chief Executive Officer, Martin J. Reid, our Executive Vice President, and Chief Operating Officer, Charles McKenna and other current officers and key members of our scientific staff are responsible for areas such as product development and improvements, and process improvements research, which are important to our specialized scientific business. The loss of, and failure to promptly replace, any member of this group could significantly delay and may prevent the achievement of our research, development and business objectives. While we have entered into an employment agreement with our Chief Executive Officer, under certain circumstances he may be able to terminate his employment with us. Furthermore, although our employees are subject to certain confidentiality and non-competition obligations, our key personnel may terminate their employment at any time and may become employed by a competitor. The current composition of Ibis management and of its board of directors is subject to change and should not be unduly relied upon.

Recent Changes in Accounting Standards Regarding Stock Option Plans Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees, and Could Also Negatively Impact Our Results of Operations.

On December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. We are currently assessing our valuation options allowed in this standard. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, even though we have not quantified the impact of the implementation of this standard will have on our financial condition and results of operations at this time, the result will have a negative impact on our earnings starting with the accounting period beginning January 1, 2006. In addition, the new standard could negatively impact our ability to use stock options as an employee recruitment and retention tool in the future.

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

Our Latest Products Have Not Been Used in Large-Scale Long-Term Production and They May Not Be Able to Perform at the Availability Levels Expected for Continuous (7 Days per Week / 24 Hours per Day) Operation. (and; They May Be Subject to Unknown and Undetected Hardware or Software Failures).

Semiconductor equipment is subject to stringent mean time between failure (MBTF) and similar quality and reliability requirements. Although our equipment has previously been used in our own production environment for manufacturing SIMOX SOI wafers, and has been used in limited manufacturing runs in our customers sites, as our equipment is exposed to long-term extended production processing on an automated basis, previously unknown and undetected hardware or software failures or combinations thereof may occur. Such failures could adversely affect our relationship with our customers.

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

We May Have Difficulty Obtaining the Materials and Components Needed to Produce Our Products.  At Least One Major Component Has Only One Source.

Ibis manufactures its oxygen implanters from standard components and from components manufactured in-house or by other vendors according to our design specifications. Most raw materials and components not produced by us are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from a limited group of suppliers and at least one major component has a sole source. If we are unable to obtain such materials and components on a timely basis, or at all, our ability to complete orders could be significantly delayed and our business and results from operations could be materially and adversely affected. Semiconductor equipment is a growth industry and is very cyclical in nature, so if our suppliers experience an increase in demand from other semiconductor equipment manufacturers with much higher volumes than us, the lead-time and/or price for some of our components may increase. Although we have sought to reduce our dependence on these limited source suppliers and we have not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, increased market demand for materials from, or disruption or termination of, certain of these sources could occur and such increased demand, disruptions, or termination could have a material adverse effect on our business and results of operations.

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

If We Do Not Comply With All Applicable Environmental Regulations, We Could be Subject to Fines and Other Sanctions.

We are subject to a variety of federal, state and local environmental regulations related to the storage, treatment, discharge or disposal of chemicals used in our operations and to the exposure of our personnel to occupational hazards. Although we believe that we have all permits necessary to conduct our business, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Our future activities may result in our being subject to additional regulations. Such regulations could require us to acquire significant equipment or to incur other substantial expenses to comply with regulations. Our failure to control the use of, or to restrict adequately the discharge of, hazardous substances or properly control other occupational hazards could subject us to substantial financial liabilities.

Our Stock Price is Highly Volatile.

The market prices for securities of high tech companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly. Since January 1, 1999, our stock price has fluctuated from a high of $135.00 to a low of $1.14. It is likely that the market price of our stock will continue to fluctuate in the future. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

•                  quarterly fluctuations in operating results,

•                  difficulty in forecasting future results,

•                  announcements by us or our present or potential competitors,

•                  technological innovations or new commercial products or services by us or our competitors,

•                  the timing of receipt of orders and / or customer acceptance from major customers,

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

•                market acceptance of new and enhanced versions of our implanters,

•                the evolving and unpredictable nature of the markets for the products incorporating SIMOX-SOI wafers,

•                the amount of research and development expenses associated with new or enhanced products or implanters

•                the cyclical nature of the semiconductor industry, and

•                general market conditions.

Concentrated Ownership of Shares by One Shareholder Could Affect the Price of Our Common Stock.

As of February 28, 2006, our largest known shareholder, Intrinsic Value Asset Management, Inc. (“IVAM”) owns 2,305,389 shares, or approximately 21.5% of our outstanding shares.  At present, IVAM’s ownership may have the effect of delaying, deferring or preventing a change in control of our company, or may directly or indirectly effect a change in control of our company.  Moreover, the disposition by IVAM of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business.

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005 the Magistrate Judge issued a report and recommendation that our motion be granted in part and denied in part. We and the plaintiffs have both filed partial objections to the report and recommendation with Court, and after briefing of these objections is complete, the Court will determine whether to adopt the report and recommendation in whole or in part. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Anti-takeover Provisions in Our Charter and Bylaws and Provisions of Massachusetts Law Could Make a Third-Party Acquisition of Us Difficult.

Our restated articles of organization, as amended, and restated bylaws and the Massachusetts Business Corporation Law contain certain provisions that may make a third-party acquisition of us difficult, including:

•                a classified board of directors, with three classes of directors each serving a staggered three-year term,

•                the ability of the board of directors to issue preferred stock, and

•                a 75% super-majority shareholder vote to amend certain provisions of our articles of organization and bylaws.

Limitations on Effectiveness of Controls.

The Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, does not expect that our internal controls will prevent all errors and intentional misrepresentations.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and no assurance can be given that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or intentional conduct may occur and not be detected.

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the Nasdaq Stock Market, are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards.  This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Item 2.           DESCRIPTION OF PROPERTY

Ibis’ corporate office and manufacturing site is located at a leased facility in Danvers, Massachusetts. Previously our business segments were divided between two facilities, with implantation equipment design and manufacture conducted in one location and SIMOX wafer production conducted in the other. With the discontinuance of our wafer manufacturing business we have consolidated the Equipment manufacturing business and the wafer processing research and development effort into approximately 32,000 square feet which includes a modernized cleanroom that contains metrology equipment, cleaning equipment and an implantation equipment manufacturing and service area. The lease on the building we vacated expired on May 31, 2005 and the lease on the space we currently occupy will expire on December 31, 2006, and contains an option to renew for five years. The consolidation of our operations into one facility effectively reduced our overall leased space by 40,000 square feet leaving approximately 32,000 square feet. We are currently in negotiations with our landlord to renew the lease for 5 years.

Item 3.           LEGAL PROCEEDINGS

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005 the Magistrate Judge issued a report and recommendation recommending that our motion be granted in part and denied in part. We and the plaintiffs have both filed partial objections to the report and recommendation with Court, and after briefing of these objections is complete the Court will determine whether to adopt the report and recommendation in whole or in part. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 2005.

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

	Common Stock
	High	Low

2004:
First Quarter	$16.15	$10.02
Second Quarter	$12.50	$5.12
Third Quarter	$6.15	$3.11
Fourth Quarter	$5.60	$2.12
2005:
First Quarter	$4.14	$2.20
Second Quarter	$2.27	$1.14
Third Quarter	$2.63	$1.67
Fourth Quarter	$3.55	$1.23

Stockholders

As of February 28, 2006, there were approximately 144 stockholders of record of the 10,816,029 outstanding shares of Common Stock and approximately 5,457 beneficial owners of the Common Stock.

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

Item 6.           SELECTED FINANCIAL DATA

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of each of the years in the five-year period ended December 31, 2005, are derived from the financial statements of Ibis, which have been audited by KPMG LLP, independent registered public accounting firm. The audited balance sheets at December 31, 2005 and 2004 and the related statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2005 and the independent registered public accounting firm’s report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with Ibis’ financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except for per share data)
Statement of Operations Data:

Contract and other revenue	$518	$283	$660	$391	$324
Equipment revenue	1,525	6,103	8,782	7,535	278
Total revenue (2)	2,043	6,386	9,442	7,926	602
Cost of contract and other revenue	376	115	45	15	—
Cost of equipment revenue	1,502	3,868	4,331	4,722	750
Total cost of revenue	1,878	3,983	4,376	4,737	750
Gross profit (loss)	165	2,403	5,066	3,189	(148)
Operating expenses:
General and administrative	2,273	2,174	2,337	2,221	2,217
Marketing and selling	1,813	1,510	1,236	1,521	1,319
Research and development	5,119	6,258	5,381	5,329	5,993
Total operating expenses	9,205	9,942	8,954	9,071	9,529
Loss from operations	(9,040)	(7,539)	(3,888)	(5,882)	(9,677)
Total other income	2,265	255	27	242	218
Income (loss) before income taxes	(6,775)	(7,284)	(3,861)	(5,640)	(9,459)
Income tax expense (benefit)	1	1	(8)	1	1
Loss from continuing operations	(6,776)	(7,285)	(3,853)	(5,641)	(9,460)
Discontinued operations: (2)
Loss from discontinued operations	(2,819)	(6,811)	(17,597)	(3,179)	—
Gain (loss) on disposal	—	—	—	(2,099)	215
Income (loss) from discontinued operations	(2,819)	(6,811)	(17,597)	(5,278)	215
Net loss	$(9,595)	$(14,096)	$(21,450)	$(10,919)	$(9,245)
Loss from continuing operations per common share (1)	$(0.81)	$(0.79)	$(0.40)	$(0.53)	$(0.88)
Net loss per common share (1)	$(1.15)	$(1.53)	$(2.21)	$(1.02)	$(0.86)
Weighted average common shares outstanding basic and diluted	8,378	9,208	9,728	10,666	10,738

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Working capital	$11,232	$5,551	$12,607	$12,415	$5,145
Total assets	54,920	51,699	35,343	22,283	19,992
Long-term debt, less current portion	2,718	1,184	—	—	—
Total liabilities	14,560	12,944	4,226	1,863	8,695
Stockholders’ equity	40,360	38,755	31,117	20,420	11,297

(1) Computed on the basis described for net earnings (loss) per common share in Note 2(g) of Notes to Financial Statements.

(2) Historically, much of the Company’s revenue was derived from research and development contracts and sales of wafers for military and commercial applications.  In mid-2004, we discontinued the wafer manufacturing portion of our business in order to focus exclusively on our equipment business. Wafer product sales, as well as wafer revenue reported in subsequent periods, are reported net of associated costs, as loss from discontinued operations. We will maintain a research and development effort relating to wafers for our equipment improvement programs.  This revision to our business strategy could materially affect the comparability of the information reflected in the above selected financial data.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we exited the wafer manufacturing business. Wafer product sales, as well as wafer revenue reported in subsequent periods, are reported net of associated costs, as loss from discontinued operations on our income statement. The Company believes that its decision to discontinue the wafer business permits broader strategic collaboration efforts between Ibis and the wafer manufacturers.

The Company’s final disposal plans relative to the closure of the wafer manufacturing operation resulted in a loss from disposal of inventory and certain production assets from discontinued operations of approximately $2.1 million. This loss combined with the negative margin incurred by the wafer manufacturing business in 2004 of approximately $3.2 million resulted in the total loss from discontinued operations of approximately $5.3 million. Our wafer business had been highly concentrated on providing wafers for the Company’s largest customer, and was characterized by volatile production volumes and costs associated with periodic changes and continuing improvements to the process. Our major wafer customer had tended to order fluctuating quantities of wafers on an irregular basis. This customer also could revise or cancel orders at any time prior to delivery. This meant that this customer, who had accounted for a significant portion of our net revenue in the past, could have reduced or decided not to place any orders in the succeeding quarter or quarters. Furthermore, most of our other wafer customers at the time were sampling SIMOX wafers or were in the process of developing prototype products and had also tended to order small quantities of wafers on an irregular basis. These customers could also revise or cancel orders at any time prior to delivery. Because of this unpredictability, and because it was also likely that additional capital investments would have had to be made to keep our wafer manufacturing process up to date (among other factors), we decided to discontinue the wafer manufacturing portion of the business in July 2004 and to focus exclusively on our equipment business. We will maintain a research and development effort relating to wafers for our equipment improvement programs.

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

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, we introduced the current generation of SIMOX-SOI technology, that included our second-generation oxygen implanter (i2000™), and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products using a range of manufacturing processes, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce twelve-inch (or 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002 and began shipping 300 mm wafers implanted from this machine shortly thereafter. Customers who purchase the i2000 can utilize more than one SIMOX wafer manufacturing processes on the implanter including the IBM MLD process, when licensed, as well as other SIMOX-SOI wafer manufacturing processes that do not require the IBM license.

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

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter 2005 and we received final customer acceptance of this tool at the customer’s site in March 2006. In October of 2005 we received a second order for an i2000 SIMOX implanter from SUMCO and negotiated a master purchase agreement that will govern the general commercial terms of future orders from SUMCO. We believe we will be able to ship this implanter in the second quarter of 2006 with final customer acceptance taking place in the third or fourth quarter of 2006. Revenue recognition for this implanter will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, including performance of the tool.

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

Inventory Valuation and Reserves.  Our policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to forecast the future demand for our products within specific time horizons, generally twelve months or less. If our forecasted demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. We have reserved for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred. With the discontinuance of the wafer manufacturing business and the write-off of all wafer inventory, the reserves required are now focused on equipment based, or related inventory.

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

Valuation of Long-Lived Assets.  Ibis reviews the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Management is required to assess the recoverability of its long-lived assets or asset groups whenever events and circumstances indicate that the carrying value may not be recoverable. Based on current conditions, factors we consider important and that could trigger an impairment review include the following:

•                  Significant underperformance relative to expected historical or projected future operating results,

•                  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business,

•                  Significant negative industry or economic trends,

•                  Significant decline in our stock price for a sustained period, and

•                  Our market capitalization relative to book value.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset or asset group. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We adopted SFAS No. 144 during the first quarter of 2002 and during the fourth quarter of 2003 we recognized an impairment charge of $11.1 million for our 200 mm and smaller SIMOX wafer production line. We determined the fair market value of the assets as described above. The remaining value of this line, along with other assets associated with wafer manufacturing were recorded as a loss from discontinued operations in 2004 that resulted in a charge of $5.3 million comprised of disposal costs of $2.1 million and losses associated with the wafer manufacturing operation of $3.2 million. The impairment charge of $11.1 million was composed of $10.9 million for Property and Equipment and $.2 million for Inventory related to the Company’s smaller size wafer manufacturing business. The Property and Equipment had an acquired value of $24.2 million, accumulated depreciation of $12.5 million, and net book value of $11.7 million. An impairment charge of $10.9 reduced this to a carrying value of $.8 million. We have physically scrapped the majority of the equipment included in the assets upon which the impairment charge was based, on discontinuance of the wafer operation where this equipment was used. The remaining book value of the assets held for sale of $0.1 million were written off during 2005. The value of the wafer manufacturing equipment has been reduced to zero on the balance sheet as of December 31, 2005. We are continuing to attempt to sell at nominal values several remaining pieces of equipment that third parties have indicated interest in.

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Contract and Other Revenue.  Contract and other revenue for the fiscal year ended December 31, 2005 was $0.3 million compared to $0.4 million for the fiscal year ended December 31, 2004, a decrease of $0.1 million, or 17%. This decrease is attributable to a reduction in royalty fees related to equipment technology in the year ended December 31, 2005.

Equipment Revenue.  Equipment revenue represents revenue recognized from the sale of implanters, spare parts and field service revenue. Equipment revenue decreased to $0.3 million for the fiscal year ended December 31, 2005 from $7.5 million for the fiscal year ended December 31, 2004, a decrease of $7.2 million, or 96%. Equipment revenue in 2005 included no implanter revenue. The implanter revenue recognized in the fiscal year ended December 31, 2004 was for $7.0 million. Field service revenue accounted for $0.1 million, or 34% of equipment revenue for the fiscal year ended December 31, 2005 as compared to $0.4 million, or 5% of equipment revenue for the fiscal year ended December 31, 2004. Sales of spare parts accounted for $0.2 million, or 66% of equipment revenue for the fiscal year ended December 31, 2005 as compared to $0.2 million, or 2% of equipment revenue, for the fiscal year ended December 31, 2004. Sales of spare parts fluctuate depending on customer demand and when the warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Sales and Revenue.  Total sales and revenue for the fiscal year ended December 31, 2005 was $0.6 million, a decrease of $7.3 million, or 92%, from $7.9 million for the fiscal year ended December 31, 2004, as described above.

Total Cost of Sales and Revenue.  Cost of contract and other revenue consists of labor and materials expended during the twelve month period. There were no contract costs or costs for other revenue during the period.

Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the cost of labor incurred for field service. Cost of equipment revenue for the fiscal year ended December 31, 2005 was $0.8 million, as compared to $4.7 million for the fiscal year ended December 31, 2004, a decrease of $3.9 million, or 84%. This decrease is primarily due to the fact that no implanters were sold during the period ended December 31, 2005.

The total cost of sales and revenue for the fiscal year ended December 31, 2005 was $0.8 million, as compared to $4.7 million for the fiscal year ended December 31, 2004, a decrease of $3.9 million, or 84%. The gross margin for all sales was a negative 25% for the fiscal year ended December 31, 2005, as compared to a positive gross margin of 40% for the fiscal year ended December 31, 2004. This decrease in the gross margin for all sales is attributable to no implanter gross margin for the fiscal year ended December 31, 2005 as compared to the approximate gross margin of 50% for the i2000 implanter sale recognized in the fiscal year ended December 31, 2004 as well as the unabsorbed manufacturing costs and the decrease in cost of inventory reserves.

General and Administrative Expenses.  General and administrative expenses for the fiscal year ended December 31, 2005 were $2.2 million as compared to $2.2 million for the fiscal year ended December 31, 2004, or no net change. This is due to decreased securities compliance, decreased premiums on Director’s & Officers liability insurance and decreased tax expenses of $0.1 million each offset by increased professional services, increased payroll and payroll related expenses and increases in other miscellaneous expenses of $0.1 million each.

Marketing and Selling Expenses.  Marketing and selling expenses for the fiscal year ended December 31, 2005 were $1.3 million as compared to $1.5 million for the fiscal year ended December 31, 2004, a decrease of $0.2 million, or 13%. The decrease in marketing and selling expenses is a result of decreased payroll and payroll related expenses of $0.1 million and decreased miscellaneous expenses of $0.1 million.

Research and Development Expenses.  Internally funded research and development expenses increased by $0.7 million, or 12% to $6.0 million for the fiscal year ended December 31, 2005 from $5.3 million for the fiscal year ended December 31, 2004. This increase is represents the wafer research and development costs of $0.6 million that were previously part of the cost of sales during the time we manufactured wafers for sale, but are now supporting equipment development; as well as increased repair and maintenance of $ 0.2 million and increased R&D material expenses of $0.2 million which were offset by the reduction in depreciation expenses associated with consolidation of our facilities of $0.3 million.

Other Income.  Total other income for the fiscal year ended December 31, 2005 and fiscal year ended December 31, 2004 were $200,000 in each year. Changes within total other income relate to the expiration in the period ended December 31, 2004 of a wafer volume option of $0.2 million that was associated with an asset obtained by the wafer production group from a wafer customer. This volume option was to be used on orders received over a one-year period. Since the time expired, and no orders were received, the Company reduced its liability and recognized the amount in income, as no further obligation exists. This was offset by the increase in interest income of $0.1 million in the period ended December 31, 2005 due to increased interest rates, and reduced interest expense and other miscellaneous expenses of $0.1 million.

Discontinued Operations.   The loss on disposal in 2004 was $2.1 million and consisted of $0.9 million in net fixed asset impairments, $1.2 million in inventory impairments and employee severance pay of $78 thousand. In 2005, the Company recognized a gain on disposal of $0.2 million consisting primarily of the sale of excess equipment, sale of wafer materials previously written off and an accrual adjustment related to sales tax.

Taxes.            Ibis had federal net operating loss and general business credit carryovers of approximately $88.8 million and $1.3 million, respectively, at December 31, 2005, that may be used to offset future taxable income through 2025, subject to the Company’s profitability over that time and limits that certain ownership changes, as defined in the Internal Revenue Code, have regarding the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. State net operating loss and credit carryovers of $63.4 million and $1.3 million, respectively, have varying expiration dates. Net deferred tax assets include $3.2 million related to the net operating loss carryover results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. Net operating loss carryovers and other tax attributes may be limited in the event of certain changes in ownership interests.

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

General and Administrative Expenses.  General and administrative expenses for the fiscal year ended December 31, 2004 were $2.2 million (28% of total revenue) as compared to $2.3 million (25% of total revenue) for the fiscal year ended December 31, 2003, a decrease of $0.1 million, or 5%. This is due to decreased professional services of $0.1 million, decreased premiums on Director’s & Officers liability insurance of $0.1 million and decreased payroll and payroll related expenses of $0.1 million which were offset by increased securities compliance costs related to the class action of $0.1 million, increased computer expenses of $45 thousand, and increased service charges of $33 thousand for the letter of credit related to the sale of the i2000 implanter.

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

Other Income.  Total other income for the fiscal year ended December 31, 2004 was $0.2 million as compared to $28 thousand for the fiscal year ended December 31, 2003, an increase of $0.2 million, or 780%. The increase in total other income is attributable to the expiration of a wafer volume option of $0.2 million that was associated with an asset obtained by the wafer production group from a wafer customer. This volume option was to be used on orders received over a one-year period. Since the time expired, and no orders were received, the Company reduced its liability and recognized the amount in income, as no further obligation exists. The increase in other income was reduced by an increase in miscellaneous expenses. Interest income also increased by $30 thousand for the fiscal year ended December 31, 2004 due to higher interest rates and increased cash balances. Interest expense decreased by $24 thousand for the fiscal year ended December 31, 2004 due to the decrease in wafer sales that involved a financing arrangement entered into with a customer during the second quarter of 2002.

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

Taxes.  Ibis had federal net operating loss and general business credit carryovers of approximately $82.6 million and $1.3 million, respectively, at December 31, 2004, that may be used to offset future taxable income, if any, through 2024, subject to the Company’s profitability over that time and limits that certain ownership changes, as defined in the Internal Revenue Code, have regarding the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. State net operating loss and credit carryovers of $63.9 million and $1.5 million, respectively, have varying expiration dates. Net deferred tax assets include $3.2 million related to the net operating loss carryover results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense. Net operating loss carryovers and other tax attributes may be limited in the event of certain changes in ownership interests.

Liquidity and Capital Resources

As of December 31, 2005, Ibis had cash and cash equivalents of $6.9 million, including the down payment of $2.5 million for the second i2000 SIMOX implanter order received from SUMCO in the fourth quarter of 2005.

During the fiscal year ended December 31, 2005, Ibis used $1.2 million of cash for operating activities of continuing operations as compared to $3.3 million in 2004. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash during the fiscal year ended December 31, 2005 were to fund operations and additions to property and equipment which totaled $0.1 million. At December 31, 2005, Ibis had commitments to purchase approximately $0.4 million in material to be used for the i2000 implanter currently under construction and general operating expenses.

As part of our cash management plan, the Company initiated additional cost savings measures during 2003 and 2004. This included the layoff of twenty-nine employees. In the third quarter of 2004 the Company announced that it was discontinuing the wafer manufacturing portion of the business. This resulted in the layoff of an additional seventeen employees with expected and realized cost savings of approximately $0.3 million per quarter. Our headcount for the year ended December 31, 2005 was 45 employees.

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

The Company’s management believes that it will have sufficient cash resources including the cash on hand expected to be received from final customer acceptance of the SUMCO implanter which was received in March 2006 for the implanter shipped in June 2005, to support current operations for the next twelve months. With the receipt of the order received from SUMCO in October 2005, which the Company believes it can ship during the second quarter of 2006, and presuming that customer acceptance and full payment of that order occurs during 2006, the Company believes it will have sufficient cash to support current operating levels through at least the next eighteen months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research and development and it’s manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of a second order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. Although no assurances can be given, the Company expects to ship the system in the second quarter of 2006 and collect 50% of the purchase price of the system, or $3.5 million. Revenue recognition and receipt of the final 15% of the purchase price will be based on final customer acceptance at the customer’s facility, which is expected to occur in the third or fourth quarter of this year. The timing of final acceptance and revenue recognition may vary depending on a number of additional factors, which include among other things tool performance at the customer site, and no guarantees can be given with respect to whether or when the Company will recognize revenue on this transaction The timing of future orders is important but difficult to predict because customers can delay orders and/or request orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

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

At December 31, 2005, our outstanding contractual obligations included:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 year	2 years	3-5 years	More than 5 years
Minimum Operating Lease Payments	$391,366	$384,386	$4,424	$852	$1,704	$—
Minimum Royalty Payment Obligations	20,000	10,000	10,000	—	—	—
Total	$411,366	$394,386	$14,424	$852	$1,704	$—

Additional information regarding our financial commitments at December 31, 2005 is provided in the Notes to our Financial Statements. See “Notes to Financial Statements, Note 8, Commitments and Contingencies”.

Effects Of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on our sales or operating results.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment Statement 123(R)”.  Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is currently evaluating the impact of the adopting of this statement.

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

IBIS TECHNOLOGY CORPORATION

Item 8.  Index to Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2004 and 2005
Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005
Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005
Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005
Notes to Financial Statements

Schedule:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2004 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ibis Technology Corporation:

We have audited the accompanying balance sheets of Ibis Technology Corporation as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibis Technology Corporation at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
February 17, 2006, except as
to note 3 which is as of March 14, 2006

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

December 31, 2004 and 2005

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$7,726,072	$6,856,874
Accounts receivable, trade, net (notes 4 and 16)	221,779	90,878
Inventories, net (note 5)	5,625,167	6,276,650
Prepaid expenses and other current assets.	573,400	615,702
Assets held for sale	131,416	—
Total current assets	14,277,834	13,840,104
Property and equipment (notes 6, 8 and 18)	33,660,086	26,448,906
Less: Accumulated depreciation and amortization	(27,335,477)	(21,352,154)
Net property and equipment	6,324,609	5,096,752
Patents and other assets, net (note 7)	1,680,197	1,055,532
Total assets	$22,282,640	$19,992,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392,875	$230,871
Accrued liabilities (notes 9 and 10)	1,417,904	1,201,695
Deferred revenue (note 11)	52,000	7,263,000
Total current liabilities	1,862,779	8,695,566
Total liabilities	1,862,779	8,695,566

Commitments and contingencies (notes 8, 11 and 16)

Stockholders’ equity (notes 14 and 15):
Undesignated preferred stock, $.01 par value Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value
Authorized 50,000,000 shares; issued and outstanding 10,719,595 shares and 10,816,029 in 2004 and 2005, respectively	85,757	86,528
Additional paid-in capital	93,124,259	93,245,754
Accumulated deficit	(72,790,155)	(82,035,460)
Total stockholders’ equity	20,419,861	11,296,822
Total liabilities and stockholders’ equity	$22,282,640	$19,992,388

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2004 and 2005

	2003	2004	2005

Contract and other revenue (note 12)	$660,429	$390,975	$324,621
Equipment revenue.	8,781,907	7,535,270	277,684
Total sales and revenue (note 16)	9,442,336	7,926,245	602,305

Cost of contract and other revenue	44,579	15,370	—
Cost of equipment revenue	4,331,044	4,721,673	750,472
Total cost of sales and revenue	4,375,623	4,737,043	750,472

Gross profit (loss)	5,066,713	3,189,202	(148,167)

Operating expenses:
General and administrative	2,337,463	2,221,167	2,216,748
Marketing and selling	1,235,798	1,520,508	1,318,979
Research and development	5,380,868	5,329,528	5,993,350
Total operating expenses	8,954,129	9,071,203	9,529,077

Loss from operations	(3,887,416)	(5,882,001)	(9,677,244)

Other income (expense):
Interest income	80,511	110,385	208,818
Interest expense	(58,399)	(34,718)	(536)
Other (note 16)	5,398	166,418	9,671
Total other income	27,510	242,085	217,953

Loss from continuing operations before income taxes	(3,859,906)	(5,639,916)	(9,459,291)

Income tax expense (benefit) (note 13)	(7,744)	1,256	1,256
Loss from continuing operations	(3,852,162)	(5,641,172)	(9,460,547)

Discontinued operations (note 18):
Loss from discontinued operations	(17,597,627)	(3,178,529)	—
Gain (loss) on disposal	—	(2,098,840)	215,242
Income (loss) from discontinued operations	(17,597,627)	(5,277,369)	215,242

Net loss	$(21,449,789)	$(10,918,541)	$(9,245,305)

Earnings (loss) per share:
Basic
Continuing operations	$(0.40)	$(0.53)	$(0.88)
Discontinued operations	(1.81)	(0.49)	(0.02)

Net loss	$(2.21)	$(1.02)	$(0.86)

Diluted
Continuing operations	$(0.40)	$(0.53)	$(0.88)
Discontinued operations	(1.81)	(0.49)	0.02

Net loss	$(2.21)	$(1.02)	$(0.86)

Weighted average common shares outstanding
Basic	9,727,513	10,665,842	10,737,924
Diluted	9,727,513	10,665,842	10,737,924

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2004 and 2005

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2002	$75,799	$79,101,032	$(40,421,825)	$38,755,006

Exercise of stock options	989	986,814	—	987,803
Common stock issued, net of issuance costs of $696,571	8,000	12,545,429	—	12,553,429
Employee Stock Purchase Plan	421	270,343	—	270,764
Net loss	—	—	(21,449,789)	(21,449,789)

Balances at December 31, 2003	85,209	92,903,618	(61,871,614)	31,117,213

Exercise of stock options	4	3,056	—	3,060
Employee Stock Purchase Plan	544	217,585	—	218,129
Net loss	—	—	(10,918,541)	(10,918,541)

Balances at December 31, 2004	85,757	93,124,259	(72,790,155)	20,419,861

Exercise of stock options	—	8,550	—	8,550
Employee Stock Purchase Plan	771	112,945	—	113,716
Net loss	—	—	(9,245,305)	(9,245,305)

Balances at December 31, 2005	$86,528	$93,245,754	$(82,035,460)	$11,296,822

See accompanying notes to financial statements

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2004 and 2005

	2003	2004	2005
Cash flows from operating activities:
Net loss.	$(21,449,789)	$(10,918,541)	$(9,245,305)
Less: income (loss) from discontinued operations	(17,597,627)	(5,277,369)	215,242
Loss from continuing operations	(3,852,162)	(5,641,172)	(9,460,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	1,510,460	1,962,716	1,746,989
Changes in operating assets and liabilities:
Accounts receivable, trade	426,286	6,340	117,023
Unbilled revenue	(528,581)	528,581	—
Inventories	—	141,404	(651,483)
Deferred costs	2,621,580	—	—
Prepaid expenses and other current assets	(67,116)	92,600	(42,302)
Accounts payable	(133,468)	184,893	(162,004)
Accrued liabilities and deferred revenue	(6,150,171)	(613,114)	7,240,174
Net cash used in operating activities of continuing operations	(6,173,172)	(3,337,752)	(1,212,150)
Cash flows from investing activities:
Additions to property and equipment, net	(30,133)	(721,002)	(149,648)
Additions to assets held for sale	—	(131,416)	—
Other assets	(110,774)	(102,815)	247,988
Net cash provided (used) in investing activities of continuing operations	(140,907)	(955,233)	98,340
Cash flows from financing activities:
Proceeds from sales of common stock, net of issuance costs	12,553,429	—	—
Exercise of stock options, warrants and Employee Stock Purchase Plan	1,258,567	221,189	122,266
Net cash provided by financing activities of continuing operations	13,811,996	221,189	122,266
Cash flows of discontinued operations: (Revised See Note 18):
Operating cash flows	(1,965,389)	(1,524,213)	45,297
Investing cash flows	(1,602,314)	331,764	77,049
Financing cash flows	(1,501,416	(1,184,399)	—
Net cash provided (used) in discontinued operations	(5,069,119)	(2,376,848)	122,346
Net increase (decrease) in cash and cash equivalents	2,428,798	(6,448,644)	(869,198)
Cash and cash equivalents, beginning of year	11,745,918	14,174,716	7,726,072
Cash and cash equivalents, end of year	$14,174,716	$7,726,072	$6,856,874

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$58,399	$34,718	$536
Transfer of internally constructed equipment from property and equipment to inventory	$—	$3,674,903	$—

See accompanying notes to financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2005

(1) Nature of Business and Organization

Ibis Technology Corporation (the “Company”) was incorporated in October 1987 for the purpose of supplying silicon-on-insulator (SOI) wafers formed by SIMOX (Separation by Implantation of Oxygen) technology. SIMOX-SOI wafers were manufactured by the Company using a specialized oxygen ion implanter, which was developed and manufactured by the Company and is integrated with other specialized processes and characterization equipment. The Company is the leading manufacturer of high current oxygen implanters and began selling these oxygen implanters in 1996.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

(b) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) cost method.

(c) Property and Equipment and Impairment of Long-Lived Assets

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the life of the lease, or the estimated useful life of the asset.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the degree to which the carrying amount of the assets exceeds the fair value of the assets.

(d) Patents and Other Assets

Other assets consist principally of deposits, prepaid royalties and licenses. Patents and prepaid royalties are amortized over five years using the straight-line method.  Licenses are amortized over seven years using the straight-line method.

(e) Revenue Recognition

The Company historically recognized revenue from equipment sales and the sales of spare parts when all of the following criteria have been met: (1) evidence exists that the customer is bound to the transaction; (2) the product has been delivered to the customer and, when applicable, the product has been installed and accepted by the customer; (3) the sales price to the customer has been fixed or is determinable; and (4) collectibility of the sale price is reasonably assured. The Company recognizes revenue from implanter sales upon acceptance at the customer’s site. Provisions for estimated sales returns and allowances are made at the time the products are sold. Revenue derived from contracts and services is recognized upon performance. Provisions for anticipated losses are made in the period in which such losses become determinable

(f) Research and Development

Research and development costs are charged to expense as incurred.

(g) Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for each of the years in the three-years ended December 31, 2005, common stock equivalents of 94,706, 133,092 and 74,590 for the years ended December 31, 2003, 2004 and 2005, respectively, were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for 2003, 2004 and 2005.

The reconciliation of the denominators of the basic and diluted net income (loss) per common share for the Company’s net income (loss) is as follows:

	Years Ended December 31,
	2003		2004		2005
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Loss from:
Continuing operations	$(3,852,162)	$(3,852,162)	$(5,641,172)	$(5,641,172)	$(9,460,547)	$(9,460,547)
Discontinued operations	(17,597,627)	(17,597,627)	(5,277,369)	(5,277,369)	215,242	215,242
Net Loss	$(21,449,789)	$(21,449,789)	$(10,918,541)	$(10,918,541)	$(9,245,305)	$(9,245,305)
Weighted average common shares outstanding	9,727,513	9,727,513	10,665,842	10,665,842	10,737,924	10,737,924

Potential common share equivalents	—		—		—
Weighted average shares outstanding	9,727,513		10,665,842		10,737,924
Earnings (loss) per common share and common share equivalents
Continuing operations	$(0.40)	$(0.40)	$(0.53)	$(0.53)	$(0.88)	$(0.88)
Discontinued operations	(1.81)	(1.81)	(0.49)	(0.49)	0.02	0.02
Net loss	$(2.21)	$(2.21)	$(1.02)	$(1.02)	$(0.86)	$(0.86)

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

(j) Fair Value of Financial Instruments

Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amount of these financial instruments approximates fair value.

(k) Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based compensation cost is reflected in net income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock Based Compensation (“Statement 123”), to stock based compensation.

	Year Ended December 31,
	2003	2004	2005
Net loss, as reported	$(21,449,789)	$(10,918,541)	$(9,245,305)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(2,726,741)	(1,284,491)	(717,379)
Pro-forma net loss	$(24,176,530)	$(12,203,032)	$(9,962,684)
Net loss per share:
Basic – as reported	$(2.21)	$(1.02)	$(0.86)
Basic – pro-forma	$(2.49)	$(1.14)	$(0.93)
Diluted – as reported	$(2.21)	$(1.02)	$(0.86)
Diluted – pro-forma	$(2.49)	$(1.14)	$(0.93)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003
	Stock Options	ESPP1	ESPP2
Risk-free interest rate	3.10%	1.19%	1.01%
Expected dividend yield	—	—	—
Expected volatility	97.99%	103.34%	81.01%
Expected life (years)	3.5		.5
Weighted average fair value of options granted during the year	$4.42	$2.05	$1.83

	2004
	Stock Options	ESPP1	ESPP2
Risk-free interest rate	2.66%	1.08%	1.90%
Expected dividend yield	—	—	—
Expected volatility	94.83%	79.10%	116.50%
Expected life (years)	3.5		.5
Weighted average fair value of options granted during the year	$2.97	$2.23	$0.96

	2005
	Stock Options	ESPP1	ESPP2
Risk-free interest rate	2.98%	2.91%	3.79%
Expected dividend yield	—	—	—
Expected volatility	94.82%	112.00%	86.28%
Expected life (years)	4.5		.5
Weighted average fair value of options granted during the year	$1.05	$0.47	$0.44

Pro forma net loss reflects only options granted in 1995 through 2005. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected because compensation costs for options granted prior to January 1, 1995 are not considered.

(l) Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the Company’s reported net loss or financial position.

(m)  New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment Statement 123(R)”. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

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

In August 2001, the FASB issued Statement No. 143, “Accounting for Conditional Asset Retirement Obligations” which states “An entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.”  FASB Interpretation No. 47 is an interpretation of FASB Statement No. 143 which clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement No.143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Statement No. 143 is effective for fiscal years beginning after December 15, 2005. The Company has determined that there is no additional impact from the adoption of this Statement.

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

As part of our cash management plan the Company initiated additional cost savings measures during 2003 and 2004, including the layoff of twenty-nine employees. In addition to eliminating future losses expected from the wafer segment of the business the discontinuance of the wafer manufacturing operations resulted in the layoff of seventeen employees with expected and realized cost savings of approximately $0.3 million per quarter. Our headcount for the year ended December 31, 2005 was 45 employees.

As of December 31, 2005, the Company had cash and cash equivalents of $6.9 million, including the down payment of $2.5 million for the second i2000 SIMOX implanter order received from SUMCO in the fourth quarter of 2005. During the fiscal year ended December 31, 2005, Ibis used $1.2 million of cash for operating activities of continuing operations as compared to $3.3 million in 2004. The principal uses of cash during the fiscal year ended December 31, 2005 were to fund operations and additions to property and equipment which totaled $0.1 million. At December 31, 2005, Ibis had commitments to purchase approximately $0.4 million in material to be used for the i2000 implanter currently under construction and general operating expenses.

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

The Company’s management believes that it will have sufficient cash resources including the cash on hand expected to be received from final customer acceptance of the SUMCO implanter which was received in March 2006 for the implanter shipped in June 2005 to support current operations for the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of a second order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. Although no assurances can be given, the Company expects to ship the second SUMCO order in the second quarter of 2006 and collect 50% of the purchase price of the system, or $3.5 million. Revenue recognition and receipt of the final 15% of the purchase price will be based on final customer acceptance at the customer’s facility, which is expected to occur in the third or fourth quarter of this year. Factory acceptance and final customer acceptance of this system will require incrementally higher wafer throughput, which may involve some risk of delay. The timing of final acceptance and revenue recognition may vary depending on a number of additional factors, which include among other things tool performance at the customer site, and no guarantees can be given with respect to whether or when the Company will recognize revenue on this transaction. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2004	2005

Accounts receivable, trade	$59,458	$36,250
Less: Allowance for doubtful accounts	(25,000)	(25,000)
Accounts receivable, other	187,321	79,628
	$221,779	$90,878

(5) Inventories

Inventories consisted of the following at December 31:

	2004	2005

Raw materials	$3,622,501	$1,790,923
Work in process	57,330	1,980,513
Finished goods	1,945,336	2,505,214
Total equipment inventory	$5,625,167	$6,276,650

Equipment inventory at December 31, 2005 consists of i2000 parts and/or implanters under construction or otherwise available for resale. With the discontinuance of the wafer operation in the third quarter of 2004, all wafer inventory was written off to the loss from discontinued operations with the exception of the 300 mm raw wafers valued at $0.8 million, that was reclassified as prepaid expenses in 2004 and other assets to be used for future R&D and implanter qualifications. The balance remaining of these 300 mm raw wafers at December 31, 2005 is $0.4 million.

At December 31, 2005, the Company had commitments to purchase approximately $0.4 million in material to be used for the i2000 implanter under construction and general operating expenses.

(6) Property and Equipment

Property and equipment consisted of the following at December 31:

	2004	2005

Machinery and equipment	$27,662,517	$21,160,832
Furniture and fixtures	416,260	408,593
Leasehold improvements	5,575,038	4,733,443
Construction in progress	6,271	146,038
	$33,660,086	$26,448,906

The Company discontinued its wafer manufacturing business in July 2004 (see note 18). As a result the Company recorded a net fixed asset impairment charge to the loss from discontinued operations of $0.9 million.

(7) Other Assets

In December 2000, the Company entered into a royalty-bearing license agreement which gives the Company the right to manufacture SIMOX-SOI wafers using the licensed process. Warrants were issued in connection with this agreement. The cost of the license agreement, including cash paid and the fair value of the warrants issued, is $2.3 million and is included in other assets at December 31, 2004 and December 31, 2005, net of accumulated amortization of $1.3 million and $1.6 million, respectively (see note 15 (c)). The warrants associated with this transaction expired in December 2005 unexercised.

In the third quarter of 2004, with the discontinuance of the wafer operation, all wafer inventory was written off to the loss from discontinued operations with the exception of 300mm raw wafers that were reclassified as prepaid expenses to be used for future R&D and implanter qualifications. The amount of these wafers in other assets at December 31, 2004 was approximately $0.3 million. These were consumed during 2005 resulting in the balance of zero at December 31, 2005.

(8) Commitments and Contingencies

(a) Leases

Ibis’ corporate office and manufacturing site is located at a leased facility in Danvers, Massachusetts. Previously our business segments were divided between two facilities, with implantation equipment design and manufacture conducted in one location and SIMOX wafer production conducted in the other. With the discontinuance of our wafer manufacturing business we have consolidated the Equipment manufacturing business and the wafer processing research and development effort into approximately 32,000 square feet which includes a modernized clean room that contains metrology equipment, cleaning equipment and an implantation equipment manufacturing and service area. The lease on the building we vacated expired on May 31, 2005 and the lease on the space we currently occupy will expire on December 31, 2006, and contains an option to renew for five years. The consolidation of our operations into one facility effectively reduced our overall leased space by 40,000 square feet leaving approximately 32,000 square feet. We are currently in negotiations with our landlord to renew the lease for 5 years.

The Company has no significant contractual obligations not fully recorded on its Balance Sheets or fully disclosed in the Notes to its Financial Statements. The Company has no off-balance sheet arrangements.

At December 31, 2005, the Company’s contractual obligations included:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 year	2 years	3-5 years	More than 5 years
Minimum Operating Lease Payments	$391,366	$384,386	$4,424	$852	$1,704	—
Minimum Royalty Payment Obligations	20,000	10,000	10,000	—	—	—
Total	$411,366	$394,386	$14,424	$852	$1,704	$—

Rent expense was approximately $742,000, $702,000 and $489,000 for the years ended December 31, 2003, 2004 and 2005 respectively.

(b) Contingencies

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005, the Magistrate Judge issued a report and recommendation recommending that our motion be granted in part and denied in part. We and the plaintiffs have both filed partial objections to the report and recommendation with the court, and after briefing of these objections is complete the court will determine whether to adopt the report and recommendation in whole or part. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

(9) Accrued Liabilities

Current accrued liabilities were as follows at December 31:

	2004	2005

Accrued vacation	$107,177	$125,468
Accrued warranty	708,830	653,133
Accrued payroll	92,762	76,195
Accrued expenses	509,135	346,899
Total	$1,417,904	$1,201,695

(10) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2003 and December 31, 2005 is as follows:

Warranty balance December 31, 2002	$925,453
Expense incurred – 2003	(499,942)
Initiated – 2003	608,000
Expired – 2003	(439,542)
Warranty balance December 31, 2003	$593,969
Expense incurred – 2004	(125,080)
Initiated – 2004	400,000
Expired – 2004	(160,059)
Warranty balance December 31, 2004	$708,830
Expense incurred –2005	(31,061)
Initiated – 2005	—
Expired – 2005	(24,636)
Warranty balance December 31, 2005	$653,133

(11) Deferred Revenue

Deferred revenue includes prepaid license and royalty fees in the amount of $52,000 at December 31, 2004 and $13,000 at December 31, 2005. Also included in deferred revenue at December 31, 2005 was $7,250,000 in deposits from the two i2000 implanter orders from SUMCO.

(12) License Agreements

The Company obtained an exclusive sublicense in the field of oxygen implantation to the proprietary beam scanning system developed by a consultant to the Company during the development of the first Ibis 1000 implanter. The beam scanning system sublicense agreement also grants the Company certain rights to further sublicense the technology for certain applications. The Company received $0.2 million, $0.4 million and $0.3 million in 2003, 2004 and 2005, respectively, for non-refundable option fees or royalty fees in accordance with non-exclusive sublicense agreements.

(13) Income Taxes

The income tax provision (benefit) attributable to continuing operations consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$(9,000)	$—	$—
State	1,256	1,256	1,256
Deferred:
Federal	—	—	—
State	—	—	—
Total	$(7,744)	$1,256	$1,256

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes from continuing operations as follows:

	2003	2004	2005

Computed “expected” tax benefit	$(1,312,368)	$(1,917,571)	$(3,216,586)
State income taxes, net of federal tax benefit	829	829	829
Other	(9,000)	—	—
Losses not tax benefited	1,312,795	1,917,998	3,217,013
	$(7,744)	$1,256	$1,256

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below at December 31:

	2004	2005
Deferred tax assets:
Net operating loss carryovers	$34,154,000	$36,193,000
Accruals not currently deductible for tax purposes	1,884,000	1,731000
General business tax credit carryovers	2,779,000	2,599,000
Impairment reserves	1,557,000	2,017,000
Other	11,000	11,000
Less: Valuation allowance	(36,859,000)	(40,700,000)
Total deferred tax assets	3,526,000	1,851,000
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(3,334,000)	(1,675,000)
Patents	(192,000)	(176,000)
Net deferred tax assets	$—	$—

Total valuation allowance increased by $4.6 million and $3.8 million for the years ended December 31, 2004 and 2005, respectively. The Company has recorded a valuation allowance against its net deferred tax assets of 2004 and 2005, since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with the greater weight given to historical evidence, it is more likely than not that these assets will not be realized in the foreseeable future.

The Company had federal net operating loss and general business credit carryovers of approximately $88.8 million and $1.3 million, respectively, at December 31, 2005, with varying expiration dates through 2025, that may be used to offset future taxable income. State net operating loss and credit carryovers of $63.4 million and $1.3 million, respectively, have varying expiration dates. Included in the total deferred tax assets, offset by the valuation allowance was $3.2 million related to the net operating loss carry forward resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income.  The Company anticipates that these limitations will have no material impact on their ability to utilize the affected loss carry forwards in future years.  Subsequent ownership changes could further impact the limitation in future years.

(14) Capitalization

The Company has 50,000,000 shares of common stock and 2,000,000 shares of preferred stock (“Undesignated Preferred Stock”) authorized. At December 31, 2005, 75,610 common shares were reserved for issuance upon exercise of options outstanding under the Company’s 1993 Employee, Director and Consultant Stock Option Plan. At December 31, 2005, the Company also had 1,430,843 common shares reserved for issuance upon exercise of options outstanding or available for grant under the Company’s 1997 Employee, Director and Consultant stock option plan. At December 31, 2005, the Company had 268,091 common shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan.

In October 2003, Ibis completed an offering of 1,000,000 shares of common stock at $13.25 per share, including an over allotment option exercised by the underwriter. Net proceeds to the Company were approximately $12.6 million.

(15) Stock Plans and Warrants

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

A summary of stock option activity under the plans is as follows:

	Number of shares	Weighted average exercise price of shares
Options outstanding at December 31, 2002	1,182,504	$16.86
Granted	245,076	7.41
Exercised	(123,667)	7.99
Cancelled	(131,659)	17.97
Options outstanding at December 31, 2003	1,172,254	$15.69
Granted	242,700	4.99
Exercised	(550)	5.56
Cancelled	(66,169)	9.78
Options outstanding at December 31, 2004	1,348,235	$14.06
Granted	304,500	1.46
Exercised	—	—
Cancelled	(331,473)	12.95
Options outstanding at December 31, 2005	1,321,262	$11.43

Options exercisable at December 31, 2005	863,221	$15.85

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average outstanding option price	Number exercisable	Weighted average exercise price
$ .08 - 6.00	556,250	8.2	$3.11	148,709	$5.02
$ 6.01 - 9.00	179,555	5.6	$7.85	141,805	$7.84
$ 9.01 - 13.50	375,232	3.4	$10.30	362,732	$10.27
$ 13.51 - 20.26	50,325	4.1	$18.43	50,075	$18.44
$ 20.27 - 30.37	10,250	3.7	$24.10	10,250	$24.10
$ 30.38 - 45.55	15,250	3.7	$37.73	15,250	$37.73
$ 45.56 - 68.32	131,400	3.3	$46.44	131,400	$46.44
$ 68.33 - 98.71	3,000	4.2	$83.06	3,000	$83.06
	1,321,262			863,221

(b) Employee Stock Purchase Plan

On February 24, 2000, the Board of Directors adopted the Ibis Technology Corporation 2000 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 300,000 shares of the Company’s Common Stock may be sold to eligible employees of the Company at a 15% discount from the market value of the shares. The stockholders approved the plan at the May 2000 Annual Stockholders Meeting. On February 17, 2005, the Board of Directors approved an amendment to the 2000 Employee Stock Purchase Plan to increase by 300,000 shares the aggregate number of shares of Common stock that can be sold to eligible employees. The stockholders approved this amendment at the May 2005 Annual Stockholders Meeting. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their base earnings withheld to purchase these shares during each offering period, which is a six-month period. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 55% of eligible employees participated in the Purchase Plan in the initial offering period, 52% in 2003, 51% in 2004, and 51% in 2005. During 2003, 2004, and 2005, the Company sold 52,563, 67,875 and 96,434 shares, respectively, to employees under the Purchase Plan.

(c) Warrants

In December 2000, the Company issued warrants to purchase 200,000 shares of Common Stock at $22.30 per share in connection with a license agreement. The value of the warrants is included in other assets (see note 7) and was calculated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 93.69%, risk-free interest rate of 5.50%, and an expected life of 5 years. These warrants expired unexercised on December 15, 2005.

(16) Significant Customers and Concentration of Business Risk

The Company sells its implanters to a limited number of semiconductor manufacturers primarily in the United States and the Pacific Rim.

Significant customer revenue is shown in dollar amounts and as a percentage of total revenue as follows:

Year Ended	Significant Customers	Amount	%

December 31, 2003	1	$8,564,115	91%
December 31, 2004	1	$7,000,000	88%
December 31, 2005	—	$0	—%

Accounts receivable from significant customers was $0 at December 31, 2004 and 2005, reflecting no outstanding balance billed and uncollected.

Export sales to unaffiliated customers in 2003, 2004 and 2005 were 9%, 95% and 81% of total revenues, respectively.

During 2003, 2004 and 2005, the Company purchased substantially all of its raw materials, components and subassemblies for its implanters from a limited group of suppliers. Disruption or termination of certain of these sources could occur and such disruptions could have a material adverse effect on the Company’s business and results of operations.

(17) Other Income

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

(18) Discontinued Operations

In July 2004, the Company announced its decision to discontinue its wafer manufacturing business to concentrate its efforts on supplying equipment and process technology to its equipment customers. As a result, the Company recorded an estimated loss on disposal of approximately $2.1 million for the year ended December 31, 2004, consisting principally of the write off of 300 mm wafer inventory not expected to be used in the Company’s ongoing R&D efforts ($1.2 million) and the net impairment of wafer manufacturing assets expected to be sold ($0.9 million). In addition to write-offs of wafer manufacturing assets, the Company also recognized $78 thousand in severance costs associated with employee terminations. For the period ending December 31, 2005 the discontinued Operations generated a net gain of $0.2 million. The net gain of $0.2 million was the result of the reduction of $0.1 million of expenses associated with the closure of the wafer operation and $0.1 million from scrap recovery. The 2003 operating activities for the Company’s wafer manufacturing business have been classified in discontinued operations: gain (loss) from discontinued operations in the accompanying statement of operations.

Discontinued operations generated sales of $9.0 million and $4.0 million in 2003, and 2004 respectively, and operating losses of $17.6 million and $3.2 million respectively. The 2003 operating loss related to discontinued operations includes an $11.1 million impairment charge related to wafer manufacturing inventory and fixed assets. In 2005, the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(19) Industry Segments

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

The table below provides information for the years ended December 31, 2003, 2004 and 2005 pertaining to the Company’s two industry segments after the discontinuance of the wafer manufacturing business.

	SIMOX Equipment	Other Products or Services	Total
Net Revenues
Year Ended December 31, 2003	$8,781,907	$660,429	$9,442,336
Year Ended December 31, 2004	7,535,270	390,975	7,926,245
Year Ended December 31, 2005	277,684	324,621	602,305

Operating Income (Loss)
Year Ended December 31, 2003	(2,165,803)	615,850	(1,549,953)
Year Ended December 31, 2004	(4,036,440)	375,606	(3,660,834)
Year Ended December 31, 2005	(7,785,117)	324,621	(7,460,496)

	SIMOX Equipment	Other Products or Services	Total
Assets
December 31, 2003	1,692,883	118,615	1,811,498
December 31, 2004	13,839,523	187,321	14,026,844
December 31, 2005	12,937,175	79,628	13,016,803

Capital Expenditures
Year Ended December 31, 2003	8,891	—	8,891
Year Ended December 31, 2004	713,349	—	713,349
Year Ended December 31, 2005	149,648	—	149,648

Depreciation and Amortization of Property and Equipment
Year Ended December 31, 2003	1,393,269	—	1,393,269
Year Ended December 31, 2004	1,884,687	—	1,884,687
Year Ended December 31, 2005	1,671,836	—	1,671,836

The table below provides the reconciliation of reportable segment operating income (loss), assets, capital expenditures, and depreciation and amortization to the Company’s totals.

	Years Ended December 31,
Segment Reconciliation	2003	2004	2005
Net Loss :
Total operating loss for reportable segments	$(1,549,953)	$(3,660,834)	$(7,460,496)
Corporate general & administrative expenses	(2,337,463)	(2,221,167)	(2,216,748)
Net other income	27,510	242,085	217,953
Income tax expense (benefit)	(7,744)	1,256	1,256
Income (loss) from discontinued operations	(17,597,627)	(5,277,369)	215,242
Net loss	$(21,449,789)	$(10,918,541)	$(9,245,305)

Assets:
Total assets for reportable segments	$1,811,498	$14,026,844	$13,016,803
Cash & cash equivalents not allocated to segments	14,174,716	7,726,072	6,856,874
Other unallocated assets	19,356,825	529,724	118,711
Total assets	$35,343,039	$22,282,640	$19,992,388

Capital Expenditures:
Total capital expenditures for reportable segments	$8,891	$713,349	$149,648
Corporate capital expenditures	21,242	7,653	—
Total capital expenditures	$30,133	$721,002	$149,648

Depreciation and Amortization:
Total depreciation & amortization for reportable segments	$1,393,269	$1,884,687	$1,671,836
Corporate depreciation & amortization	117,191	78,029	75,153
Total depreciation & amortization	$1,510,460	$1,962,716	$1,746,989

(20) Selected Quarterly Financial Data (Unaudited)

The Table below provides information for the years 2004 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total sales and revenue	$207,908	$203,253	$7,240,770	$274,314
Gross profit (loss)	(125,689)	(174,382)	3,573,945	(84,672)
Profit (loss) from continuing operations	(2,083,103)	(2,058,633)	921,198	(2,661,463)
Net loss	(3,481,155)	(3,358,284)	(1,677,961)	(2,401,141)
Net loss per common share	(0.33)	(0.32)	(0.16)	(0.22)
2005
Total sales and revenue	$166,655	$198,920	$162,793	$73,937
Gross profit (loss)	(133,428)	(23,227)	23,220	(14,732)
Profit (loss) from continuing operations	(2,767,960)	(2,643,174)	(2,145,844)	(2,120,266)
Net loss	(2,686,942)	(2,644,903)	(1,920,638)	(1,992,822)
Net loss per common share	(0.25)	(0.25)	(0.18)	(0.19)

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

b)              Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2005 that has materially affected, or would be reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.

DIRECTORS AND OFFICERS OF THE REGISTRANT

The Response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.

EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Transactions” and “Executive Compensation—Employment Contracts and Change of Control Arrangements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accountants” “Audit and Non Audit Fees” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

†10.7	-	Form of Stock Option Agreement under 1993 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.16*)
10.9	-	Exclusive Patent License Agreement, dated November 1, 1994, between the Registrant and Superion Limited (Filed as Exhibit 10.26*)
10.10	-	License Agreement, dated as of September 1, 1994, between the Registrant and Nissin Electric Co., Ltd. (Filed as Exhibit 10.27*)

Exhibit Number		Description
10.11	-

Equipment Purchase Master Agreement, dated as of May 22, 1996, between Registrant, and IBM (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No.0-13078) filed on September 12, 1996 and incorporated herein by reference).

†10.12	-

Amended and Restated Ibis Technology Corporation 1997 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-45247) filed on January 30, 1998, as amended May 18, 2001 and June 17, 2004 and incorporated herein by reference).

10.13	-	Form of Stock Option Agreement under 1997 Employee, Director and Consultant Stock Option Plan.
@10.14	-

Licensing and Development Agreement, dated June 9, 1998, between the Registrant and IBM (Filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 and incorporated herein by reference)

10.15	-

Sixth Amendment to Lease dated July 16, 1998, amending Lease Agreement dated December 22, 1987 between the Company and Thomas J. Flatley d/b/a the Flatley Company (Filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by reference)

†10.16	-

Restated Change of Control Agreement, dated March 24, 2005, between the Registrant and Martin J. Reid. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004 and incorporated herein by reference).

@10.17	-

License Agreement dated July 1, 1999, between the Registrant and Mitsubishi Materials Silicon Corporation (Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference)

10.18	-

Ibis Technology Corporation 2000 Employee Stock Purchase Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-36706) filed on May 10, 2000, as amended May31, 2005 and incorporated herein by reference)

@10.19	-

Advantox 150 License Agreement dated November 1, 2000, between the Registrant and Mitsubishi Materials Silicon Corporation (Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

†10.20	-	Employment Agreement, dated November 12, 2003 between the Registrant and Martin J. Reid
@10.21	-

License Agreement dated December 15, 2000, between the Registrant and International Business Machines Corporation (“IBM”) (Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

10.22	-

Patent License Agreement dated December 15, 2000, between the Registrant and IBM (Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 and incorporated herein by reference)

Exhibit Number		Description

@10.23

Amended and Restated License Agreement dated November 14, 2002, between the Registrant and IBM (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 and incorporated herein by reference)

10.24

Amendment to the Patent License Agreement dated November 14, 2002, between the Registrant and IBM (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 and incorporated herein by reference)

†10.25

Change of Control Agreement, dated March 24, 2005, between the Registrant and William J. Schmidt. (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004 and incorporated herein by reference)

11	-	Statement regarding computation of per share income (loss)
23	-	Report and Consent on Financial Statement Schedule of KPMG LLP
31.1	-	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	-	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)
32.2	-	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)

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

(B) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on March 29, 2006.

IBIS TECHNOLOGY CORPORATION

By:	/s/ Martin J. Reid
Martin J. Reid
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures		Title	Date

By:	/s/ Martin J. Reid	President, Chief Executive Officer	March 29, 2006
Martin J. Reid		and Chairman (principal executive officer)
and Director

By:	/s/ William J. Schmidt	Chief Financial Officer,	March 29, 2006
William J. Schmidt		Treasurer, Clerk, (principal financial
and accounting officer)

By:	/s/ Dimitri A. Antoniadis, Ph.D.	Director	March 29, 2006
Dimitri A. Antoniadis, Ph.D.

By:	/s/ Robert L. Gable	Director	March 29, 2006
Robert L. Gable

By:	/s/ Leslie B. Lewis	Director	March 29, 2006
Leslie B. Lewis

By:	/s/ Donald McGuinness	Director	March 29, 2006
Donald McGuinness

By:	/s/ Lamberto Raffaelli	Director	March 29, 2006
Lamberto Raffaelli

By:	/s/ Cosmo S. Trapani	Director	March 29, 2006
Cosmo S. Trapani

SCHEDULE II

IBIS TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2004 and 2005

Description	Balance at Beginning of Period	Reclass (1)	Expense	Amounts Written Off		Balance at End of Period

Allowance for Doubtful Accounts
December 31, 2003	65,000	—	—	—		65,000
December 31, 2004	65,000	—	(37,470)	(2,530)		25,000
December 31, 2005	25,000	—	—	—		25,000

Reserve for Inventory Obsolescence
December 31, 2003	959,000	—	524,000	(47,000)		1,436,000
December 31, 2004	1,436,000	4,603,000	226,000	(2,493,000	)(2)	3,772,000
December 31, 2005	3,772,000	—	—	(100,000)		3,672,000

(1)          At December 31, 2003 equipment inventory and the related reserves were included in construction in progress within property and equipment. The balances were reclassified to inventory in the second quarter of fiscal 2004 in connection with the discontinuance of the wafer manufacturing business.

(2)          Includes inventory written off of $1.2 million and inventory reserves included in discontinued operations of $1.3 million.

1