Form 10-Q
period 2006-03-31
IBIS TECHNOLOGY CORP
filed 2006-05-15
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Yes   ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerarted filer, an excelerated filer, or a non-accelerated filer (as defined by Rule b-2 of the exchange act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐        No   ☒

                10,816,029 shares of Common Stock, par value $.008, were outstanding on May 15, 2006.

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	March 31
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$6,856,874	$5,060,801
Accounts receivable, trade, net	90,878	4,837,766
Inventories, net (note 4)	6,276,650	4,197,201
Prepaid expenses and other current assets	615,702	586,832
Total current assets	13,840,104	14,682,600
Property and equipment	26,448,906	26,123,621
Less: Accumulated depreciation and amortization	(21,352,154)	(21,295,967)
Net property and equipment	5,096,752	4,827,654
Patents and other assets, net	1,055,532	1,003,884
Total assets	$19,992,388	$20,514,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230,871	$525,667
Accrued liabilities (notes 5 and 6)	1,201,695	1,235,892
Deferred revenue	7,263,000	5,963,000
Total current liabilities	8,695,566	7,724,559
Other long term liabilities	—	1,640
Total liabilities	8,695,566	7,726,199

Stockholders’ equity:
Undesignated preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value. Authorized 50,000,000 shares; issued and outstanding 10,816,029 shares and 10,816,029 shares at December 31, 2005 and March 31, 2006, respectively	86,528	86,528

Additional paid-in capital	93,245,754	93,371,985
Accumulated deficit	(82,035,460)	(80,670,574)
Total stockholders’ equity	11,296,822	12,787,939
Total liabilities and stockholders’ equity	$19,992,388	$20,514,138

See accompanying notes to unaudited interim financial statements.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2005	2006
Net Sales and revenue:
License and other revenue	$68,234	$255,100
Equipment revenue	98,421	6,005,722
Total net sales and revenue (notes 2 and 6)	166,655	6,260,822

Cost of sales and revenue:
Cost of license and other revenue	—	—
Cost of equipment revenue (includes share-based compensation expense of $0 and $5,352 respectively)	300,083	2,672,792
Total cost of sales and revenue	300,083	2,672,792
Gross profit (loss)	(133,428)	3,588,030

Operating expenses:
General and administrative (includes share-based compensation expense of $0 and $53,510 respectively)	561,613	639,618
Marketing and selling (includes share-based compensation expense of $0 and $18,571 respectively)	390,256	316,461
Research and development (includes share-based compensation expense of $0 and $47,911 respectively)	1,682,663	1,329,302
Total operating expenses	2,634,532	2,285,381

Income (loss) from operations	(2,767,960)	1,302,649

Other income (expense):
Interest income	40,524	64,388
Interest expense	536	—
Other	—	(895)
Total other income	39,988	63,493

Income (loss) from continuing operations before income taxes	(2,727,972)	1,366,142

Income tax expense	1,256	1,256
Income (loss) from continuing operations	(2,729,228)	1,364,886

Discontinued operations:
Gain (loss) on disposal	42,286	—
Income (loss) from discontinued operations	42,286	—

Net income (loss) (note 2 and 9)	$(2,686,942)	$1,364,886

Earnings (loss) per share:
Basic
Continuing operations	$(0.25)	$0.13
Discontinued operations	$—	$—
Net income (loss)	$(0.25)	$0.13

Diluted
Continuing operations	$(0.25)	$0.12
Discontinued operations	$—	$—
Net income (loss)	$(0.25)	$0.12

Weighted average common shares outstanding
Basic	10,719,595	10,816,029
Diluted (note 5)	10,719,595	10,961,430

See accompanying notes to unaudited interim financial statements.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$(2,686,942)	$1,364,886
Less: income (loss) from discontinued operations	42,286	—
Income (loss) from continuing operations	(2,729,228)	1,364,886
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	—	125,344
Depreciation and amortization	487,838	387,598
Changes in operating assets and liabilities:
Accounts receivable, trade	87,567	(4,746,888)
Inventories	(46,970)	2,080,336
Prepaid expenses and other current assets	(114,367)	28,870
Accounts payable	56,286	294,796
Accrued liabilities and deferred revenue	109,920	(1,264,163)

Net cash used in operating activities of continuing operations	(2,148,954)	(1,729,221

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(46,291)	(23,681)
Other assets	22,220	(43,171)

Net cash (used in) investing activities of continuing operations	(24,071)	(66,852)

Cash flows from financing activities of continuing operations:

Net cash provided by financing activities of continuing operations	—	—

Cash flows of discontinued operations:
Operating cash flows	23,475	—
Investing cash flows	11,250	—
Net cash provided by discontinued operations	34,725	—

Net decrease in cash and cash equivalents	(2,138,300)	(1,796,073)

Cash and cash equivalents, beginning of period	7,726,072	6,856,874

Cash and cash equivalents, end of period	$5,587,772	$5,060,801

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$536	$—

See accompanying notes to unaudited interim financial statements.

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

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K as filed on March 29, 2006.

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

(b) Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the 2000 Employee Stock Purchase Plan (“the ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.1 million or $.01 per share, which consisted of share-based compensation expense related to employee stock options and the employee stock purchase plan. Of this expense, seventy-five percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while five percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and twenty percent came from the valuation of shares issued under the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or employee stock purchases recognized during the three months ended March 31, 2005 because the Company elected  not to adopt the recognition provisions, and instead provided footnote disclosure permissible under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS 123. Under the intrinsic value method, stock-based compensation expense had not been recognized in the Company’s statement of operations, when the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

 Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the quarter ended March 31, 2006, included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the quarter ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

 (c)  New Accounting Pronouncements

The Company adopted FASB Statement No. 123(R) in  the first quarter of 2006 resulting in stock-based compensation expense being recognized of $0.1 million or $0 .01 per share. Of this expense, seventy-five percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while five percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and twenty percent came from the employee stock purchase plan valuation.

In August 2001, the FASB issued Statement No. 143, “Accounting for Conditional Asset Retirement Obligations” which states “An entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.”  FASB Interpretation No. 47 is an interpretation of FASB Statement No. 143 which clarifies that the term conditional asset retirement obligation  refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement No.143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company has determined that there is no additional impact from the adoption of this Statement.

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

As of March 31, 2006, the Company had cash and cash equivalents of $5.1 million, including the down payment of $2.5 million for the second i2000 SIMOX implanter order received from SUMCO in the fourth quarter of 2005. Subsequent to the end of the quarter the Company received an additional $1.2 million associated with the final customer acceptance of the SUMCO implanter shipped in June 2005, and an additional $3.5 million associated with the recent factory acceptance and shipment of the second SUMCO i2000. During the quarter ended March 31, 2006, Ibis used $1.7 million of cash for operating activities of continuing operations as compared to $2.1 million in the quarter ended March 31, 2005. The principal uses of cash during the quarter ended March 31, 2006 were to fund operations and additions to property and equipment which totaled $0.1 million. At March 31, 2006, Ibis had commitments to purchase approximately $0.7 million in material. Our headcount for the quarter ended March 31, 2006 was 46 employees.

The Company’s management believes that it will have sufficient cash resources including the cash on hand and the final payment upon customer acceptance of the second SUMCO unit at its plant in Japan, to support operations at current levels through at least the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of a second order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. Revenue recognition and receipt of the final 15% of the purchase price of the second Sumco implanter will be based on final customer acceptance at the customer’s facility, which is expected to occur in the third quarter of this year. The timing of final acceptance and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site, and no guarantees can be given with respect to whether or when the Company will recognize revenue on this transaction. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bare the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	March 31,
	2005	2006
Raw materials	$1,790,923	$1,993,125
Work in process	1,980,513	2,051,506
Finished goods	2,505,214	152,570
Total equipment inventory	$6,276,650	$4,197,201

(5) Accrued Liabilities

Current accrued liabilities were as follows at December 31, 2005 and March 31, 2006.

	December 31,	March 31,
	2005	2006
Accrued Vacation	$125,468	$162,956
Accrued Warranty	653,133	597,238
Accrued Payroll	76,195	151,811
Accrued Expenses	346,899	323,887
Total accrued liabilities	$1,201,695	$1,235,892

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2005 and March 31, 2006 is as follows:

Warranty balance December 31, 2004	$708,830
Expense incurred – 2005	(31,061)
Initiated – 2005	—
Expired – 2005	(24,636)
Warranty balance December 31, 2005	653,133
Expense incurred —2006	1,046
Initiated – 2006	268,000
Expired – 2006	(324,941)
Warranty balance March 31, 2006	$597,238

(7) Net Income (Loss) Per Share

Net income for the quarter ended March 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R , “Share-Based Payment,” (SFAS 123R) of $0.1 million related to employee stock options, and employee stock purchases. Net income including pro forma stock-based compensation expense as disclosed in the footnotes to the financial statements was $0.1 million for the quarter ending March 31, 2005 was a loss of $2.8 million or $0.26 loss per share. There was no stock-based compensation expense related to employee stock options, or employee stock purchases under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”) in the quarter ended March 31, 2005 because the Company elected not to adopt the recognition provisions of SFAS 123 at that time.

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three months ended March 31, 2005, common stock equivalents of 0 ,were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the period ended March 31, 2005.

(8) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three months ended March 31, 2005 and 2006 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended March 31, 2005	$98,421	$68,234	$166,655
Three Months Ended March 31, 2006	$6,005,722	$255,100	$6,260,822

Operating Income (Loss)
Three Months Ended March 31, 2005	(2,274,580)	68,234	(2,206,346)
Three Months Ended March 31, 2006	1,687,168	255,100	1,942,268

Assets
March 31, 2006	15,135,088	153,020	15,288,108

Capital Expenditures
Three Months Ended March 31, 2005	46,291	—	46,291
Three Months Ended March 31, 2006	23,681	—	23,681

Depreciation and Amortization of Property and Equipment
Three Months Ended March 31, 2005	473,551	—	473,551
Three Months Ended March 31, 2006	372,454	—	372,454

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended
	March 31,
Segment Reconciliation	2005	2006

Net Income (Loss):
Total operating income (loss) for reportable Segments	$(2,206,346)	$1,942,268
Corporate general & administrative expenses	(561,614)	(639,619)
Net other income	39,988	63,493
Income tax expense	(1,256)	(1,256)
Gain (loss) from discontinued operations	42,286	—
Net income (loss)	$(2,686,942)	$1,364,886

Capital Expenditures:
Total capital expenditures for reportable segments	$46,291	$23,681
Corporate capital expenditures	—	—
Total capital expenditures	$46,291	$23,681

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$473,551	$372,454
Corporate depreciation and amortization	14,287	15,144
Total depreciation and amortization	$487,838	$387,598

		Balance as of 3/31/2006
Assets:
Total assets for reportable segments		$15,288,108
Cash & cash equivalents not allocated to Segments		5,060,801
Other unallocated assets		165,229
Total assets		$20,514,138

(9) Employee Stock Benefit Plans

Net income for the quarter ended march 31, 2006 included stock-based compensation expense under SFAS 123 ( R ) of $ 0.1 million. Of this expense, seventy-five percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while five percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and twenty percent came from the employee stock purchase plan valuation. Net income for the quarter ended March 31, 2005 did not include any stock-based compensation expense because the company did not adopt the recognition provisions of SFAS 123.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The plan provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the three months ended March 31, 2005 and March 31, 2006 the company issued no shares under the Purchase Plan. At March 31, 2006, 268,091 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of March 31, 2006, a total of 2.9 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 0.2 million at March 31,2006. The remaining unrecognized compensation expense on stock options at March 31, 2006 was $0.6 million. The weighted average period over which the cost is expected to be recognized is approximately 2 years

As of March 31, 2006 the Company had three equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors: the 1988 Employee and Directors Stock Option Plan, which has expired, the 1993 Employee and Directors Stock Option Plan and the 1997 Employee and Directors Stock Option Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended
	March 31,
	2005	2006
Shares of common stock outstanding	10,719,595	10,816,029

Granted	—	133,000
Canceled/forfeited	(117,568)	(140,530)
Expired	—	—
Net options granted	(117,568)	(7,530)

Grant dilution(1)	(1.0)%	0.0%

Exercised	—	—
Exercised dilution(2)	—	—

(1)  The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)  The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three months ended March 31, 2006 were 10,816,029 shares and 10,961,430 shares. During the three months ending March 31, 2006, the dilutive effect of in-the-money employee stock options was 145,401 shares or 1.3% of the basic shares outstanding based on the Company’s average share price of $1.85.

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at December 31, 2004	158,218	1,348,235	$14.06
Granted	(304,500)	304,500	1.46
Exercised	—	—	—
Cancelled/forfeited	331,473	(331,473)	12.95
Expired	—	—	—
Balance outstanding at December 31, 2005	185,191	1,321,262	$11.43
Granted	(133,000)	133,000	3.43
Exercised	—	—	—
Cancelled/forfeited	140,530	(140,530)	16.63
Expired	—	—	—
Balance outstanding at March 31, 2006	192,721	1,313,732	$10.07

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006:

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		remaining	average			average
Range of	Number	contractual	exercise price	Aggregate	Options	exercise price
exercise prices	outstanding	life (years)	per share	Intrinsic Value	Exercisable	per share
$.01 - 6.00	665,600	8.6	$3.12	$9,515	143,221	$4.96
$6.01 - 9.00	163,055	5.9	$7.83		125,305	$7.82
$9.01 - 13.50	308,852	3.8	$10.18		299,102	$10.16
$13.51 - 20.26	43,325	4.5	$18.25		43,075	$18.27
$20.27 - 30.37	10,250	3.5	$24.10		10,250	$24.10
$30.38 - 45.55	13,250	4.0	$37.27		13,250	$37.27
$45.56 - 68.32	106,400	3.8	$46.48		106,400	$46.48
$68.33 - 98.71	3,000	3.9	$83.06		3,000	$83.06
	1,313,732	6.5	$10.07	$9,515	743,603	$15.40

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the company’s closing stock price of $3.55 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The fair value of stock options vested at March 31, 2006 and March 31, 2005 was $3.2 million and $3.5 million, respectively. The total number of in-the-money options exercisable as of March 31, 2006 was 17,660. As of December 31, 2005 863,221 outstanding options were exercisable, and the weighted average exercise price was $15.85.

Valuation and Expense Information under SFAS 123( R )

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R ) for the three months ended March 31, 2006 which was allocated as follows:

Three Months Ended
March 31, 2006
(in thousands)
Cost of sales	$5
Research and development	48
Marketing and selling	19
General and administration	53
Stock-based compensation expense included in operating expenses	$125

The company capitalized $ 1 thousand of stock-based compensation in inventory for the quarter ended March 31, 2006 and did not recognize any tax benefits on the stock-based compensation recorded in the quarter based on the current tax status of the company.

The table below reflects net income per share, basic and diluted for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2005	2006

Net income (loss) as reported for prior periods(1)	$(2,686,942)	N/A
Stock-based compensations expense related to employee stock options and employee stock purchases(2)	(135,331)	(125,344)
Net income (loss) including the effect of stock-based compensation expense(3)	$(2,822,273)	$1,364,886

Per share information, basic and diluted:

Net income (loss) as reported for the prior period(1)	$(0.25)	N/A
Net income (loss), including the effect of stock-based compensation expense(3)	$(0.26)	$0.12

(1)  Net income (loss) and net income (loss) per share prior to 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 because we did not adopt the recognition provisions of SFAS123.

(2)  Stock-based compensation expense prior to 2006 is calculated on the pro forma application of SFAS123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)  Net income (loss) and net income (loss) per share prior to 2006 represents pro forma information based on SFAS123 as previously disclosed in the notes to the Consolidated Financial Statements.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $2.41 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Expected volatility	103.72%
Risk free interest rate	4.74%
Dividend yield	0.00
Expected option life (10 year contractual life options)	6.25

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The company chose to use the simplified method provided under SAB107 to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 103.72 percent.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 16.2%. SFAS 123 (R ) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

As no stock options were granted during the three months ended March 31, 2005 there was no calculation shown of the weighted-average estimated value of employee stock options granted during the three months ended March 31, 2005 using the Black Scholes option-pricing model.

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

(10) Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005, the Magistrate Judge issued a report and recommendation recommending that our motion be granted in part and denied in part. We and the plaintiffs both filed partial objections to the report and recommendation with the Court. On March 31, 2006, the court adopted the Magistrate Judge’s report and recommendation, and thus granted in part and denied in part our motion to dismiss the plaintiffs’ claims. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

We believe that a migration of SOI wafer manufacturing into the major silicon wafer suppliers is taking place. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding future price expectations of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, we believe that silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin in large volume production, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. We believe that this should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sale and marketing of large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, re-clean, re-inspect and re-ship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the sale of implanters to the leading silicon wafer manufacturers and our key customers in the semiconductor industry who we believe are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, and that these sales will be focused on SOI processes that the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

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

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter of 2005 and we received final customer acceptance of the tool at the customer’s site in March, 2006. In October of 2005 we received a second order for an i2000 SIMOX implanter from Sumco and negotiated a master purchase agreement that will govern the general commercial terms of future orders from SUMCO. This implanter was factory accepted by SUMCO at Ibis’ facility in the first quarter of 2006. The implanter was shipped in April 2006 and the company believes it will be accepted by the end of the third quarter of 2006. Revenue recognition for this implanter will be based on final customer acceptance at their facility, the timing of which may vary depending on a number of factors, including performance of the tool.

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

Results of Operations

First Quarter Ended March 31, 2006 Compared to First Quarter Ended March 31, 2005

License and Other Revenue. Contract and other revenue includes revenue derived from license agreements, characterization and other services. Contract and other revenue increased for the first quarter ended March 31, 2006 to $255 thousand from $68 thousand for the first quarter ended March 31, 2005, an increase of $187 thousand or 274%. This increase is attributable to a new sub-license agreement related to equipment technology valued at $175 thousand to Ibis and increased license revenue from royalty fees related to equipment technology.

       Equipment Revenue. Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue increased to $6.0 million for the first quarter ended March 31, 2006 from $0.1 million for the first quarter ended March 31, 2005, an increase of $5.9 million. During the first quarter of 2006, revenue was recognized for an i2000 implanter of $6.0 million as compared to no implanter revenue recognition in the first quarter of 2005. Field service revenue accounted for $0 dollars of equipment revenue for the first quarter ended March 31, 2006 as compared to $57 thousand of equipment revenue for the same period last year. Sales of spare parts accounted for $6 thousand of equipment revenue for the first quarter ended March 31 2006 as compared to $41 thousand of equipment revenue for the first quarter ended March 31, 2005. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Net Sales and Revenue. Total sales and revenue for the first quarter ended March 31, 2006 was $6.3 million, an increase of $6.1 million, from total net revenue of $0.2 million for the first quarter ended March 31, 2005. This increase is due to revenue recognition of an i2000 implanter of $6.0 million during the first quarter of 2006 and an increase in license revenue of $0.2 million which was offset by a decrease in service and parts revenue of $0.1 million.

Total Cost of Sales and Revenue. Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31 2006 was $2.7 million, as compared to $0.3 million for the first quarter ended March 31, 2005. This increase of $2.4 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the first quarter ended March 31, 2006.

Total cost of sales and revenue including contract and other revenue as well as equipment revenue mentioned above for the first quarter ended March 31, 2006 was $2.7 million as compared to $0.3 million for the first quarter ended March 31, 2005, an increase of $2.4 million or 791%. The gross margin for all sales was a positive 57% for the first quarter ended March 31, 2006 as compared to a negative gross margin of 80% for the first quarter ended March 31, 2005. This increase in the gross margin for all sales is attributable to the approximate gross margin of 54% for the i2000 implanter sale recognized in the first quarter ended March 31, 2006, as compared to no implanter gross margin for the quarter ended March 31, 2005 as well as the $0.3 million reduction in cost from the expiration of the warranty associated with the i2000 implanter sold to IBM.

General and Administrative Expenses. General and administrative expenses for the first quarter ended March 31, 2006 were $0.6 million as compared to $0.5 million for the first quarter ended March 31, 2005, an increase of $0.1 million, or 14%. This is due to $0.1 million of stock-based compensation expense, which impacted the financial statements in compliance with the new accounting rule, in the quarter ended March 31, 2006.

Marketing and Selling Expenses. Marketing and selling expenses for the first quarter ended March 31, 2006 were $0.3 million as compared to $0.4 million for the first quarter ended March 31, 2005. This was due to decreased payroll and payroll related expenses of $0.1 million from headcount reductions.

Research and Development Expenses. Internally funded research and development expenses decreased by $0.4 million or 21% to $1.3 million for the first quarter ended March 31, 2006, as compared to $1.7 million for the first quarter ended March 31, 2005. This was due in part to a reduction in wafer research and development costs of $0.2 million that are now supporting equipment development. In addition, reduced payroll and payroll related expenses of $0.1 million  and the reduction of repair and maintenance  costs of $0.1 million contributed to these results.

Other Income (Expense). Total other income for the first quarter ended March 31, 2006 was $0.1 million as compared to $0.1 million for the first quarter ended March 31, 2005, or no net change. The increase in interest income the quarter ended March 31, 2006 was due to the increase in interest rates.

Liquidity and Capital Resources

As of March 31, 2006, Ibis had cash and cash equivalents of $5.1 million, including the down payment of $2.5 million for the second i2000 SIMOX implanter order received from SUMCO in the fourth quarter of 2005. Subsequent to the end of the quarter the Company received an additional $1.2 million associated with the final customer acceptance of the SUMCO implanter shipped in June 2005, and an additional $3.5 million associated with the recent factory acceptance and shipment of the second SUMCO i2000.

During the quarter ended March 31, 2006, Ibis used $1.7 million of cash for operating activities of continuing operations as compared to $2.1 million in the quarter ended March 31, 2005. To date, Ibis’ working capital requirements have been funded primarily through debt (capital leases) and equity financings. The principal uses of cash during the quarter ended March 31, 2006 were to fund operations and additions to property and equipment which totaled $0.1 million. At March 31, 2006, Ibis had commitments to purchase approximately $0.7 million in material to be used for the i2000 implanter currently under construction and general operating expenses. Our headcount for the year ended March 31, 2006 was 46 employees.

The Company’s management believes that it will have sufficient cash resources including the cash on hand and the final payment upon customer acceptance of the second SUMCO unit at its plant in Japan, to support operations at current levels through at least the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research and development and it’s manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of a second order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. Revenue recognition and receipt of the final 15% of the purchase price of the second SUMCO implanter will be based on final customer acceptance at the customer’s facility, which is expected to occur in the third quarter of this year. The timing of final acceptance and revenue recognition may vary depending on a number of additional factors, which include among other things tool performance at the customer site, and no guarantees can be given with respect to whether or when the Company will recognize revenue on this transaction The timing of future orders is important but difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bare the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the on-site acceptance of the second i2000 implanter ordered by SUMCO, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii)  the timing and likelihood of revenue recognition on, and payment for SUMCO’s second order, (iv) the timing of SUMCO’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (v) the reliance on a small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (vi) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (vii) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (viii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (ix) the timing and impact of the Company’s decision to discontinue its wafer manufacturing and sales operation, (x) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (xi) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xii) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xiii) the Company’s expectations regarding future orders for i2000 implanters, and (xiv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

PART I — ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006,  the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 —	Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005, the Magistrate Judge issued a report and recommendation recommending that our motion be granted in part and denied in part. We and the plaintiffs have both filed partial objections to the report and recommendation with Court. On March 31, 2006, the court adopted the Magistrate Judge’s report and recommendation, and thus granted in part and denied in part our motion to dismiss the plaintiffs’ claims. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 —	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3 —	Defaults upon Senior Securities
None

Item 4 —	Submission of Matters to a Vote of Security Holders

None

Item 5 —	Other Information

None

OTHER INFORMATION

Item 6 —	Exhibits

	(a)	Exhibits furnished as Exhibits hereto:

		Exhibit No.	Description
		31.1	Certification of Martin J. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of William J. Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: May 15, 2006	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: May 15, 2006	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer