Form 10-Q
period 2006-06-30
IBIS TECHNOLOGY CORP
filed 2006-08-14
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

10,872,514 shares of Common Stock, par value $.008, were outstanding on August 14, 2006.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	June 30
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$6,856,874	$7,557,482
Accounts receivable, trade, net	90,878	64,767
Inventories, net (note 4)	6,276,650	4,772,197
Prepaid expenses and other current assets	615,702	516,807
Total current assets	13,840,104	12,911,253
Property and equipment	26,448,906	24,721,009
Less: Accumulated depreciation and amortization	(21,352,154)	(20,181,868)
Net property and equipment	5,096,752	4,539,141
Patents and other assets, net	1,055,532	934,481
Total assets	$19,992,388	$18,384,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230,871	$485,014
Accrued liabilities (notes 5 and 6)	1,201,695	1,141,217
Deferred revenue	7,263,000	5,963,000
Total current liabilities	8,695,566	7,589,231
Total liabilities	8,695,566	7,589,231

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value
Authorized 50,000,000 shares; issued and outstanding 10,816,029 shares and 10,872,514 shares at December 31, 2005 and June 30, 2006, respectively	86,528	86,980
Additional paid-in capital	93,245,754	93,545,300
Accumulated deficit	(82,035,460)	(82,836,636)
Total stockholders’ equity	11,296,822	10,795,644
Total liabilities and stockholders’ equity	$19,992,388	$18,384,875

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Net Sales and revenue:
License and other revenue	$95,861	$28,120	$164,095	$283,220
Equipment revenue	103,059	14,291	201,480	6,020,013
Total net sales and revenue (notes 2 and 8)	198,920	42,411	365,575	6,303,233

Cost of sales and revenue:
Cost of license and other revenue	—	—	—	—
Cost of equipment revenue (includes share-based compensation expense of $1,144 and $6,497 for the three and six months ended June 30, 2006, respectively)	222,147	53,484	522,230	2,726,276
Total cost of sales and revenue	222,147	53,484	522,230	2,276,276
Gross profit (loss)	(23,227)	(11,073)	(156,655)	3,576,957

Operating expenses:
General and administrative (includes share-based compensation expense of $68,861 and $122,371 for the three and six months ended June 30, 2006, respectively)	650,261	674,869	1,211,874	1,314,487
Marketing and selling (includes share-based compensation expense of $10,353 and $28,924 for the three and six months ended June 30, 2006, respectively)	401,657	300,055	791,913	616,516
Research and development (includes share-based compensation expense of $16,782 and$64,693 for the three and six months ended June 30, 2006, respectively)	1,568,029	1,356,591	3,250,692	2,685,893
Total operating expenses	2,619,947	2,331,515	5,254,479	4,616,896
Loss from operations	(2,643,174)	(2,342,588)	(5,411,134)	(1,039,939)

Other income (expense):
Interest income	46,545	89,259	87,069	153,647
Interest expense	—	—	(536)	—
Other	8,726	87,267	8,727	86,372
Total other income	55,271	176,526	95,260	240,019

Loss from continuing operations before income taxes	(2,587,903)	(2,166,062)	(5,315,874)	(799,920)

Income tax expense	—	—	1,256	1,256
Loss from continuing operations	(2,587,903)	(2,166,062)	(5,317,130)	(801,176)

Discontinued operations:
Loss on disposal	(57,000)	—	(14,715)	—
Loss from discontinued operations	(57,000)	—	(14,715)	—

Net loss (note 2 and 9)	$(2,644,903)	$(2,166,062)	$(5,331,845)	$(801,176)

Earnings (loss) per share:
Basic
Continuing operations	$(0.24)	$(0.20)	$(0.50)	$(0.07)
Discontinued operations	$(0.01)	$—	$—	$—
Net loss	$(0.25)	$(0.20)	$(0.50)	$(0.07)
Diluted
Continuing operations	$(0.24)	$(0.20)	$(0.50)	$(0.07)
Discontinued operations	$(0.01)	$—	$—	$—
Net loss	$(0.25)	$(0.20)	$(0.50)	$(0.07)

Weighted average common shares outstanding
Basic	10,726,305	10,835,385	10,722,968	10,825,761
Diluted (note 7)	10,726,305	10,835,385	10,722,968	10,825,761

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(5,331,845)	$(801,176)
Less: income (loss) from discontinued operations	(14,715)	—
Loss from continuing operations	(5,317,130)	(801,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	—	222,485
Depreciation and amortization	944,353	775,777
Changes in operating assets and liabilities:
Accounts receivable, trade	56,329	26,111
Inventories	(165,881)	1,508,960
Prepaid expenses and other current assets	(105,567)	98,895
Accounts payable	(23,159)	254,143
Accrued liabilities and deferred revenue	4,960,301	(1,360,478)

Net cash provided by operating activities of continuing operations	349,246	724,717

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(87,563)	(27,837)
Other assets	44,066	(69,278)

Net cash used in investing activities of continuing operations	(43,497)	(97,115)

Cash flows from financing activities of continuing operations:

Exercise of stock options and employee stock purchase plan	21,093	73,006
Net cash provided by financing activities of continuing operations	21,093	73,006

Cash flows of discontinued operations:
Operating cash flows	(61,388)	—
Investing cash flows	47,800	—
Net cash used by discontinued operations	(13,588)	—

Net increase in cash and cash equivalents	313,254	700,608

Cash and cash equivalents, beginning of period	7,726,072	6,856,874

Cash and cash equivalents, end of period	$8,039,326	$7,557,482

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$536	$—

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million respectively or $0.01 and $0.02 per share, which consisted of share-based compensation expense related to employee stock options and the employee stock purchase plan. Of this year-to-date expense, sixty nine percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while twelve percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and nineteen percent came from the valuation of shares issued under the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or employee stock purchases recognized during the three and six months ended June 30, 2005 because the Company elected  not to adopt the recognition provisions, and instead provided footnote disclosure permissable under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS 123. Under the intrinsic value method, stock-based compensation expense had not been recognized in the Company’s statement of operations, when the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

 Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and six months ended June 30, 2006, included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option—pricing model (“Black—Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

 (c)  New Accounting Pronouncements

The Company adopted FASB Statement No. 123(R) in the first quarter of 2006 resulting in stock-based compensation expense being recognized of $0.1 million or $0 .01 per share in the second quarter of 2006 and year to date of $0.2 million or $0.02 per share. Of this year to date expense, sixty nine percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while twelve percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and nineteen percent came from the employee stock purchase plan valuation.

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

As of June 30, 2006, the Company had cash and cash equivalents of $7.6 million, including progress payments of $3.5 million received during the 2nd quarter associated with the factory acceptance and shipment of the second i2000 SIMOX implanter order received from SUMCO in the fall of 2005. During the six months ended June 30, 2006, Ibis provided $0.7 million of cash from operating activities of continuing operations as compared to $0.3 million in the six months ended June 30, 2005. The principal uses of cash during the six months ended June 30, 2006 were to fund operations, and additions to property and equipment which totaled approximately $28 thousand. At June 30, 2006, Ibis had commitments to purchase approximately $1.5 million in material. Our headcount for the quarter ended June 30, 2006 was 45 employees.

The Company’s management believes that it will have sufficient cash resources including the cash on hand and the final payment of $1.1 million upon customer acceptance of the second SUMCO unit at its plant in Japan, to support operations through the second quarter of 2007. With the addition of the next implanter order from SUMCO, which the Company believes will occur before the end of 2006, and its subsequent payment, the Company believes it can support operations at current levels through at least the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of a second order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. Revenue recognition and receipt of the final 15% of the purchase price of the second SUMCO implanter will be based on final customer acceptance at the customer’s facility, which is expected to occur in the third quarter of this year. The timing of final acceptance and revenue recognition may vary depending on a number of factors, which include among other things tool performance at the customer site, and no guarantees can be given with respect to whether or when the Company will recognize revenue on this transaction. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	June 30,
	2005	2006
Raw materials	$1,790,923	$2,064,361
Work in process	1,980,513	17,941
Finished goods	2,505,214	2,689,895
Total equipment inventory	$6,276,650	$4,772,197

(5) Accrued Liabilities

Current accrued liabilities were as follows at December 31, 2005 and June 30, 2006.

	December 31,	June 30,
	2005	2006
Accrued Vacation	$125,468	$176,371
Accrued Warranty	653,133	587,554
Accrued Payroll	76,195	77,459
Accrued Expenses	346,899	299,833
Total accrued liabilities	$1,201,695	$1,141,217

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2005 and June 30, 2006 is as follows:

Warranty balance December 31, 2004	$708,830
Expense incurred – 2005	(31,061)
Initiated – 2005	—
Expired – 2005	(24,636)
Warranty balance December 31, 2005	653,133
Expense incurred –2006	(8,638)
Initiated – 2006.	268,000
Expired – 2006	(324,941)
Warranty balance June 30 2006	$587,554

(7) Net Income (Loss) Per Share

Net loss for the quarter ended June 30, 2006 of $2.2 million included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R) of $0.1 million related to employee stock options, and employee stock purchases. Net loss for the six month period ended June 30, 2006 of $0.8 million included stock-based compensation expense under (SFAS 123R) of $0.2 million related to employee stock options and employee stock purchases. Net loss for the quarter ending June 30, 2005 was $2.6 million or $0.25 loss per share, excluding the effects of stock-based compensation expense (SFAS 123R) as disclosed in the footnotes to the financial statements of $0.2 million, or $0.01 per share. Net loss for the six months ending June 30, 2005 was a loss of $5.3 million or $0.50 loss per share, excluding the effects of stock based compensation expense (SFAS 123R) as disclosed in the footnotes to the financial statements of $0.3 million or $0.03 per share. There was no stock-based compensation expense related to employee stock options, or employee stock purchases under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”) in the quarter and six months ended June 30, 2005 because the Company elected not to adopt the recognition provisions of SFAS 123 at that time.

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2005 and June 30, 2006, common stock equivalents of 27,631, 82,914, 125,526 and 135,073, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(8) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and six months ended June 30, 2005 and 2006 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended June 30, 2005	$103,059	$95,861	$198,920
Three Months Ended June 30, 2006	$14,291	$28,120	$42,411
Six Months Ended June 30, 2005	$201,480	$164,095	$365,575
Six Months Ended June 30, 2006	$6,020,013	$283,220	$6,303,233

Operating Income (Loss)
Three Months Ended June 30, 2005	(2,088,775)	95,861	(1,992,914)
Three Months Ended June 30, 2006	(1,695,840)	28,120	(1,667,720)
Six Months Ended June 30, 2005	(4,363,355)	164,095	(4,199,260)
Six Months Ended June 30, 2006	(8,672)	283,220	274,548

Assets
June 30, 2006	10,627,366	39,232	10,666,598

Capital Expenditures
Three Months Ended June 30, 2005	41,272	—	41,272
Three Months Ended June 30, 2006	4,156	—	4,156
Six Months Ended June 30, 2005	87,563	—	87,563
Six Months Ended June 30, 2006	27,837		27,837

Depreciation and Amortization of Property and Equipment
Three Months Ended June 30, 2005	444,131	—	444,131
Three Months Ended June 30, 2006	372,531	—	372,531
Six Months Ended June 30, 2005	917,682	—	917,682
Six Months Ended June 30, 2006	744,985		744,985

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Reconciliation	2005	2006	2005	2006

Net Income (Loss):

Total operating income (loss) for reportable Segments	$(1,992,914)	$(1,667,720)	$(4,199,260)	$274,548
Corporate general & administrative expenses	(650,260)	(674,868)	(1,211,874)	(1,314,487)
Net other income	55,271	176,526	95,260	240,019
Income tax expense	—	—	(1,256)	(1,256)
Loss from discontinued operations	(57,000)	—	(14,715)	—
Net loss	$(2,644,903)	$(2,166,062)	$(5,331,845)	$(801,176)

Capital Expenditures:
Total capital expenditures for reportable segments	$41,272	$4,156	$87,563	$27,837
Corporate capital expenditures	—	—	—	—
Total capital expenditures	$41,272	$4,156	$87,563	$27,837

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$444,131	$372,531	$917,682	$744,985
Corporate depreciation and amortization	12,384	15,648	26,671	30,792
Total depreciation and amortization	$456,515	$388,179	$944,353	$775,777

Balance as of
6/30/06
Assets:
Total assets for reportable segments	$10,666,598
Cash & cash equivalents not allocated to segments	7,557,482
Other unallocated assets	160,795
Total assets	$18,384,875

(9) Employee Stock Benefit Plans

Net income for the quarter ended June 30, 2006 included stock-based compensation expense under SFAS 123 ( R ) of $ 0.1 million. Of this expense, sixty three percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while twenty percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and seventeen percent came from the employee stock purchase plan valuation. Net income for the six months ended June 30, 2006 included stock-based compensation expense under SFAS 123 (R) of $0.2 million. Of this expense, sixty nine percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while twelve percent came from options issued in 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and nineteen percent came from the employee stock purchase plan valuation. Net income for the quarter and six months ended June 30, 2005 did not include any stock-based compensation expense because the Company did not adopt the recognition provisions of SFAS 123.

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The plan provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the six months ended June 30, 2005 and June 30, 2006 the Company issued 19,696 and 56,085 shares respectively under the Purchase Plan. At June, 2006, 212,006 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of June 30, 2006, a total of 3.2 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 0.5 million at June 30, 2006. The remaining unrecognized compensation expense on stock options at June 30, 2006 was $0.6 million. The weighted average period over which the cost is expected to be recognized is approximately 2 years.

As of June 30, 2006 the Company had three equity compensation plans under which our equity securities have benn authorized for issuance to our employees and/or directors: the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan); the 1997 Employee, Directors and Consultant Stock Option Plan, as amended; and the 2000 Employee Stock Purchase Plan, as amended. The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2006	2005	2006
Shares of common stock outstanding	10,739,291	10,872,514	10,739,291	10,872,514
Granted	214,500	7,500	214,500	140,500
Canceled/forfeited	(22,574)	(10,984)	(140,142)	(151,514)
Expired	—	—	—	—
Net options granted	191,926	(3,484)	74,358	(11,014)
Grant dilution (1)	(1.8%)	0.0%	0.7%	0.0%
Exercised	—	400	—	400
Exercised dilution (2)	—	0.0%	—	0.0%

(1)  The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)  The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three and six months ended June 30, 2006 were 10,835,385, 10,960,911, 10,825,761 and 10,960,834 shares respectively. During the three and six months ending June 30, 2006, the dilutive effect of in-the-money employee stock options was 125,526 and 135,073 shares or 1.2% and 1.2% of the basic shares outstanding based on the Company’s average share price of $1.48.

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at December 31, 2004	158,218	1,348,235	$14.06
Granted	(304,500)	304,500	1.46
Exercised	—	—	—
Cancelled/forfeited	331,473	(331,473)	12.95
Expired	—	—	—
Balance outstanding at December 31, 2005	185,191	1,321,262	$11.43
Granted	(140,500)	140,500	3.42
Exercised	—	(400)	1.36
Cancelled/forfeited	151,514	(151,514)	15.90
Expired	(2,500)	—	—
Additional shares reserved	300,000	—	—
Balance outstanding at June 30, 2006	493,705	1,309,848	$10.06

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted			Weighted
		remaining	average			average
Range of	Number	contractual	exercise price	Aggregate	Options	exercise price
exercise prices	outstanding	life (years)	per share	Intrinsic Value	Exercisable	per share
$.01 - 6.00	667,000	8.3	$3.12	$96,848	211,496	$4.25
$6.01 - 9.00	160,171	5.7	$7.85		134,921	$7.85
$9.01 - 13.50	306,752	3.5	$10.19		297,502	$10.16
$13.51 - 20.26	43,325	4.2	$18.25		43,325	$18.25
$20.27 - 30.37	10,250	3.2	$24.10		10,250	$24.10
$30.38 - 45.55	13,250	3.8	$37.27		13,250	$37.27
$45.56 - 68.32	106,100	3.5	$46.48		106,100	$46.48
$68.33 - 98.71	3,000	1.3	$83.06		3,000	$83.06
	1,309,848	6.3	$10.06	$96,848	819,844	$14.26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.25 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The fair value of stock options vested at June 30, 2006 and June 30, 2005 was $4.9 million and $5.6 million, respectively. The total number of in-the-money options exercisable as of June 30, 2006 was 50,700. As of December 31, 2005, 863,221 outstanding options were exercisable, and the weighted average exercise price was $15.85.

Valuation and Expense Information under SFAS 123( R )

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R ) for the three and six months ended June 30, 2006 which was allocated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)	(in thousands)
Cost of sales	$1	$6
Research and development	17	65
Marketing and selling	10	29
General and administration	69	122
Stock-based compensation expense included in operating expenses	$97	$222

The Company capitalized $ 4 thousand and $ 5 thousand of stock-based compensation in inventory for the three and six months ended June 30, 2006 and did not recognize any tax benefits on the stock-based compensation recorded in the periods based on the current tax status of the Company.

The table below reflects net income per share, basic and diluted for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss as reported for prior periods (1)	$(2,644,903)	N/A	$(5,331,845)	N/A
Stock-based compensations expense related to employee stock options and employee stock purchases (2)	(196,165)	(97,141)	(331,496)	(222,485)

Net loss including the effect of stock-based compensation expense (3)	$(2,841,068)	$(2,166,062)	$(5,663,341)	$(801,176)
Per share information, basic and diluted:
Net loss as reported for the prior period (1)	$(0.25)	N/A	$(0.50)	N/A
Net loss, including the effect of stock-based
compensation expense (3)	$(0.26)	$(0.20)	$(0.53)	$(0.07)

(1)  Net income (loss) and net income (loss) per share prior to 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 because we did not adopt the recognition provisions of SFAS123.

(2)  Stock-based compensation expense prior to 2006 is calculated on the pro forma application of SFAS123 as previously disclosed in the notes to the Financial Statements.

(3)  Net income (loss) and net income (loss) per share prior to 2006 represents pro forma information based on SFAS123 as previously disclosed in the notes to the Financial Statements.

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 was $2.39 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended
June 30, 2006
Expected volatility	103.64%
Risk free interest rate	4.91%
Dividend yield	0.00
Expected option life (10 year contractual life options)	6.25

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The Company chose to use the simplified method provided under SAB107 to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The Company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 103.64 percent.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As stock-based compensation expense recognized in the Statement of Operations for the first and second quarter of 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 16.2% and 16.36% respectively. SFAS 123 (R ) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The weighted average estimated fair value of employee stock options granted during the three and six months ended June 30, 2005 was $0.90 using the Black Scholes option-pricing model with the following weighted average assumptions:

Six Months Ended
June 30, 2006
Expected volatility	98.19%
Risk free interest rate	2.90%
Dividend yield	0.00
Expected option life (10 year contractual life options)	4.00

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

(10) Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005, the Magistrate Judge issued a report and recommendation that our motion be granted in part and denied in part.  We and the plaintiffs both filed partial objections to the report and recommendation with the Court.  On March 31, 2006, the court adopted the Magistrate Judge’s report and recommendation, and thus granted in part and denied in part our motion to dismiss the plaintiffs’ claims. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Because we have sold only a small number of implanters to date on an irregular basis, the recognition of revenue from the sale of even one implanter is likely to result in a significant increase in the revenue during that quarter. We recognize implanter revenue in accordance with SAB 104, which includes, among other criteria, the shipment and final customer acceptance of the implanter at the customer’s location. As a result, deferral of implanter revenue will be recorded on our balance sheet until the Company is able to meet these criteria.

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter of 2005 and we received final customer acceptance of the tool at the customer’s site in March 2006. In October of 2005, we received a second order for an i2000 SIMOX implanter from SUMCO and negotiated a master purchase agreement that will govern the general commercial terms of future orders from SUMCO. This implanter was factory accepted by SUMCO at Ibis’ facility in the first quarter of 2006. The implanter was shipped in April 2006 and the Company believes it will be accepted by the end of the third quarter of 2006. Revenue recognition for this implanter will be based on final customer acceptance at the customer’s facility, the timing of which may vary depending on a number of factors, including performance of the tool.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Our most critical accounting policies include: revenue recognition, inventory valuation and reserves, accounts receivable reserves and the assessment of long-lived asset impairment. Actual results may differ from these estimates under different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved.

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

Results of Operations

Second Quarter Ended June 30, 2006 Compared to Second Quarter Ended June 30, 2005

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue decreased for the second quarter ended June 30, 2006 to $28 thousand from $96 thousand for the second quarter ended June 30, 2005, a decrease of $68 thousand or 71%. This decrease is attributable to decreased license revenue from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $14 thousand for the second quarter ended June 30, 2006 from $103 thousand for the second quarter ended June 30, 2005, a decrease of $89 thousand. Field service revenue accounted for $0 dollars of equipment revenue for the second quarter ended June 30, 2006 as compared to $36 thousand of equipment revenue for the same period last year. Sales of spare parts accounted for $14 thousand of equipment revenue for the second quarter ended June 30, 2006 as compared to $67 thousand of equipment revenue for the second quarter ended June 30, 2005. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Net Sales and Revenue.  Total sales and revenue for the second quarter ended June 30, 2006 was $42 thousand, a decrease of $157 thousand, from total net revenue of $199 thousand for the second quarter ended June 30, 2005. This decrease is due to a decrease in license revenue of $68 thousand, a decrease in service revenue of $36 thousand and a decrease in spare parts revenue of $53 thousand.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2006 was $53 thousand, as compared to $222 thousand for the second quarter ended June 30, 2005. This decrease of $169 thousand was primarily due to the reduced volume of sales along with the increase in manufacturing overhead being absorbed from production in the second quarter ended June 30, 2006.

Total cost of sales and revenue including contract and other revenue as well as equipment revenue mentioned above for the second quarter ended June 30, 2006 was $53 thousand as compared to $222 thousand for the second quarter ended June 30, 2005, a decrease of $169 thousand or 76%. The gross margin for all sales was a negative 26% for the second quarter ended June 30, 2006 as compared to a negative gross margin of 12% for the second quarter ended June 30, 2005. The increase in the gross margin for all sales is attributable to the increase in manufacturing overhead being absorbed from production in the second quarter ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the second quarter ended June 30, 2006 were $0.7 million as compared to $0.7 million for the second quarter ended June 30, 2005. This includes $0.1 million of stock-based compensation expense, which impacted the financial statements in compliance with the new accounting rule, in the quarter ended June 30, 2006 and was offset by the reduction of $0.1 million from reduced professional services along with the reduction in bad debt expenses associated with reduced requirements.

Marketing and Selling Expenses.  Marketing and selling expenses for the second quarter ended June 30, 2006 were $0.3 million as compared to $0.4 million for the second quarter ended June 30, 2005. This was due to decreased payroll and payroll related expenses of $0.1 million from headcount reductions.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.2 million or 14% to $1.4 million for the second quarter ended June 30, 2006, as compared to $1.6 million for the second quarter ended June 30, 2005. This was due in part to a reduction in wafer research and development costs of $0.1 million that are now supporting equipment development. In addition, reduced payroll and payroll related expenses of $0.1 million and the reduction of repair and maintenance costs of $0.1 million were partially offset by the increase of $0.1 million in R&D material expenses.

Other Income (Expense).  Total other income for the second quarter ended June 30, 2006 was $0.2 million as compared to $0.1 million for the second quarter ended June 30, 2005 principally as a result of  an increase in interest income in the quarter ended June 30, 2006, which was due to an increase in interest rates.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services.  License and other revenue was $0.3 million for the six months ended June 30, 2006 as compared to $0.2 million for the six months ended June 30, 2005. The increase is attributable to a new sublicense agreement related to equipment technology valued at $0.2 million and was offset by reduced license revenue from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from the sale of implanters, spare parts and field service revenue. Equipment revenue was $6.0 million for the six months ended June 30, 2006 as compared to $0.2 million for the six months ended June 30, 2005, an increase of $5.8 million. During the six months ended June 30, 2006 revenue was recognized for an i2000 implanter of $6.0 million as compared to no implanter revenue recognition in the first six months of 2005. Field service revenue accounted for $0 dollars of equipment revenue for the six months ended June 30, 2006 as compared to $0.1 million of equipment revenue for the same period last year. Sales of spare parts accounted for $0 dollars of equipment revenue for the six months ended June 30, 2006 as compared to $0.1 million of equipment revenue for the six months ended June 30, 2005. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one of two year contract period.

Total Net Sales and Revenue.  Total sales and revenue for the six months ended June 30, 2006 was $6.3 million, an increase of $5.9 million, from total net revenue of $0.4 million for the six months ended June 30, 2005. The increase is due to revenue recognition of an i2000 implanter of $6.0 million during the six months ended June 30, 2006 along with increased license revenue of $0.1 million which was offset by a decrease in service revenue of $0.1 million and spare parts revenue of $0.1 million.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2006 was $2.7 million, compared to $0.5 million for the six months ended June 30, 2005. The increase of $2.2 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the six months ended June 30, 2006.

Total cost of sales and revenue for the six months ended June 30, 2006 was $2.7 million compared to $0.5 million for the six months ended June 30, 2005, an increase of $2.2 million. The gross margin for all sales was positive 57% for the six months ended June 30, 2006 as compared to a negative gross margin of 43% for the six months ended June 30, 2005. This increase in the gross margin for all sales is attributable to the approximate gross margin of 54% for the i2000 implanter sale recognized in the six months ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2006 were $1.3 million compared to $1.2 million for the six months ended June 30, 2005. This was due to $0.2 million of stock-based compensation expense which impacted the financial statements in compliance with the new accounting rule in the six months ended June 30, 2006.

Marketing and Selling Expenses.  Marketing and selling expenses were $0.6 million for the six months ended June 30, 2006 as compared to $0.8 million for the six months ended June 30, 2005. This decrease was due to decreased payroll and payroll related expenses of $0.2 million from headcount reductions.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.6 million or 17%, to $2.7 million for the six months ended June 30, 2006, as compared to $3.3 million for the six months ended June 30, 2005. This was due to a reduction in wafer research and development costs of $0.2 million that are now supporting equipment development. In addition, reduced payroll and payroll related expenses of $0.3 million and the reduction of repair and maintenance costs of $0.1 million contributed to these results.

Other Income (Expense).  Total other income for the six months ended June 30, 2006 was $0.2 million as compared to $0.1 million for the six months ended June 30, 2005, an increase of $0.1 million, principally as a result of  increased interest income which was due to an increase in interest rates.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash and cash equivalents of $7.6 million, including progress payments of $3.5 million received during the 2nd quarter associated with the factory acceptance and shipment of the second i2000 SIMOX implanter order received from SUMCO in the fall of 2005. During the six months ended June 30, 2006, Ibis provided $0.7 million of cash from operating activities of continuing operations as compared to $0.3 million in the six months ended June 30, 2005. The principal uses of cash during the six months ended June 30, 2006 were to fund operations, and additions to property and equipment which totaled approximately $28 thousand. At June 30, 2006, Ibis had commitments to purchase approximately $1.5 million in material. Our headcount for the quarter ended June 30, 2006 was 45 employees.

The Company’s management believes that it will have sufficient cash resources including the cash on hand and the final payment of $1.1 million upon customer acceptance of the second SUMCO unit at its plant in Japan, to support operations through the second quarter of 2007. With the addition of the next implanter order from SUMCO, which the Company believes will occur before the end of 2006, and its subsequent payment, the Company believes it can support operations at current levels through at least the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research and development and it’s manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Moreover, although Ibis is encouraged by the receipt of a second order from SUMCO for an i2000 implanter and the opportunity to work with leading wafer manufacturers like SUMCO to develop further both the i2000 implanter and to improve the SIMOX process, SOI technology is still in an early stage. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors.

Revenue recognition and receipt of the final 15% of the purchase price of the second SUMCO implanter will be based on final customer acceptance at the customer’s facility, which is expected to occur in the third quarter of this year. The timing of final acceptance and revenue recognition may vary depending on a number of additional factors, which include among other things tool performance at the customer site, and no guarantees can be given with respect to whether or when the Company will recognize revenue on this transaction. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the future in order to finance future growth and our research and development programs. There can be no assurance however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the on-site acceptance of the second i2000 implanter ordered by SUMCO, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii)  the timing and likelihood of revenue recognition on, and payment for SUMCO’s second order, (iv) the timing of SUMCO’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (v) the reliance on a small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (vi) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (vii) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (viii) the continued employment of key management and technical personnel, (ix) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (x) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (xi) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xii) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xiii) the Company’s expectations regarding future orders for i2000 implanters, and (xiv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

PART I — ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  As of June 30, 2006, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006,  the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

Five class action securities lawsuits have been filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). On June 4, 2004, the Court entered an order consolidating these actions under the caption In re Ibis Technology Securities Litigation, C.A. 04-10446 RCL. On July 6, 2004, a consolidated amended class action complaint was filed which alleges, among other things, that the Company violated federal securities laws by allegedly making misstatements to the investing public relating to demand for certain Ibis products and intellectual property issues relating to the sale of the i2000 oxygen implanter. The plaintiffs are seeking unspecified damages. On August 5, 2004, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which the relief could be granted. On September 25, 2005, the Magistrate Judge issued a report and recommendation that our motion be granted in part and denied in part.  We and the plaintiffs have both filed partial objections to the report and recommendation with Court. On March 31, 2006, the court adopted the Magistrate Judge’s report and recommendation, and thus granted in part and denied in part our motion to dismiss the plaintiffs’ claims. While we believe that the plaintiffs’ allegations are without merit, and we intend to vigorously defend against the suits, there can be no guarantee as to how they ultimately will be resolved.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Ibis was on May 11, 2006. The following matters were voted on at the meeting:

(1)          Two people were elected to the Board of Directors of the Company to serve for a term ending in 2009 and until their respective successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

Name	Vote For	Vote Withheld

Leslie B. Lewis	9,750,931	222,771

Cosmo S. Trapani	9,752,171	221,531

(2)          The stockholders of the Company voted to amend the Company’s 1997 Employee, Director, and Consultant Stock Option Plan to (a) increase by 300,000 shares the aggregate number of shares of common stock reserved for issuance under this plan and (b) permit the issuance of restricted stock, restricted stock units and other awards in addition to options. Stockholders holding 1,410,535 shares voted in favor of the proposal, stockholders holding 446,283 shares voted against the proposal, stockholders holding 50,953 shares abstained from voting on this proposal and stockholders holding 8,065,931 shares did not vote on this proposal.

(3)          The stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006. Stockholders holding 9,847,810 shares voted in favor of the proposal, stockholders holding 113,790 shares voted against the proposal and stockholders holding 12,102 shares abstained from voting on this proposal.

Item 5 – Other Information

None

Item 6 – Exhibits

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

Ibis Technology Corporation

Date: August 14, 2006	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 14, 2006	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer