Form 10-Q
period 2006-09-30
IBIS TECHNOLOGY CORP
filed 2006-11-13
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20569

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Yes  ☐           No  ☒

10,873,139 shares of Common Stock, par value $.008, were outstanding on November 13, 2006.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$6,856,874	$5,772,099
Accounts receivable, trade, net	90,878	381,395
Inventories, net (note 4)	6,276,650	3,388,252
Prepaid expenses and other current assets	615,702	384,153
Total current assets	13,840,104	9,925,899
Property and equipment	26,448,906	24,721,976
Less: Accumulated depreciation and amortization	(21,352,154)	(20,462,811)
Net property and equipment	5,096,752	4,259,165
Patents and other assets, net	1,055,532	860,049
Total assets	$19,992,388	$15,045,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230,871	$797,292
Accrued liabilities (notes 5 and 6)	1,201,695	1,149,478
Deferred revenue	7,263,000	—
Total current liabilities	8,695,566	1,946,770

Stockholders’ equity:
Undesignated preferred stock, $.01 par value
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value
Authorized 50,000,000 shares; issued and outstanding 10,816,029 shares and 10,873,139 shares at December 31, 2005 and September 30, 2006, respectively	86,528	86,985
Additional paid-in capital	93,245,754	93,610,761
Accumulated deficit	(82,035,460)	(80,599,403)
Total stockholders’ equity	11,296,822	13,098,343
Total liabilities and stockholders’ equity	$19,992,388	$15,045,113

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Net Sales and revenue:
License and other revenue	$120,723	$183,006	$284,818	$466,226
Equipment revenue	42,070	7,040,857	243,550	13,060,870
Total net sales and revenue (notes 2 and 8)	162,793	7,223,863	528,368	13,527,096

Cost of sales and revenue:
Cost of license and other revenue	—	—	—	—
Cost of equipment revenue (includes share-based compensation expense of $5,530 and $12,027 for the three and nine months ended September 30, 2006, respectively)	139,573	2,957,249	661,803	5,683,525
Total cost of sales and revenue	139,573	2,957,249	661,803	5,683,525
Gross profit (loss)	23,220	4,266,614	(133,435)	7,843,571

Operating expenses:
General and administrative (includes share-based compensation expense of $37,138 and $159,509 for the three and nine months ended September 30, 2006, respectively)	525,893	560,240	1,737,767	1,874,727
Marketing and selling (includes share-based compensation expense of $4,425 and $33,349 for the three and nine months ended September 30, 2006, respectively)	272,138	219,470	1,064,051	835,986
Research and development (includes share-based compensation expense of $18,206 and $82,900 for the three and nine months ended September 30, 2006, respectively)	1,371,033	1,342,981	4,621,725	4,028,874
Total operating expenses	2,169,064	2,122,691	7,423,543	6,739,587
Income (loss) from operations	(2,145,844)	2,143,923	(7,556,978)	1,103,984

Other income (expense):
Interest income	59,671	86,644	146,740	240,291
Interest expense	—	—	(536)	—
Other	944	6,666	9,671	93,038
Total other income	60,615	93,310	155,875	333,329

Income (loss) from continuing operations before income taxes	(2,085,229)	2,237,233	(7,401,103)	1,437,313

Income tax expense	—	—	1,256	1,256
Income (loss) from continuing operations	(2,085,229)	2,237,233	(7,402,359)	1,436,057

Discontinued operations:
Gain on disposal	164,591	—	149,876	—
Income from discontinued operations	164,591	—	149,876	—

Net income (loss) (note 2 and 9)	$(1,920,638)	$2,237,233	$(7,252,483)	$1,436,057

Earnings (loss) per share:
Basic
Continuing operations	$(0.19)	$0.21	$(0.69)	$0.13
Discontinued operations	$0.01	$—	$0.01	$—
Net income (loss)	$(0.18)	$0.21	$(0.68)	$0.13
Diluted
Continuing operations	$(0.19)	$0.20	$(0.69)	$0.13
Discontinued operations	$0.01	$—	$0.01	$—
Net income (loss)	$(0.18)	$0.20	$(0.68)	$0.13

Weighted average common shares outstanding
Basic	10,739,291	10,872,928	10,728,469	10,841,656
Diluted (note 7)	10,739,291	10,991,264	10,728,469	10,971,358

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$(7,252,483)	$1,436,057
Less: income from discontinued operations	149,876	—
Income (loss) from continuing operations	(7,402,359)	1,436,057
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	—	287,785
Depreciation and amortization	1,360,899	1,158,384
Changes in operating assets and liabilities:
Accounts receivable, trade	(36,358)	(290,517)
Inventories	(332,184)	2,892,221
Prepaid expenses and other current assets	(77,585)	231,549
Accounts payable	5,977	566,421
Accrued liabilities and deferred revenue	4,917,305	(7,315,217)

Net cash used in operating activities of continuing operations	(1,564,305)	(1,033,317)

Cash flows from investing activities of continuing operations:
Additions to property and equipment, net	(106,023)	(34,956)
Other assets	122,875	(90,358)

Net cash provided by (used in) investing activities of continuing operations	16,852	(125,314)

Cash flows from financing activities of continuing operations:

Exercise of stock options and employee stock purchase plan	29,643	73,856
Net cash provided by financing activities of continuing operations	29,643	73,856

Cash flows of discontinued operations:
Operating cash flows	350,045	—
Investing cash flows	(294,223)	—
Net cash provided by discontinued operations	55,822	—

Net decrease in cash and cash equivalents	(1,461,988)	(1,084,775)

Cash and cash equivalents, beginning of period	7,726,072	6,856,874

Cash and cash equivalents, end of period	$6,264,084	$5,772,099

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$536	$—

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1) Interim Financial Statements

The accompanying financial statements are unaudited and have been prepared by Ibis Technology Corporation (the “Company” or “Ibis”) in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million respectively or $0.01 and $0.03 per share, which consisted of share-based compensation expense related to employee stock options and the employee stock purchase plan. Of this year-to-date expense, fifty eight  percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while eighteen percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and twenty four percent came from the valuation of shares issued under the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or employee stock purchases recognized during the three and nine months ended September 30, 2005 because the Company elected  not to adopt the recognition provisions, and instead provided footnote disclosure permissible under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and nine months ended September 30, 2006, included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(c)  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

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

(3) Liquidity

Historically, the Company has financed its operations and met its capital requirements through funds generated from operations, the issuance of common stock, equipment lines of credit, a working capital line of credit, a term loan, sales-leaseback arrangements and collaborative arrangements. In July 2004, the Company discontinued its wafer manufacturing business and focus exclusively on the equipment manufacturing business.  The Company will maintain a research and development effort focused on continuous improvement of the equipment capabilities and for supporting the Company’s equipment customers’ needs.

As of September 30, 2006, the Company had cash and cash equivalents of $5.8 million, including the final payment of $1.1 million received during the third quarter of 2006 for the final customer acceptance of the i2000 implanter shipped to SUMCO in April 2006. During the nine months ended September 30, 2006, Ibis used $1.0 million of cash from operating activities of continuing operations as compared to $1.6 million in the nine months ended September 30, 2005. The principal uses of cash during the nine months ended September 30, 2006 were to fund operations and additions to property and equipment which totaled approximately $35 thousand. At September 30, 2006, Ibis had commitments to purchase approximately $0.4 million in material. Our headcount for the quarter ended September 30, 2006 was 45 employees.

The Company’s management believes that it will have sufficient cash resources to support current operations through the second quarter of 2007. We expect to receive approximately $800,000 in the fourth quarter from a customer in respect of the expiration of an option to place an order for an additional implanter prior to the end of 2006. With the addition of the next implanter order from SUMCO, which the Company believes will occur during the first half of 2007, and its subsequent payment, the Company believes it could support operations at current levels through at least the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. At present time the Company has only one of the four major wafer manufacturers as its current customer. We currently do not have an order backlog for implanters. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely.

Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the near future in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	September 30,
	2005	2006
Raw materials	$1,790,923	$2,315,755
Work in process	1,980,513	1,072,497
Finished goods	2,505,214	—
Total equipment inventory	$6,276,650	$3,388,252

(5) Accrued Liabilities

Current accrued liabilities were as follows at December 31, 2005 and September 30, 2006.

	December 31,	September 30,
	2005	2006
Accrued Vacation	$125,468	$149,932
Accrued Warranty	653,133	511,246
Accrued Payroll	76,195	151,051
Accrued Expenses	346,899	337,249
Total accrued liabilities	$1,201,695	$1,149,478

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2005 and September 30, 2006 is as follows:

Warranty balance December 31, 2004	$708,830
Expense incurred – 2005	(31,061)
Initiated – 2005	—
Expired – 2005	(24,636)
Warranty balance December 31, 2005	653,133
Expense incurred –2006	(85,673)
Initiated – 2006	608,220
Expired – 2006	(664,434)
Warranty balance September 30, 2006	$511,246

(7) Net Income (Loss) Per Share

Net income for the quarter ended September 30, 2006 of $2.2 million included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R) of $0.1 million related to employee stock options, and employee stock purchases. Net income for the nine month period ended September 30, 2006 of $1.4 million included stock-based compensation expense under (SFAS 123R) of $0.3 million related to employee stock options and employee stock purchases. Net loss for the quarter ending September 30, 2005 was $1.9 million or $0.18 loss per share, excluding the effects of stock-based compensation expense (SFAS 123R) as disclosed in the footnotes to the financial statements of $0.2 million, or $0.02 per share. Net loss for the nine months ending September 30, 2005 was a loss of $7.3 million or $0.68 loss per share, excluding the effects of stock-based compensation expense (SFAS 123R) as disclosed in the footnotes to the financial statements of $0.5 million or $0.04 per share. There was no stock-based compensation expense related to employee stock options, or employee stock purchases under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”) in the quarter and nine months ended September 30, 2005 because the Company elected not to adopt the recognition provisions of SFAS 123 at that time.

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. For the three and nine months ended September 30, 2006 the company did report both basic and diluted earnings per share because it reported net income in those quarters. As the Company was in a net loss position for the three and nine months ended September 30, 2005, common stock equivalents of 80,557 and 94,793, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for these periods presented.

(8) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and nine months ended September 30, 2005 and 2006 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended September 30, 2005	$42,070	$120,723	$162,793
Three Months Ended September 30, 2006	$7,040,857	$183,006	$7,223,863
Nine Months Ended September 30, 2005	$243,550	$284,818	$528,368
Nine Months Ended September 30, 2006	$13,060,870	$466,226	$13,527,096

Operating Income (Loss)
Three Months Ended September 30, 2005	(1,740,674)	120,723	(1,619,951)
Three Months Ended September 30, 2006	2,521,157	183,006	2,704,163
Nine Months Ended September 30, 2005	(6,104,029)	284,818	(5,819,211)
Nine Months Ended September 30, 2006	2,512,485	466,226	2,978,711

Assets
September 30, 2006	8,769,953	340,014	9,109,967

Capital Expenditures
Three Months Ended September 30, 2005	18,460	—	18,460
Three Months Ended September 30, 2006	7,119	—	7,119
Nine Months Ended September 30, 2005	106,023	—	106,023
Nine Months Ended September 30, 2006	34,956	—	34,956

Depreciation and Amortization of Property and Equipment
Three Months Ended September 30, 2005	376,390	—	376,390
Three Months Ended September 30, 2006	367,620	—	367,620
Nine Months Ended September 30, 2005	1,294,072	—	1,294,072
Nine Months Ended September 30, 2006	1,112,605	—	1,112,605

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Reconciliation	2005	2006	2005	2006

Net Income (-Loss):
Total operating income (loss) for reportable Segments	$(1,619,951)	$2,704,163	$(5,819,211)	$2,978,711
Corporate general & administrative expenses	(525,893)	(560,240)	(1,737,767)	(1,874,727)
Net other income	60,615	93,310	155,875	333,329
Income tax expense	—	—	(1,256)	(1,256)
Gain from discontinued operations	164,591	—	149,876	—
Net income (loss)	$(1,920,638)	$2,237,233	$(7,252,483)	$1,436,057

Capital Expenditures:
Total capital expenditures for reportable segments	$18,460	$7,119	$106,023	$34,956
Corporate capital expenditures	—	—	—	—
Total capital expenditures	$18,460	$7,119	$106,023	$34,956

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$376,390	$367,620	$1,294,072	$1,112,605
Corporate depreciation and amortization	40,156	14,987	66,827	45,779
Total depreciation and amortization	$416,546	$382,607	$1,360,899	$1,158,384

Balance as of
9/30/06
Assets:
Total assets for reportable segments	$9,109,967
Cash & cash equivalents not allocated to segments	5,772,099
Other unallocated assets	163,047
Total assets	$15,045,113

(9) Employee Stock Benefit Plans

Net income for the quarter ended September 30, 2006 included stock-based compensation expense under SFAS 123 ( R ) of $ 0.1 million. Of this expense, twenty percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while thirty eight percent came from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and forty two percent came from the employee stock purchase plan valuation. Net income for the nine months ended September 30, 2006 included stock-based compensation expense under SFAS 123 (R) of $0.3 million. Of this expense, fifty eight percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while eighteen percent came from options issued in 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and twenty four percent came from the employee stock purchase plan valuation. Net income for the quarter and nine months ended September 30, 2005 did not include any stock-based compensation expense because the Company did not adopt the recognition provisions of SFAS 123.

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The plan provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the nine months ended September 30, 2005 and September 30, 2006 the Company issued 19,696 and 56,085 shares respectively under the Purchase Plan. At September, 2006, 212,006 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of September 30, 2006, a total of 3.2 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 0.5 million at September 30, 2006. The remaining unrecognized compensation expense on stock options at September 30, 2006 was $0.5 million. The weighted average period over which the cost is expected to be recognized is approximately 2 years.

As of September 30, 2006 the Company had three equity compensation plans under which our equity securities have been authorized for issuance to our employees and/or directors: the 2000 Employee Stock Purchase Plan, as amended (described above), the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan);and the 1997 Employee, Directors and Consultant Stock Option Plan, as amended. The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2006	2005	2006
Shares of common stock outstanding	10,739,291	10,873,139	10,739,291	10,873,139

Granted	90,000	—	304,500	140,500
Canceled/forfeited	(132,119)	(13,642)	(272,261)	(165,156)
Expired	—	—	—	—
Net options granted	(42,119)	(13,642)	32,239	(24,656)

Grant dilution (1)	(0.4)%	0.0%	0.3%	0.0%

Exercised	—	625	—	1,025
Exercised dilution (2)	—	0.0%	—	0.0%

(1)  The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)  The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three and nine months ended September 30, 2006 were 10,872,928 10,991,264, 10,841,656 and 10,971,358 shares respectively. During the three and nine months ending September 30,

2006, the dilutive effect of in-the-money employee stock options was 118,385 and 129,702 shares or 1.1% and 1.2% of the basic shares outstanding based on the Company’s average share price of $1.48.

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at December 31, 2004	158,218	1,348,235	$14.06
Granted	(304,500)	304,500	1.46
Exercised	—	—	—
Cancelled/forfeited	331,473	(331,473)	12.95
Expired	—	—	—
Balance outstanding at December 31, 2005	185,191	1,321,262	$11.43
Granted	(140,500)	140,500	3.42
Exercised	—	(1,025)	1.36
Cancelled/forfeited	165,156	(165,156)	16.56
Expired	(7,700)	—	—
Additional shares reserved	300,000	—	—
Balance outstanding at September 30, 2006	502,147	1,295,581	$9.92

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006:

Options Outstanding							Options Exercisable
				Weighted
				Average	Weighted			Weighted
				remaining	average			average
Range of			Number	contractual	exercise price	Aggregate	Options	exercise price
exercise prices			outstanding	life (years)	per share	Intrinsic Value	Exercisable	per share
$ .01	-	6.00	665,000	8.1	$3.12	$160,820	263,311	$3.95
$ 6.01	-	9.00	152,971	5.7	$7.89		127,721	$7.90
$ 9.01	-	13.50	306,035	3.3	$10.19		298,660	$10.16
$ 13.51	-	20.26	42,575	4.0	$18.29		42,575	$18.29
$ 20.27	-	30.37	10,250	3.0	$24.10		10,250	$24.10
$ 30.38	-	45.55	13,250	3.5	$37.27		13,250	$37.27
$ 45.56	-	68.32	104,500	3.3	$46.33		104,500	$46.33
$ 68.33	-	98.71	1,000	3.5	$89.94		1,000	$89.94
			1,295,581	6.1	$9.92	$160,820	861,267	$13.39

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.57 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The fair value of stock options vested at September 30, 2006 and September 30, 2005 was $4.9 million and $5.4 million, respectively. The total number of in-the-money options exercisable as of September 30, 2006 was 101,200. As of December 31, 2005, 863,221 outstanding options were exercisable, and the weighted average exercise price was $15.85.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R) for the three and nine months ended September 30, 2006 which was allocated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)	(in thousands)
Cost of sales	$6	$12
Research and development	18	83
Marketing and selling	4	33
General and administration	38	160
Stock-based compensation expense included in operating expenses	$66	$288

As of September 30, 2006 the Company capitalized $ 4 thousand of stock-based compensation in inventory. The Company did not recognize any tax benefits on the stock-based compensation recorded in the periods based on the current tax status of the Company.

The table below reflects net income per share, basic and diluted for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine months Ended September30,
	2005	2006	2005	2006
Net loss as reported for prior periods (1)	$(1,920,638)	N/A	$(7,252,483)	N/A
Stock-based compensations expense related to employee stock options and employee stock purchases (2)	(192,978)	(65,300)	(524,474)	(287,785)
Net income (loss) including the effect of stock-based compensation expense (3)	$(2,113,616)	$2,237,233	$(7,776,957)	$1,436,057
Per share information, basic and diluted:

Net loss as reported for the prior period (1)	$(0.18)	N/A	$(0.68)	N/A
Net income (loss) including the effect of stock-based compensation expense (3)	$(0.20)	$.21	$(0.72)	$0.13

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

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 was $2.39 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2006
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

As stock-based compensation expense recognized in the Statement of Operations for the nine months ended September 30, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 16.36%. SFAS 123 (R ) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The weighted average estimated fair value of employee stock options granted during the nine months ended September 30, 2005 was $1.05 using the Black Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended
September 30, 2005
Expected volatility	97.62%
Risk free interest rate	2.91%
Dividend yield	0.00
Expected option life (10 year contractual life options)	4.00

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

(10) Legal Proceedings

On October 2, 2006, the Company announced that it had reached an agreement in principle to settle the five class action securities lawsuits filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). The settlement in principle announced on October 2, 2006 is subject to and contingent on, the negotiation and execution of a formal settlement agreement and final Court approval. The proposed settlement, which provides for a payment to the plaintiffs of $1.9 million and is to be funded entirely by the Company’s insurance carrier, will not have a material adverse effect on our business, results of operations and financial condition.

Ibis remains a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL). The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against Ibis in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to Ibis. The complaint seeks unspecified money damages and other relief ostensibly on behalf of Ibis. On June 4, 2004, the Court entered an order staying this matter pending the entry of a final order on any motion filed by the Company to dismiss the consolidated class action complaint referenced above. This continuing litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.

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

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter of 2005 and we received final customer acceptance of the tool at the customer’s site in March 2006. In October of 2005, we received a second order for an i2000 SIMOX implanter from SUMCO and negotiated a master purchase agreement that will govern the general commercial terms of future orders from SUMCO. This implanter was factory accepted by SUMCO at Ibis’ facility in the first quarter of 2006. The implanter was shipped in April 2006 and final customer acceptance at the customer’s facility occurred in August, 2006, with the revenue recognized in the quarter ended September 30, 2006.

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

Results of Operations

Third Quarter Ended September 30, 2006 Compared to Third Quarter Ended September 30, 2005

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue increased for the third quarter ended September 30, 2006 to $0.2 million from $0.1 million for the third quarter ended September 30, 2005, an increase of $62 thousand or 52%. This increase is attributable to increased license revenue from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue increased to $7.0 million for the third quarter ended September 30, 2006 from $0.1 million for the third quarter ended September 30, 2005, an increase of $6.9 million as a result of final customer acceptance of the implanter the Company shipped to SUMCO in April of this year. Sales of spare parts accounted for $41 thousand of equipment revenue for the third quarter ended September 30, 2006 as compared to $42 thousand of equipment revenue for the third quarter ended September 30, 2005. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Net Sales and Revenue.  Total sales and revenue for the third quarter ended September 30, 2006 was $7.2 million, an increase of $7.0 million, from total net revenue of $0.2 million for the third quarter ended September 30, 2005. This increase is due to revenue recognition associated with final customer acceptance of the implanter the Company shipped to SUMCO in April of this year of $7.0 million.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the third quarter ended September 30, 2006 was $2.9 million, as compared to $0.1 million for the third quarter ended September 30, 2005. This increase of $2.8 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the third quarter ended September 30, 2006.

Total cost of sales and revenue including contract and other revenue as well as equipment revenue mentioned above for the third quarter ended September 30, 2006 was $2.9 million as compared to $0.1 million for the third quarter ended September 30, 2005, an increase of $2.8 million. The gross margin for all sales was a positive 59% for the third quarter ended September 30, 2006 as compared to a positive gross margin of 14% for the third quarter ended September 30, 2005. The increase in the gross margin for all sales is attributable to the approximate gross margin of 55% for the i2000 implanter sale recognized in the third quarter ended September 30, 2006 as compared to no implanter gross margin for the quarter ended September 30, 2005 as well as the $0.3 million in reduction in cost from the expiration of customer warranty coverage associated with the i2000 implanter revenue recognized in the third quarter ended September 30, 2004.

General and Administrative Expenses.  General and administrative expenses for the third quarter ended September 30, 2006 were $0.6 million as compared to $0.5 million for the third quarter ended September 30, 2005. This includes $0.1 million of stock-based compensation expense, which impacted the financial statements in compliance with the new accounting rule, in the quarter ended September 30, 2006.

Marketing and Selling Expenses.  Marketing and selling expenses for the third quarter ended September 30, 2006 were $0.2 million as compared to $0.3 million for the third quarter ended September 30, 2005. This was due to decreased payroll expenses of $0.1 million due to labor being charged to cost of sales and warranties in the quarter ended September 30, 2006 as compared to operating expenses in the quarter ended September 30, 2005.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.1 million or 2% to $1.3 million for the third quarter ended September 30, 2006, as compared to $1.4 million for the third quarter ended September 30, 2005. This was due to a reduction in payroll and payroll related expenses of $0.1 million from headcount reductions.

Other Income (Expense).  Total other income for the third quarter ended September 30, 2006 was $0.1 million as compared to $0.2 million for the third quarter ended September 30, 2005. Other Income during the quarter is principally composed of interest income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services.  License and other revenue was $0.5 million for the nine months ended September 30, 2006 as compared to $0.3 million for the nine months ended September 30, 2005. The increase is attributable to a new sublicense agreement related to equipment technology valued at $0.2 million.

Equipment Revenue.  Equipment revenue represents revenue recognized from the sale of implanters, spare parts and field service revenue. Equipment revenue was $13.1 million for the nine months ended September 30, 2006 as compared to $0.2 million for the nine months ended September 30, 2005, an increase of $12.8 million. During the nine months ended September 30, 2006 revenue was recognized for two i2000 implanters for $13.0 million as compared to no implanter revenue recognition in the first nine months of 2005. Field service revenue accounted for $0 dollars of equipment revenue for the nine months ended September 30, 2006 as compared to $0.1 million of equipment revenue for the same period last year. Sales of spare parts accounted for $0.1million of equipment revenue for the nine months ended September 30, 2006 as compared to $0.1 million of equipment revenue for the nine months ended September 30, 2005. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Net Sales and Revenue.  Total sales and revenue for the nine months ended September 30, 2006 was $13.5 million, an increase of $13.0 million, from total net revenue of $0.5 million for the nine months ended September 30, 2005. The increase is due to revenue recognition for two i2000 implanters of $13.0 million during the nine months ended September 30, 2006 along with increased license revenue of $0.2 million which was offset by a decrease in service revenue of $0.1 million and spare parts revenue of $0.1 million.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the nine months ended September 30, 2006 was $5.7 million, compared to $0.7 million for the nine months ended September 30, 2005. The increase of $5.0 million was primarily due to the costs associated with the recognition of revenue for the two i2000 implanters in the nine months ended September 30, 2006.

Total cost of sales and revenue for the nine months ended September 30, 2006 was $5.7 million compared to $0.7 million for the nine months ended September 30, 2005, an increase of $5.0 million. The gross margin for all sales was positive 58% for the nine months ended September 30, 2006 as compared to a negative gross margin of 25% for the nine months ended September 30, 2005. This increase in the gross margin for all sales is attributable to the approximate gross margin of 55% for the two i2000 implanter sales recognized in the nine months ended September 30, 2006 and $0.6 million reduction in cost from the expiration of warranties on two i2000 implanters.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2006 were $1.9 million compared to $1.7 million for the nine months ended September 30, 2005. This was primarily due to $0.2 million of stock-based compensation expense which impacted the financial statements in compliance with the new accounting rule in the nine months ended September 30, 2006.

Marketing and Selling Expenses.  Marketing and selling expenses were $0.8 million for the nine months ended September 30, 2006 as compared to $1.1 million for the nine months ended September 30, 2005. This decrease was due to decreased payroll and payroll related expenses of $0.3 million from headcount reductions.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.6 million or 13%, to $4.0 million for the nine months ended September 30, 2006, as compared to $4.6 million for the nine months ended September 30, 2005. This was due to a reduction in wafer research and development costs of $0.2 million that are now supporting equipment development. In addition, reduced payroll and payroll related expenses of $0.3 million and the reduction of repair and maintenance costs of $0.1 million contributed to these results.

Other Income (Expense).  Total other income for the nine months ended September 30, 2006 was $0.3 million as compared to $0.3 million for the nine months ended September 30, 2005. Other income is principally composed of  interest income.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $5.8 million, including the final payment of $1.1 million received during the third quarter for final customer acceptance of the i2000 SIMOX implanter shipped to SUMCO. During the nine months ended September 30, 2006, Ibis used $1.0 million of cash from operating activities of continuing operations as compared to $1.6 million in the nine months ended September 30, 2005. The principal uses of cash during the nine months ended September 30, 2006 were to fund operations, and additions to property and equipment which totaled approximately $35 thousand. At September 30, 2006, Ibis had commitments to purchase approximately $0.4 million in material. Our headcount for the quarter ended September 30, 2006 was 45 employees.

The Company’s management believes that it will have sufficient cash resources to support operations through the second quarter of 2007. We expect to receive approximately $800,000 in the fourth quarter from a customer in respect of the expiration of an option to place an order for an additional implanter prior to the end of 2006. With the addition of the next implanter order from SUMCO, which the Company believes will occur during the first half of 2007, and its subsequent payment, the Company believes it could support operations at current levels through at least the next twelve months. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. The Company intends to continue to invest in research and development and its manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors.

At present time the Company has only one of the four major wafer manufacturers as its current customer. We currently do not have an order backlog for implanters. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing and anticipates that we may be required to raise additional capital in the near future in order to finance future growth and our research and development programs. There can be no assurance however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the Company’s expectations regarding future orders for i2000 implanters, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii) the timing of SUMCO’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (iv) the reliance on a single or small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (v) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (vi) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (vii) the continued employment of key management and technical personnel, (viii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (ix) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (x) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xi) the Company’s plan to focus on supplying implanters to wafer manufacturers, and (xii) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006,  the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On October 2, 2006, the company announced that it had reached an agreement in principle to settle the five class action securities lawsuits filed in the United States District Court in the District of Massachusetts against Ibis and its President and CEO: Martin Smolowitz v. Ibis Technology Corporation., et al., Civ. No. 03-12613 (RCL) (D. Mass.); Fred Den v. Ibis Technology Corporation., et al., Civ. No. 04-10060 (RCL) (D. Mass.); Weinstein v. Ibis Technology Corporation., et al., Civ. No. 04-10088 (RCL) (D. Mass.); George Harrison v. Ibis Technology Corporation., et al., Civ. No. 04-10286 (RCL) (D. Mass.); and Eleanor Pitzer v. Ibis Technology Corporation., et al, Civ. No. 04-10446 (RCL) (D. Mass.). The settlement in principle announced on October 2, 2006 is subject to, and contingent upon the negotiation and execution of a formal settlement agreement and final court approval after notice to the class. The proposed settlement, which provides for a payment to the plaintiffs of $1.9 million and is to be funded entirely by the company’s insurance carrier, will not have a material adverse effect on our business, results of operations and financial condition.

Ibis remains a nominal defendant in a shareholder derivative action filed in February 2004 against certain of its directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL). The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against Ibis in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to Ibis. The complaint seeks unspecified money damages and other relief ostensibly on behalf of Ibis. On June 4, 2004, the Court entered an order staying this matter pending the entry of a final order on any motion filed by the Company to dismiss the consolidated class action complaint referenced above.  This continuing litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict.

Item 1A.     Risk Factors

Given the settlement described in Item No. 1 above, the “Risk Factor” in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2005.under the heading “Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business” should be understood to include only: (i) the risks described therein if the parties are unable to negotiate a mutually acceptable settlement and/or such settlement is not approved by the court or otherwise effected in a timely manner, and (ii) those risks attendant to the ongoing derivative litigation.

Except as described in this Item 1A, for information regarding risk factors, please refer to Item 1A in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2005.

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

Ibis Technology Corporation

Date: November 13, 2006	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 13, 2006	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer