Form 10-Q
period 2007-03-31
IBIS TECHNOLOGY CORP
filed 2007-05-15
CIK 855182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20569

Form 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

12,315,481 shares of Common Stock, par value $.008, were outstanding on March 31, 2007.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

	(Audited)	(Unaudited)
	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$4,812,477	$5,611,675
Accounts receivable, trade, net	349,154	244,839
Inventories, net (note 4)	3,575,296	3,528,943
Prepaid expenses and other current assets	290,780	357,065
Total current assets	9,027,707	9,742,522
Property and equipment	24,728,824	24,713,747
Less: Accumulated depreciation and amortization	(20,744,772)	(21,017,328)
Net property and equipment	3,984,052	3,696,419
Patents and other assets, net	777,082	676,006
Total assets	$13,788,841	$14,114,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$409,705	$374,981
Accrued liabilities (notes 5 and 6)	973,994	839,026
Deferred revenue	150,000	—
Total current liabilities	1,533,699	1,214,007
Stockholders’ Equity:
Undesignated preferred stock, $.01 par value
Authorized 2,000,000 shares; none issued	—	—-
Common stock, $.008 par value
Authorized 50,000,000 shares; issued and outstanding 10,915,481 shares and 12,315,481 shares at December 31, 2006 and March 31, 2007, respectively	87,324	98,524
Additional paid-in capital	93,798,393	95,902,749
Accumulated deficit	(81,630,575)	(83,100,333)
Total stockholders’ equity	12,255,142	12,900,940
Total liabilities and stockholders’ equity	$13,788,841	$14,114,947

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31
	2006	2007
Net Sales and revenue:
License and other revenue	$255,100	$84,144
Equipment revenue	6,005,722	245,919
Total net sales and revenue (notes 2 and 8)	6,260,822	330,063
Cost of sales and revenue:
Cost of license and other revenue	—	—
Cost of equipment revenue (includes share-based compensation expense of $5,352 and $7,444 for the three months ended March 31, 2006, and 2007 respectively)	2,672,792	115,838
Total cost of sales and revenue	2,672,792	115,838
Gross profit	3,588,030	214,225
Operating expenses:
General and administrative (includes share-based compensation expense of $53,510 and $62,294 for the three months ended March 31 2006, and 2007 respectively)	639,618	560,480
Marketing and selling (includes share-based compensation expense of $18,571 and $15,861 for the three months ended March 31, 2006 and 2007, respectively)	316,461	220,487
Research and development (includes share-based compensation expense of $47,911 and $43,655 for the three months ended March 31, 2006 and 2007, respectively)	1,329,302	1,064,362
Total operating expenses	2,285,381	1,845,329
Income (loss) from operations	1,302,649	(1,631,104)
Other income (expense):
Interest income	64,388	56,890
Other	(895)	105,712
Total other income	63,493	162,602
Income (loss) before income taxes	1,366,142	(1,468,502)
Income tax expense.	1,256	1256
Net income (loss) (note 2 and 9)	$1,364,886	$(1,469,758)
Earnings (loss) per share:
Basic
Basic	$0.13	$(0.13)
Diluted	$0.12	$(0.13)
Weighted average common shares outstanding
Basic	10,816,029	11,537,703
Diluted (note 7)	10,961,430	11,537,703

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$1,364,886	$(1,469,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	125,344	129,254
Depreciation and amortization	387,598	388,709
Changes in operating assets and liabilities:
Accounts receivable, trade	(4,746,888)	104,315
Inventories	2,080,336	46,353
Prepaid expenses and other current assets	28,870	(66,285)
Accounts payable	294,796	(34,724)
Accrued liabilities and deferred revenue	(1,264,163)	(284,968)
Net cash used in operating activities	(1,729,221)	(1,187,104)
Cash flows from investing activities:
Additions to property and equipment, net	(23,681)	—
Other assets	(43,171)	—
Net cash used in investing activities	(66,852)	—
Cash flows from financing activities:
Proceeds from sales of common stock, net of issuance cost	—	1,986,302
Net Cash provided by financing activities	—	1,986,302
Net increase (decrease) in cash and cash equivalents	(1,796,073)	799,198
Cash and cash equivalents, beginning of period	6,856,874	4,812,477
Cash and cash equivalents, end of period	$5,060,801	$5,611,675

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

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K as filed on March 28, 2007.

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

(b) Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the 2000 Employee Stock Purchase Plan (“the ESPP”), restricted stock and other special equity awards based on grant date estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

 The Company’s financial statements as of and for the three months ended March 31, 2006 and March 31, 2007 reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 and March 31, 2007 were both $0.1 million  or $0.01 per share, which consisted of share-based compensation expense related to employee stock options and the employee stock purchase plan. Of this quarter ended March 31, 2007 expense, twenty seven percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while fifty eight percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and fifteen percent came from the valuation of shares issued under the employee stock purchase plan. This compares to the expense for the quarter ended March 31, 2006 where seventy five percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while five percent come from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance and twenty percent come from the valuation of shares issued under the employee stock purchase plan.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations.

 Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three months ended March 31, 2006 and March 31, 2007 included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2006 and March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option—pricing model (“Black—Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

 (c)  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at March 31, 2007, the Company had no unrecognized tax benefits.  Ibis classifies any interest and penalties related to income taxes as components of income tax expense.

The tax years 2000 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.  Preceding years also remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses (NOLs) and research and development (R&D) tax credits generated in each preceding year.

As of December 31, 2006, we had federal and state NOLs of approximately $87,082,000 and $52,405,000, respectively, and federal and state R&D credit carryforwards of approximately $1,000,000 and $905,000, respectively,which can be used to offset future federal and state income tax liabilities prior to expiration on various dates through 2026.

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.  These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax.  In general, an ownership change, as defined in Section 382, results from transactions which increase the ownership of certain 5% or greater shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined in Section 382, or could result in a change of control in the future upon subsequent disposition.  The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation.  If the Company has experienced a change of control at any time since formation, or if Ibis experiences a change of control in the future, utilization of the NOL and R&D credit carryforwards would be subject to an annual limitation under Section 382.  Any limitation may result in expiration of all or a portion of the NOL or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact this FASB will have on our results from operations or financial position.

(3) Liquidity

Historically, the Company has financed its operations and met its capital requirements through funds generated from operations, the issuance of common stock, equipment lines of credit, a working capital line of credit, a term loan, sales-leaseback arrangements and collaborative arrangements. In July 2004, the Company discontinued its wafer manufacturing business to focus exclusively on the equipment manufacturing business. The Company will maintain a research and development effort focused on continuous improvement of the equipment capabilities and for supporting our equipment customers’ needs.

As of March 31, 2007, the Company had cash and cash equivalents of $5.6 million, including the financing payment of $2.2 million received during the quarter from the sale of 1.4 million shares of common stock and 1.05 million warrants. During the three months ended March 31, 2007, Ibis used $1.2 million of cash from operating activities of continuing operations as compared to $1.7 million in the three months ended March 31, 2006. The principal uses of cash during the three months ended March 31, 2007 were to fund operations. At March 31, 2007, Ibis had commitments to purchase approximately $0.2 million in material. Our headcount for the quarter ended March 31, 2007 was 34 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations until at least November of 2008. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. In January, 2007 the Company announced that to conserve cash it was reducing its operating expense by approximately 40% which involved cost cutting measures consisting of headcount reductions, consulting at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. On February 16, 2007 the Company entered into a purchase agreement pursuant to which it agreed to sell unregistered shares of its common stock and warrants exercisable for common stock to Special Situation Funds for an aggregate purchase price of $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds. In connection with the transaction, the Company also entered into a registration rights agreement with the investors. The Company paid a placement fee to a placement agent of approximately $0.2 million, which represents a cash fee equal to 5% of the gross proceeds and issued 105,185 warrants exercisable for common stock with a dollar value equal to 5% of the gross proceeds received by the company in the second financing. A payment of approximately $0.1 million was made and warrants to purchase 74,434 shares of common stock were issued to the placement agent in connection with the first closing. All of the securities were sold in a private placement pursuant to regulation D of the Securities Act. The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. At present time the Company has only one of the four major wafer manufacturers as its current customer. We currently do not have an order backlog for implanters. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	March 31,
	2006	2007
Raw materials	$1,445,182	$1,474,448
Work in process	2,130,114	2,054,495
Finished goods	—	—
Total equipment inventory	$3,575,296	$3,528,943

(5) Accrued Liabilities

Current accrued liabilities were as follows at December 31, 2006 and March 31, 2007.

	December 31,	March 31,
	2006	2007
Accrued vacation	$156,213	$160,014
Accrued warranty	435,979	260,617
Accrued payroll	128,343	107,329
Accrued expenses	253,459	311,066
Total accrued liabilities	$973,994	$839,026

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2006 and March 31, 2007 is as follows:

Warranty balance December 31, 2005	$653,133
Expense incurred — 2006	(160,939)
Initiated — 2006	608,220
Expired — 2006	(664,435)
Warranty balance December 31, 2006	435,979
Expense incurred —2007	(15,715)
Initiated — 2007	—
Expired — 2007	(159,647)
Warranty balance March 31, 2007	$260,617

(7) Net Income (Loss) Per Share

Net loss for the quarter ended March 31, 2007 of $1.5 million or a loss of $0.13 per share, included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R) of $0.1 million related to employee stock options, and employee stock purchases.  Net income for the quarter ending March 31, 2006 was $1.4 million or $0.12 income per share fully diluted, including stock-based compensation expense of $0.1 million, or $0.01 per share.

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. For the three months ended March 31, 2006 the company did report both basic and diluted earnings per share because it reported net income in the quarter. As the Company was in a net loss position for the three months ended March 31, 2007, common stock equivalents of 8,416 were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the period presented.

(8) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three months ended March 31, 2006 and 2007 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended March 31, 2006	$6,005,722	$255,100	$6,260,822
Three Months Ended March 31, 2007	$245,919	$84,144	$330,063

Operating Income (Loss)
Three Months Ended March 31, 2006	1,687,168	255,100	1,942,268
Three Months Ended March 31, 2007	(1,154,768)	84,144	(1,070,624)

Assets
March 31, 2007	8,055,723	147,364	8,203,087

Capital Expenditures
Three Months Ended March 31, 2006	23,681	—	23,681
Three Months Ended March 31, 2007	—	—	—

Depreciation and Amortization of Property and Equipment
Three Months Ended March 31, 2006	372,454	—	372,454
Three Months Ended March 31, 2007	368,755	—	368,755

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended March 31,
	2006	2007
Segment Reconciliation

Net Income (-Loss):
Total operating income (loss) for reportable Segments	$1,942,268	$(1,070,624)
Corporate general & administrative expenses	(639,619)	(560,480)
Net other income	63,493	162,602
Income tax expense	(1,256)	(1,256)
Net income (loss)	$1,364,886	$(1,469,758)

Capital Expenditures:
Total capital expenditures for reportable segments	$23,681	$—
Corporate capital expenditures	—	—
Total capital expenditures	$23,681	$—

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$372,454	$368,755
Corporate depreciation and amortization	15,144	19,954
Total depreciation and amortization	$387,598	$388,709

		Balance as of
		3/31/07
Assets:
Total assets for reportable segments		$8,203,087
Cash & cash equivalents not allocated to segments		5,611,675
Other unallocated assets		300,185
Total assets		$14,114,947

(9) Employee Stock Benefit Plans

Net loss for the quarter ended March 31, 2007 included stock-based compensation expense under SFAS 123(R) of $ 0.1 million. Of this expense, twenty- seven percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while fifty eight percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and fifteen percent came from the employee stock purchase plan valuation. Net income for the three months ended March 31, 2006 included stock-based compensation expense under SFAS 123(R) of $0.1 million. Of this expense, seventy five percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while five percent came from options issued in 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and twenty percent came from the employee stock purchase plan valuation.

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The plan provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the three months ended March 31, 2006 and March 31, 2007 the Company issued no shares under the Purchase Plan. At March 31, 2007, 169,664 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of March 31, 2007, a total of 3.2 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 0.2 million at March 31, 2007. The remaining unrecognized compensation expense on stock options at March 31, 2007 was $0.7 million. The weighted average period over which the cost is expected to be recognized is approximately 2 years.

As of March 31, 2007 the Company had three equity compensation plans under which our equity securities have been authorized for issuance to our employees and/or directors: the 2000 Employee Stock Purchase Plan, as amended (described above), the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan);and the 1997 Employee, Directors and Consultant Stock Option Plan, as amended. The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended
	March 31,
	2006	2007
Shares of common stock outstanding	10,816,029	12,315,481
Granted	133,000	285,000
Canceled/forfeited	(140,530)	(50,520)
Expired	—	—
Net options granted	(7,530)	234,480
Grant dilution (1)	0.0%	1.9%

Exercised	—	—
Exercised dilution (2)	—	—

(1)             The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)             The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three months ended March 31, 2007 were 11,537,703 and 11,546,119 shares respectively. During the three months ending March 31, 2007, the dilutive effect of in-the-money employee stock options was 8,416 shares or 0.1% of the basic shares outstanding based on the Company’s average share price of $1.35.

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at December 31, 2005	185,191	1,321,262	$11.43
Granted	(201,721)	201,721	3.17
Exercised	—	(1,025)	1.36
Cancelled/forfeited	167,573	(167,573)	16.42
Expired	(10,117)	—	—
Additional shares reserved	300,000	—	—
Balance outstanding at December 31, 2006	440,926	1,354,385	$9.59
Granted	(285,000)	285,000	1.52
Exercised	—	—	—
Cancelled/forfeited	50,520	(50,520)	2.23
Expired	—	—	—
Additional shares reserved	—	—	—
Balance outstanding at March 31, 2007	206,446	1,588,865	$8.38

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2007:

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		remaining	average			average
Range of	Number	contractual	exercise price	Aggregate	Options	exercise price
exercise prices	outstanding	life (years)	per share	Intrinsic Value	Exercisable	per share
$.01 - 6.00	960,701	8.2	$2.66	$175	303,925	$3.95
$6.01 - 9.00	150,554	4.7	$7.91		125,554	$7.91
$9.01 - 13.50	306,035	2.4	$10.19		301,410	$10.18
$13.51 - 20.26	42,575	2.9	$18.29		42,575	$18.29
$20.27 - 30.37	10,250	2.1	$24.10		10,250	$24.10
$30.38 - 45.55	13,250	2.6	$37.27		13,250	$37.27
$45.56 - 68.32	104,500	2.1	$46.33		104,500	$46.33
$68.33 - 98.71	1,000	3.0	$89.94		1,000	$89.94
	1,588,865	6.1	$8.38	$175	902,464	$12.98

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.30 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The fair value of stock options vested at March 31, 2007 and March 31, 2006 was $5.1 million and $4.7 million, respectively. The total number of in-the-money options exercisable as of March 31, 2007 was 47,575. As of December 31, 2006, 859,100 outstanding options were exercisable, and the weighted average exercise price was $13.41.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R) for the three months ended March 31, 2007 and March 31, 2006 which was allocated as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31,2006
	(in thousands)	(in thousands
Cost of sales	$7	$5
Research and development	44	48
Marketing and selling	16	19
General and administration	62	53
Stock-based compensation expense
included in operating expenses	$129	$125

As of March 31, 2007 the Company capitalized $4 thousand of stock-based compensation in inventory. The company did not recognize any tax benefits on the stock-based compensation recorded in the periods based on the current tax status of the Company.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2007 and March 31, 2006 was $1.11 and $2.41 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31 2007	March 31, 2006
Expected volatility	100.12%	103.72%
Risk free interest rate	4.78%	4.74%
Dividend yield	0.00	0.00
Expected option life (10 year contractual life option)	6.25	6.25

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The Company chose to use the simplified method provided under SAB107 to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The Company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 100.12% and 103.72%.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2007 and March 31, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 14.18% and 16.2%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

(10) Legal Proceedings

On April 26, 2007, the Court approved a settlement agreement in the consolidated securities class action captioned In re Ibis Technology Securities Litigation, Civil Action No., 04-10446 RCL (D. Mass.).  The Company and its Chairman of the Board, Martin J. Reid, and the plaintiffs reached an agreement in principle to settle the securities class action, which the Company announced on October 2, 2006.  Thereafter, the parties executed a formal settlement agreement and submitted it for Court approval.  The settlement provides for a payment to the plaintiffs of $1.9 million.  The Court’s April 26, 2007 Order certified the proposed class for settlement purposes only, approved the parties’ settlement agreement, and dismissed the securities class action with prejudice and in its entirety.  The settlement was funded entirely by the Company’s insurance carrier and will not have a material adverse affect on our business, results of operations and financial condition.

On April 10, 2007 the Company announced that the shareholder derivative action filed in February 2004 against certain of the Company’s directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL) has been voluntarily dismissed by the plaintiff. The notice of dismissal filed by the plaintiff dismissed the action with prejudice. As set forth in the notice, the plaintiff will receive a $55,000 payment following the dismissal, in consideration of plaintiff’s analysis of information provided by the Company regarding, among other things, the Company’s contention that the litigation should be dismissed for failure to make a demand on the Board of Directors before filing suit as required by Massachusetts law. The payment will be funded entirely by the Company’s insurance carrier.

IBIS TECHNOLOGY CORPORATION

PART I — ITEM 2

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

Results of Operations

First Quarter Ended March 31, 2007 Compared to First Quarter Ended March 31, 2006

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue decreased for the first quarter ended March 31, 2007 to $0.1 million from $0.3 million for the first quarter ended March 31, 2006, a decrease of $.2 million or 67%. This decrease is attributable to a new sub-license agreement, entered into during the first quarter ended March 31, 2006 which related to equipment technology valued at approximately $.2 million.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $0.2 million for the first quarter ended March 31, 2007 from $6.0 million for the first quarter ended March 31, 2006, representing a decrease of $5.8 million. During the first quarter of 2007, there was no implanter revenue recognition as compared to the first quarter of 2006 where revenue was recognized for an i2000 implanter of $6.0 million. Field service revenue accounted for $0.1 million of equipment revenue for the first quarter ended March 31, 2007 as compared to $0 dollars of equipment revenue for the same period last year. Sales of spare parts accounted for $0.1 million of equipment revenue for the first quarter ended March 31, 2007 as compared to $0 dollars of equipment revenue for the first quarter ended March 31, 2006. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Net Sales and Revenue.  Total sales and revenue for the first quarter ended March 31, 2007 was $0.3 million, a decrease of $6.0 million, from total net revenue of $6.3 million for the first quarter ended March 31, 2006. This decrease is due to no revenue recognition of implanters in the quarter ended March 31, 2007 as compared to the recognition of $6.0 million of an i2000 implanter in the quarter ended March 31, 2006.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2007 was $0.1 million, as compared to $2.7 million for the first quarter ended March 31, 2006. This decrease of $2.6 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the first quarter ended March 31, 2006.

Total cost of sales and revenue including contract and other revenue as well as equipment revenue mentioned above for the first quarter ended March 31, 2007 was $0.1 million as compared to $2.7 million for the first quarter ended March 31, 2006, a decrease of $2.6 million. The gross margin for all sales was a positive 65% for the first quarter ended March 31, 2007 as compared to a positive gross margin of 57% for the first quarter ended March 31, 2006. The decrease in the gross margin for all sales is attributable to the approximate gross margin of 54% for the i2000 implanter sale recognized in the first quarter ended March 31, 2006 as compared to no implanter gross margin for the quarter ended March 31, 2007.

General and Administrative Expenses.  General and administrative expenses remained flat at $0.6 million for the quarters  ended March 31, 2007 and March 31, 2006. Expenses includes $0.1 million of stock-based compensation expense, which impacted the financial statements in compliance with the new accounting rule, in the quarter ended March 31 2007 and the quarter ended March 31, 2006.

Marketing and Selling Expenses.  Marketing and selling expenses for the first quarter ended March 31, 2007 were $0.2 million as compared to $0.3 million for the first quarter ended March 31, 2006. This was due to decreased payroll and payroll related expenses of $0.1 million due to headcount reductions in the quarter ended March 31, 2007.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.2 million or 20% to $1.1 million for the first quarter ended March 31, 2007, as compared to $1.3 million for the first quarter ended March 31, 2006. This was due to a reduction in payroll and payroll related expenses of $0.2 million from headcount reductions and labor costs transferred for consulting at a neighboring business in the quarter ended March 31, 2007.

Other Income (Expense).  Total other income for the first quarter ended March 31, 2007 was $0.2 million as compared to $0.1 million for the first quarter ended March 31, 2006. Other income increased in the quarter ended March 31, 2007 as a result of outside consulting done at a neighboring business under a staffing services agreement.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $5.6 million, including the financing of $2.2 million received during the quarter from the sale of 1.4 million shares of common stock and 1.05 million warrants as part of our 2007 financing. During the three months ended March 31, 2007, Ibis used $1.2 million of cash from operating activities of continuing operations as compared to $1.7 million in the three months ended March 31, 2006. The principal uses of cash during the three months ended March 31, 2007 were to fund operations. At March 31, 2007, Ibis had commitments to purchase approximately $0.2 million in material. Our headcount for the quarter ended March 31, 2007 was 34 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support operations until at least November 2008. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. In January 2007 the Company announced that to conserve cash it was reducing its operating expenses by approximately 40% which involved cost cutting measures consisting of headcount reductions, consulting at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. On February 16, 2007 the Company entered into a purchase agreement pursuant to which it agreed to sell unregistered shares of its common stock and warrants exercisable for common stock to Special Situations Funds for an aggregate purchase price of $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds. In connection with the transaction, the Company also entered into a registration rights agreement with the investors. The Company paid a placement fee to a placement agent of approximately $0.2 million, which represents a cash fee equal to 5% of the gross proceeds and issued 105,185 warrants exercisable for common stock with a dollar value equal to 5% of the gross proceeds of the second financing. A payment of approximately $0.1 million was made and warrants to purchase 74,434 shares of common stock were issued to the placement agent in connection with the first closing. All of the securities were sold in a private placement pursuant to Regulation D of the Securities Act.

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

At present time the Company has only one of the four major wafer manufacturers as its current customer. We currently do not have an order backlog for implanters. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing in order to finance future growth and our research and development programs. There can be no assurance however that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the Company’s expectations regarding future orders for i2000 implanters, (ii) attaining implanter improvements to the degree and in the timeframe necessary to meet SUMCO’s expectations, (iii) the timing of SUMCO’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (iv) the reliance on a single or small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (v) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (vi) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (vii) the continued employment of key management and technical personnel, (viii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (ix) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (x) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm

SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xi) the Company’s plan to focus on supplying implanters to wafer manufacturers, and (xii) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and

other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Section 303(a)(4)(ii).

Contractual Obligations

We have no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements.  Information about future payments under certain of our contractual obligations is contained in Note 8 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Effects of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on Ibis’ sales or operating results.

IBIS TECHNOLOGY CORPORATION

PART I — ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company will begin to transact its service sales with Japanese customers in Yen, which will introduce the potential for a currency exchange gain or loss on those transactions. The Company plans to continue to transact its sales for implanter equipment and all other transactions denominated in United States dollars. The Company invests primarily in money market funds and short-term commercial paper, holds its investments until maturity and has not entered into hedging transactions.

IBIS TECHNOLOGY CORPORATION

PART I — ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On April 26, 2007, the Court approved a settlement agreement in the consolidated securities class action captioned In re Ibis Technology Securities Litigation, Civil Action No., 04-10446 RCL (D. Mass.).  The Company and its Chairman of the Board, Martin J. Reid, and the plaintiffs reached an agreement in principle to settle the securities class action, which the Company announced on October 2, 2006.  Thereafter, the parties executed a formal settlement agreement and submitted it for Court approval.  The settlement provides for a payment to the plaintiffs of $1.9 million.  The Court’s April 26, 2007 Order certified the proposed class for settlement purposes only, approved the parties’ settlement agreement, and dismissed the securities class action with prejudice and in its entirety.  The settlement was funded entirely by the Company’s insurance carrier and will not have a material adverse affect on our business, results of operations and financial condition.

On April 10, 2007 the Company announced that the shareholder derivative action filed in February 2004 against certain of the Company’s directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL) has been voluntarily dismissed by the plaintiff. The notice of dismissal filed by the plaintiff dismissed the action with prejudice. As set forth in the notice, the plaintiff will receive a $55,000 payment following the dismissal, in consideration of plaintiff’s analysis of information provided by the Company regarding, among other things, the Company’s contention that the litigation should be dismissed for failure to make a demand on the Board of Directors before filing suit as required by Massachusetts law. The payment will be funded entirely by the Company’s insurance carrier.

Item 1A.                 Risk Factors

Given the settlement described in Item No. 1 above, the “Risk Factor” in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business.” These matters have been resolved in their entirety.

The issuance of shares in connection with the February 2007 financing and the exercise of the related warrants will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

Prior to the February 2007 financing, there were 10,915,481 shares outstanding and there were 370,786 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.  In connection with the first closing of the two tranche financing, we issued 1,400,000 shares of common stock and warrants to purchase 1,124,434 shares of common stock, including warrants to purchase 74,434 shares of common stock issued to TN Capital Equities, Ltd., which served as placement agent, and its designees.  At the second closing, we sold an additional 1,978,377 shares of common stock and warrants to purchase 1,588,966 shares of common stock, including 105,185 to the placement agent and its designees.  As a result of the February 2007 financing, Special Situation Funds and its affiliates beneficially own approximately 37% of our capital stock.

The exercise of the warrants issued in the February 2007 financing will result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a “dilutive issuance,” that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

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

To the extent the securityholders who have purchased our common shares and the holders of our warrants exercise such securities and then sell the shares of our common stock they receive upon exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our securityholders and others, which could place further downward pressure on our stock price. Moreover, holders of these warrants may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price.

Except as described in this Item 1A, for information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Ibis was on May 10, 2006. The following matters were voted on at the meeting:

(1)          Three people were elected to the Board of Directors of the Company to serve for a term ending in 2010 and until their respective successors are duly elected and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director.

Name	Vote For	Vote Withheld
Dimitri Antoniadis	10,176,905	115,252
Robert L. Gable	10,080,333	211,824
Martin J. Reid	9,854,721	437,436

(2)          The stockholders of the Company voted to approve the sale and issuance to a group of private investors, 1,978,377 shares of Common Stock at a price of $1.57375 and five-year warrants to purchase an aggregate of 1,483,781 shares of Common Stock at an exercise price of $1.50 per share in the second closing of the February 2007 financing.  Stockholders holding 2,505,455 shares voted in favor of the proposal, stockholders holding 125,137 shares voted against the proposal, stockholders holding 6,675 shares abstained from voting on this proposal and stockholders holding 7,654,290 shares did not vote on this proposal.

(3)          The stockholders of the Company voted to approve the Company’s 2007 Employee, Director and Consultant Equity Plan. Stockholders holding 2,014,566 shares voted in favor of the proposal, stockholders holding 547,915 shares voted against the proposal, stockholders holding 75,386 shares abstained from voting on this proposal and stockholders holding 7,654,290 shares did not vote on this proposal.

(4)           The stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007. Stockholders holding 10,220,234 shares voted in favor of the proposal, stockholders holding 66,128 shares voted against the proposal and stockholders holding 5,795 shares abstained from voting on this proposal.

Item 5 — Other Information

   None

Item 6 — Exhibits

(a)                                  Exhibits furnished as Exhibits hereto:

Exhibit No.	Description
31.1	Certification of Charles M. McKenna, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William J. Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IBIS TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: May 15, 2007	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: May 15, 2007	By:	/s/Charles M. McKenna, Ph.D.
Charles M. McKenna, Ph.D.
President and Chief Executive Officer