Form 10-Q
period 2007-06-30
IBIS TECHNOLOGY CORP
filed 2007-08-14
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐   No ☒

14,316,629 shares of Common Stock, par value $.008, were outstanding on August 14, 2007.

IBIS TECHNOLOGY CORPORATION

PART I - FINANCIAL INFORMATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$4,812,477	$7,228,290
Accounts receivable, trade, net	349,154	395,797
Inventories, net (note 4)	3,575,296	3,564,546
Prepaid expenses and other current assets	290,780	323,569
Total current assets	9,027,707	11,512,202
Property and equipment	24,728,824	24,288,169
Less: Accumulated depreciation and amortization	(20,744,772)	(20,873,053)
Net property and equipment	3,984,052	3,415,116
Patents and other assets, net	777,082	603,140
Total assets	$13,788,841	$15,530,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$409,705	$357,379
Accrued liabilities (notes 5 and 6)	973,994	675,193
Deferred revenue	150,000	—
Total current liabilities	1,533,699	1,032,572

Stockholders’ Equity:
Undesignated preferred stock, $.01 par value.
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value.
Authorized 50,000,000 shares; issued and outstanding 10,915,481 shares and 14,316,629 shares at December 31, 2006 and June 30, 2007, respectively	87,324	114,533
Additional paid-in capital	93,798,393	98,930,426
Accumulated deficit	(81,630,575)	(84,547,073)
Total stockholders’ equity	12,255,142	14,497,886
Total liabilities and stockholders’ equity	$13,788,841	$15,530,458

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Net Sales and revenue:
License and other revenue	$28,120	$137,078	$283,220	$221,222
Equipment revenue	14,291	128,052	6,020,013	373,971
Total net sales and revenue (notes 2 and 8)	42,411	265,130	6,303,233	595,193

Cost of sales and revenue:
Cost of license and other revenue	—	—	—	—
Cost of equipment revenue (includes share-based compensation expense of $5,661 and $13,105 for the three and six months ended June 30, 2007, respectively, and $1,144 and $6,497 for the three and six months ended June 30, 2006, respectively)	53,484	204,379	2,726,276	320,217
Total cost of sales and revenue	53,484	204,379	2,276,276	320,217
Gross profit (loss)	(11,073)	60,751	3,576,957	274,976

Operating expenses:
General and administrative (includes share-based compensation expense of $59,333 and $121,627 for the three and six months ended June 30, 2007, respectively, and $68,861 and $122,371 for the three and six months ended June 30, 2006, respectively)	674,869	566,878	1,314,487	1,127,358
Marketing and selling (includes share-based compensation expense of $15,820 and $31,681 for the three and six months ended June 30, 2007, respectively, $10,353 and $28,924 for the three and six months ended June 30, 2006, respectively)	300,055	139,434	616,516	359,921
Research and development (includes share-based compensation expense of $37,103 and $80,758 for the three and six months ended June 30, 2007, respectively, and $16,782 and $64,693 for the three and six months ended June 30, 2006, respectively)	1,356,591	963,518	2,685,893	2,027,880
Total operating expenses	2,331,515	1,669,830	4,616,896	3,515,159
Loss from operations	(2,342,588)	(1,609,079)	(1,039,939)	(3,240,183)

Other income (expense):
Interest income	89,259	65,947	153,647	122,837
Other	87,267	96,392	86,372	202,104
Total other income	176,526	162,339	240,019	324,941
Loss before income taxes	(2,166,062)	(1,446,740)	(799,920)	(2,915,242)
Income tax expense	—	—	1,256	1,256
Net loss (notes 2 and 9)	$(2,166,062)	$(1,446,740)	$(801,176)	$(2,916,498)
Earnings (loss) per share:
Basic	$(0.20)	$(0.11)	$(0.07)	$(0.23)
Diluted	$(0.20)	$(0.11)	$(0.07)	$(0.23)

Weighted average common shares outstanding
Basic	10,835,385	13,431,999	10,825,761	12,490,084
Diluted (note 7)	10,835,385	13,431,999	10,825,761	12,490,084

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net loss	(801,176)	$(2,916,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	222,485	247,171
Depreciation and amortization	775,777	773,934
Changes in operating assets and liabilities:
Accounts receivable, trade	26,111	(46,643)
Inventories	1,508,960	10,750
Prepaid expenses and other current assets	98,895	(32,789)
Accounts payable	254,143	(52,326)
Accrued liabilities and deferred revenue	(1,360,478)	(448,801)
Net cash provided by (used in) operating activities	724,717	(2,465,202)

Cash flows from investing activities:
Additions to property and equipment, net	(27,837)	(6,254)
Other assets	(69,278)	(24,802)
Net cash used in investing activities	(97,115)	(31,056)

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan	73,006	27,690
Proceeds from sales of common stock, net of issuance cost	—	4,884,381
Net cash provided by financing activities	73,006	4,912,071
Net increase in cash and cash equivalents	700,608	2,415,813
Cash and cash equivalents, beginning of period	6,856,874	4,812,477
Cash and cash equivalents, end of period	$7,557,482	$7,228,290

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

The Company’s financial statements as of and for the three and six months ended June 30, 2006 and June 30, 2007 reflect the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 and June 30, 2007 were both $0.1 million and $0.2 million, respectively or $0.01 and $0.02 per share, which consisted of share-based compensation expense related to employee stock options and the employee stock purchase plan. Of this June 30, 2007 year-to-date expense, twenty six percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while sixty seven percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and seven percent came from the valuation of shares issued under the employee stock purchase plan. This compares to the expense for the year-to-date period ended June 30, 2006 where sixty nine percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while twelve percent come from options issued in 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance and nineteen percent come from the valuation of shares issued under the employee stock purchase plan.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2007 included compensation expenses for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

(c) Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at June 30, 2007, the Company had no unrecognized tax benefits. Ibis classifies any interest and penalties related to income taxes as components of income tax expense.

The tax years 2000 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. Preceding years also remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses (NOLs) and research and development (R&D) tax credits generated in each preceding year.

As of December 31, 2006, we had federal and state NOLs of approximately $87,082,000 and $52,405,000, respectively and federal and state R&D credit carryforwards of approximately $1,000,000 and $905,000, respectively, which can be used to offset future federal and state income tax liabilities prior to expiration on various dates through 2026.

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

(d) New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on its financial position and results of operations.

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

As of June 30, 2007, the Company had cash and cash equivalents of $7.2 million, including the gross proceeds from the financing of $5.3 million, received in the six months ended June 30, 2007 from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants. During the six months ended June 30, 2007, Ibis used $2.5 million of cash for operating activities as compared to cash provided of $0.7 million in the six months ended June 30, 2006. The principal uses of cash during the six months ended June 30, 2007 was to fund operations. At June 30, 2007, Ibis had commitments to purchase approximately $0.1 million in material. Our headcount for the quarter ended June 30, 2007 was 33 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations until at least November of 2008. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. In January 2007 the Company announced that to conserve cash it was reducing its operating expenses by approximately 40% which involved cost cutting measures consisting of headcount reductions, an employee outsourcing agreement at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. On February 16, 2007, the Company entered into a purchase agreement pursuant to which it agreed to sell approximately 3.4 million unregistered shares of its common stock and approximately 2.5 million warrants exercisable for common stock to Special Situation Funds for an aggregate purchase price of approximately $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds, occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds. In connection with the transaction, the Company also entered into a registration rights agreement with the investors. The Company paid a placement fee to a placement agent of approximately $0.3 million, which represents a cash fee equal to 5% of the aggregate gross proceeds received by the company in both closings of the financing. The Company also issued to the placement agent an aggregate of 179,619 warrants exercisable for common stock with a dollar value equal to 5% of the aggregate gross proceeds. Total transaction costs associated with the financing were approximately$0.4 million, providing net cash to the Company of $4.9 million. All of the securities were sold in a private placement pursuant to regulation D of the Securities Act.

The Company intends to continue to invest in research, development and manufacturing capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. At present time the Company has only one of the four major wafer manufacturers as its current prospective customer. We currently do not have an order backlog for implanters. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

(4) Inventories

Inventories consist of the following:

	December 31,	June 30,
	2006	2007
Raw materials	$1,445,182	$1,439,390
Work in process	2,130,114	2,125,156
Finished goods	—	—-
Total equipment inventory	$3,575,296	$3,564,546

(5) Accrued Liabilities

Current accrued liabilities were as follows:

	December 31,	June 30,
	2006	2007
Accrued vacation	$156,213	$165,549
Accrued warranty	435,979	253,451
Accrued payroll	128,343	49,832
Accrued expenses	253,459	206,361
Total accrued liabilities	$973,994	$675,193

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2006 and June 30, 2007 is as follows:

Warranty balance December 31, 2005	$653,133
Expense incurred — 2006	(160,939)
Initiated — 2006	608,220
Expired — 2006	(664,435)
Warranty balance December 31, 2006	435,979
Expense incurred —2007	(22,881)
Initiated — 2007	—
Expired — 2007	(159,647)
Warranty balance June 30, 2007	$253,451

(7) Net Income (Loss) Per Share

Net loss for the quarter ended June 30, 2007 of $1.4 million or a loss of $0.11 per share, included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) of $0.1 million or $0.01 per share related to employee stock options, and employee stock purchases. Net loss for the six months ended June 30, 2007 of $2.9 million or $0.23 per share, included stock-based compensation expense under (SFAS 123R) of $0.2 million or $0.02 per share, related to employee stock options, and employee stock purchases. Net loss for the quarter ending June 30, 2006 was $2.2 million or a loss of $0.20 per share, including stock-based compensation expense of $0.1 million, or $0.01 per share. Net loss for the six-month period ended June 30, 2006 of $0.8 million, or $0.07 per share included stock-based compensation expense under (SFAS 123R) of $0.2 million, or $0.02 per share related to employee stock options and employee stock purchases.

Net loss per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2006 and June 30, 2007, common stock equivalents of 125,526, 135,073, 10,380 and 10,380, respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

(8) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

The table below provides unaudited information for the three and six months ended June 30, 2006 and 2007 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total
Net Revenue
Three Months Ended June 30, 2006	$14,291	$28,120	$42,411
Three Months Ended June 30, 2007	$128,052	$137,078	$265,130
Six Months Ended June 30, 2006	$6,020,013	$283,220	$6,603,233
Six Months Ended June 30, 2007	$373,971	$221,222	$595,193

Operating Income (Loss)
Three Months Ended June 30, 2006	(1,695,840)	28,120	(1,667,720)
Three Months Ended June 30, 2007	(1,179,279)	137,078	(1,042,201)
Six Months Ended June 30, 2006	(8,672)	283,220	274,548
Six Months Ended June 30, 2007	(2,334,047)	221,222	(2,112,825)

Assets
June 30, 2007	7,772,941	174,158	7,947,099

Capital Expenditures
Three Months Ended June 30, 2006	4,156	—	4,156
Three Months Ended June 30, 2007	—	—	—
Six Months Ended June 30, 2006	27,837	—	27,837
Six Months Ended June 30, 2007	—	—	—

Depreciation and Amortization of Property and Equipment
Three Months Ended June 30, 2006	372,531	—	372,531
Three Months Ended June 30, 2007	368,693	—	368,693
Six Months Ended June 30, 2006	744,985	—	744,985
Six Months Ended June 30, 2007	737,448	—	737,448

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Segment Reconciliation	2006	2007	2006	2007
Net Income (Loss):
Total operating income (loss) for reportable segments	$(1,667,720)	$(1,042,201)	$274,548	$(2,112,825)
Corporate general and administrative expenses	(674,868)	(566,878)	(1,314,487)	(1,127,358)
Net other income	176,526	162,339	240,019	324,941
Income tax expense	—	—	(1,256)	(1,256)

Net loss	$(2,166,062)	$(1,446,740)	$(801,176)	$(2,916,498)
Capital Expenditures:
Total capital expenditures for reportable segments	$4,156	$—	$27,837	$—
Corporate capital expenditures	—	6,254	—	6,254
Total capital expenditures	$4,156	$6,254	$27,837	$6,254

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$372,531	$368,693	$744,985	$737,448
Corporate depreciation and amortization	15,648	16,532	30,792	36,486
Total depreciation and amortization	$388,179	$385,225	$775,777	$773,934

			Balance as of
			6/30/07
Assets:
Total assets for reportable segments			$7,947,099
Cash & cash equivalents not allocated to segments			7,228,290
Other unallocated assets			355,069
Total assets			$15,530,458

(9) Employee Stock Benefit Plans

Net loss for the six months ended June 30, 2007 included stock-based compensation expense under SFAS 123(R) of $0.2 million. Of this expense, twenty-six percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while sixty-seven percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and seven percent came from the employee stock purchase plan valuation. Net loss for the six months ended June 30, 2006 included stock-based compensation expense under SFAS 123(R) of $0.2 million. Of this expense, sixty-nine percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while twelve percent came from options issued in 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and nineteen percent came from the employee stock purchase plan valuation.

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The plan provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the six months ended June 30, 2006 and June 30, 2007, the Company issued 56,085 and 22,771 shares, respectively, under the Purchase Plan. At June 30, 2007, 146,893 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of June 30, 2007, a total of 4.7 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 1.5 million at June 30, 2007. The remaining unrecognized compensation expense on stock options at June 30, 2007 was $0.9 million. The weighted average period over which the cost is expected to be recognized is approximately 2 years.

As of June 30, 2007, the Company had four equity compensation plans under which our equity securities have been authorized for issuance to our employees and/or directors: the 2000 Employee Stock Purchase Plan, as amended (described above), the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan); the 1997 Employee, Directors and Consultant Stock Option Plan, as amended; and the 2007 Employee, Director and Consultant Equity Plan, (the 2007 Plan). The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2007	2006	2007
Shares of common stock outstanding	10,872,514	14,316,629	10,872,514	14,316,629
Granted	7,500	312,500	140,500	597,500
Canceled/forfeited	(10,984)	(124,547)	(151,514)	(175,067)
Expired	—	—	—	—
Net options granted	(3,484)	187,953	(11,014)	422,433
Grant dilution (1)	(0.0%)	1.3%	(0.0%)	3.0%
Exercised	400	—	400	—
Exercised dilution (2)	0.0%	0.0%	0.0%	0.0%

(1)             The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)             The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three and six months ended June 30, 2007 were 13,431,999 and 12,490,084 shares respectively. During the three and six months ending June 30, 2007, the dilutive effect of in-the-money employee stock options were 10,380 and 10,380 shares or 0.1% and 0.1% of the basic shares outstanding based on the Company’s average share price of $1.43.

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at December 31, 2005	185,191	1,321,262	$11.43
Granted	(201,721)	201,721	3.17
Exercised	—	(1,025)	1.36
Cancelled/forfeited	167,573	(167,573)	16.42
Expired	(10,117)	—	—
Additional shares reserved	300,000	—	—
Balance outstanding at December 31, 2006	440,926	1,354,385	$9.59
Granted	(597,500)	597,500	1.47
Exercised	—	—	—
Cancelled/forfeited	175,067	(175,067)	12.19
Expired	(3,250)	—	—
Additional shares reserved	1,500,000	—	—
Balance outstanding at June 30, 2007	1,515,243	1,776,818	$6.60

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			average
	Number	remaining contractual	exercise price	Aggregate Intrinsic	Options	exercise price
Range of exercise prices	outstanding	life (years)	per share	Value	Exercisable	per share
$.01 - 6.00	1,234,637	8.6	$2.32	$12,594	314,250	$3.68
$6.01 - 9.00	129,704	5.2	$7.91		117,204	$7.91
$9.01 - 13.50	277,502	2.3	$10.17		272,877	$10.15
$13.51 - 20.26	34,775	3.1	$18.09		34,775	$18.09
$20.27 - 30.37	8,250	2.3	$23.35		8,250	$23.35
$30.38 - 45.55	11,250	2.8	$37.24		11,250	$37.24
$45.56 - 68.32	79,700	2.5	$46.35		79,700	$46.35
$68.33 - 98.71	1,000	2.7	$89.94		1,000	$89.94
	1,776,818	6.9	$6.60	$12,594	839,306	$11.77

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.53 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The fair value of stock options vested at June 30, 2007 and June 30, 2006 was $4.0 million and $4.8 million, respectively. The total number of in-the-money options exercisable as of June 30, 2007 was 69,525. As of December 31, 2006, 859,100 outstanding options were exercisable, and the weighted average exercise price was $13.41.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R) for the three and six months ended June 30, 2007 and June 30, 2006 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)

Cost of sales	$1	$6	$6	$13
General and administration	69	59	122	121
Marketing and selling	10	16	29	32
Research and Development	17	37	65	81
Stock-based compensation expense included in operating expense	$97	$118	$222	$247

As of June 30, 2007, the Company had capitalized $4 thousand of stock-based compensation in inventory. The Company did not recognize any tax benefits on the stock-based compensation recorded in the periods based on the current tax status of the Company.

The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2007, and the three and six months ended June 30, 2006, were $1.52, $1.37, $2.15 and $2.39 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30, 2006	Three and Six Months Ended June 30, 2007
Expected Volatility	103.71%	97.96%
Risk free Interest rate	4.76%	4.87%
Dividend yield	0.00	0.00
Expected option life (10 year contractual life option)	6.25	6.25

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The Company chose to use the simplified method provided under SAB107 to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The Company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 97.96% and 103.71%.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As share-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2007 and June 30, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 14.18% and 16.36%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

(10) Legal Proceedings

On April 26, 2007, the Court approved a settlement agreement in the consolidated securities class action captioned In re Ibis Technology Securities Litigation, Civil Action No. 04-10446 RCL (D. Mass.). The Company and its Chairman of the Board, Martin J. Reid, and the plaintiffs reached an agreement in principle to settle the securities class action, which the Company announced on October 2, 2006. Thereafter, the parties executed a formal settlement agreement and submitted it for Court approval. The settlement provides for a payment to the plaintiffs of $1.9 million. The Court’s April 26, 2007 Order certified the proposed class for settlement purposes only, approved the parties’ settlement agreement, and dismissed the securities class action with prejudice and in its entirety. The settlement was funded entirely by the Company’s insurance carrier and did not have a material adverse affect on our business, results of operations and financial condition.

On April 10, 2007 the Company announced that the shareholder derivative action filed in February 2004 against certain of the Company’s directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL) (D. Mass) has been voluntarily dismissed by the plaintiff. The notice of dismissal filed by the plaintiff dismissed the action with prejudice. As set forth in the notice, the plaintiff will receive a $55,000 payment following the dismissal, in consideration of plaintiff’s analysis of information provided by the Company regarding, among other things, the Company’s contention that the litigation should be dismissed for failure to make a demand on the Board of Directors before filing suit as required by Massachusetts law. The payment will be funded entirely by the Company’s insurance carrier.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we exited the wafer manufacturing business. The Company believes that its decision to discontinue the wafer business permits broader strategic collaboration efforts between Ibis and the wafer manufacturers. We have maintained a research and development effort relating to wafers for our equipment improvement programs.

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

In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter of 2005 and we received final customer acceptance of the tool at the customer’s site in March 2006. In October of 2005, we received a second order for an i2000 SIMOX implanter from SUMCO and negotiated a master purchase agreement that will govern the general commercial terms of future orders from SUMCO. This implanter was factory accepted by SUMCO at Ibis’ facility in the first quarter of 2006. The implanter was shipped in April 2006 and final customer acceptance at the customer’s facility occurred in August, 2006, with the revenue recognized in the quarter ended September 30, 2006. At the date of this report, we do not have an order for an implanter from our customers. The Company believes, given our policies regarding revenue recognition, it is likely that the Company will not record implanter revenue during 2007.

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

Results of Operations

Second Quarter Ended June 30, 2007 Compared to Second Quarter Ended June 30, 2006

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue increased for the second quarter ended June 30, 2007 to $137 thousand from $28 thousand for the second quarter ended June 30, 2006, an increase of $109 thousand or 388%. This increase is attributable to increased license revenue from royalty fees related to equipment technology along with a non-refundable supplemental license option fee from a new sub-license agreement, entered into during the first quarter ended March 31, 2006 which related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue increased to $128 thousand for the second quarter ended June 30, 2007 from $14 thousand for the second quarter ended June 30, 2006, representing an increase of $114 thousand. Sales of spare parts accounted for all of equipment revenue for the second quarter ended June 30, 2007. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one or two year contract period.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2007 was $204 thousand, as compared to $53 thousand for the second quarter ended June 30, 2006. This increase of $151 thousand was primarily due to the increased volume of sales of spare parts in the second quarter ended June 30, 2007 along with the decrease in manufacturing overhead being absorbed from less production in the second quarter ended June 30, 2007.

              The gross margin for all sales was a positive 23% for the second quarter ended June 30, 2007 as compared to a negative gross margin of 26% for the second quarter ended June 30, 2006. The increase in the gross margin for all sales is attributable to the increased license revenue along with increased spare parts sold in the second quarter ended June 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the second quarter ended June 30, 2007 were $0.6 million as compared to $0.7 million for the second quarter ended June 30, 2006. This was due to decreased payroll and payroll related expenses of $0.1 million from reduced salaries and headcount. Expenses include $0.1 million of stock-based compensation expense, which impacted the financial statements in compliance with the new accounting rule, in the quarter ended June 30, 2007 and the quarter ended June 30, 2006.

Marketing and Selling Expenses.  Marketing and selling expenses for the second quarter ended June 30, 2007 were $0.1 million as compared to $0.3 million for the second quarter ended June 30, 2006. This was due to decreased payroll and payroll related expenses of $0.2 million due to headcount reductions and labor costs transferred for consulting at a neighboring business in the quarter ended June 30, 2007.

 Research and Development Expenses.  Internally funded research and development expenses decreased by $0.4 million or 29% to $1.0 million for the second quarter ended June 30, 2007, as compared to $1.4 million for the second quarter ended June 30, 2006. This was due to a reduction in payroll and payroll related expenses of $0.2 million from headcount reductions and labor costs transferred for consulting at a neighboring business in the quarter ended June 30, 2007, along with reduced R&D material of $0.1 million and reduced consumable expenses and utilities of $0.1 million.

Other Income (Expense).  Total other income for the second quarter ended June 30, 2007 was $0.2 million as compared to $0.2 million for the second quarter ended June 30, 2006. Other income was flat in the quarter ended June 30, 2007 as a result of outside consulting done at a neighboring business under a staffing services agreement but was offset by reduced miscellaneous income from the sale of assets previously written off and reduced interest income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services.  License and other revenue was $0.2 million for the six months ended June 30, 2007 as compared to $0.3 million for the six months ended June 30, 2006. The decrease is attributable to a new sublicense agreement related to equipment technology valued at $0.2 million for the six months ended June 30, 2006 and was offset by increased license revenue from royalty fees related to equipment technology for the six months ended June 30, 2007.

Equipment Revenue.  Equipment revenue represents revenue recognized from the sale of implanters, spare parts and field service revenue. Equipment revenue was $0.4 million for the six months ended June 30, 2007 as compared to $6.0 million for the six months ended June 30, 2006, a decrease of $5.6 million. During the six months ended June 30, 2007, there was no implanter revenue recognized for an i2000 implanter as compared to $6.0 million recognized for an i2000 implanter in the first six months of 2006. Field service revenue accounted for $0.2 million of equipment revenue for the six months ended June 30, 2007 as compared to $0 dollars of equipment revenue for the same period last year. Sales of spare parts accounted for $0.2 million of equipment revenue for the six months ended June 30, 2007 as compared to $0 dollars of equipment revenue for the six months ended June 30, 2006. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment. Warranty expense is calculated on our anticipated replacement costs for equipment accepted by our customers over a one of two year contract period.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2007 was $0.3 million, compared to $2.7 million for the six months ended June 30, 2006. The decrease of $2.4 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the six months ended June 30, 2006.

 The gross margin for all sales was a positive 46% for the six months ended June 30, 2007 as compared to a positive gross margin of 57% for the six months ended June 30, 2006. This decrease in the gross margin for all sales is attributable to the approximate gross margin of 54% for the i2000 implanter sale recognized in the six months ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2007 were $1.1 million compared to $1.3 million for the six months ended June 30, 2006. This was due to decreased payroll and payroll related expenses of $0.2 million from reduced salaries and headcount.

Marketing and Selling Expenses.  Marketing and selling expenses were $0.4 million for the six months ended June 30, 2007 as compared to $0.6 million for the six months ended June 30, 2006. This decrease was due to decreased payroll and payroll related expenses of $0.2 million from headcount reductions and labor costs transferred for consulting at a neighboring business in the six months ended June 30, 2007.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.7 million or 24%, to $2.0 million for the six months ended June 30, 2007, as compared to $2.7 million for the six months ended June 30, 2006. This was due to a reduction in payroll and payroll related expenses of $0.4 million from headcount reductions and labor costs transferred for consulting at a neighboring business in the six months ended June 30, 2007. In addition, reduced R&D material of $0.1 million, consumable expenses of $0.1 million and occupancy expenses of $0.1 million contributed to these results.

Other Income (Expense).  Total other income for the six months ended June 30, 2007 was $0.3 million as compared to $0.2 million for the six months ended June 30, 2006, an increase of $0.1 million. Other income increased in the six months ended June 30, 2007 as a result of outside consulting done at a neighboring business under a staffing services agreement.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $7.2 million, including the gross proceeds from the financing of $5.3 million, received in the six months ended June 30, 2007 from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants. During the six months ended June 30, 2007, Ibis used $2.5 million of cash from operating activities as compared to cash provided of $0.7 million in the six months ended June 30, 2006. The principal uses of cash during the six months ended June 30, 2007 was to fund operations. At June 30, 2007, Ibis had commitments to purchase approximately $0.1 million in material. Our headcount for the quarter ended June 30, 2007 was 33 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations until at least November of 2008. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. In January 2007, the Company announced that to conserve cash it was reducing its operating expenses by approximately 40% which involved cost cutting measures consisting of headcount reductions, an employee outsourcing agreement at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. On February 16, 2007, the Company entered into a purchase agreement pursuant to which it agreed to sell approximately 3.4 million unregistered shares of its common stock and approximately 2.5 million warrants exercisable for common stock to Special Situation Funds for an aggregate purchase price of approximately $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds, occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds. In connection with the transaction, the

Company also entered into a registration rights agreement with the investors. The Company paid a placement fee to a placement agent of approximately $0.3 million, which represents a cash fee equal to 5% of the aggregate gross proceeds received by the company in both closings of the financing. The Company also issued to the placement agent an aggregate of 179,619 warrants exercisable for common stock with a dollar value equal to 5% of the aggregate gross proceeds. Total transaction costs associated with the financing were approximately $0.4 million, providing net cash to the Company of $4.9 million. All of the securities were sold in a private placement pursuant to Regulation D of the Securities Act.

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

At present time the Company has only one of the four major wafer manufacturers as its current prospective customer. We currently do not have an order backlog for implanters. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing in order to finance future growth and our research and development programs. There can be no assurance however that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the Company’s expectations regarding future orders for i2000 implanters, (ii) the Company’s ability to conduct its operations in a manner consistent with its current plan and existing capital resources or otherwise to obtain additional implanter orders or to secure financing to continue as a going concern, (iii) the continued employment of key management and technical personnel, and attaining implanter improvements to the degree and in the timeframe necessary to meet our customer’s expectations, (iv) the timing of our major customer’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (v) the reliance on a single or small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (vi) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (vii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (viii) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (ix) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (x) the Company’s plan to focus on supplying implanters to wafer manufacturers, and (xi) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 4

CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On April 26, 2007, the Court approved a settlement agreement in the consolidated securities class action captioned In re Ibis Technology Securities Litigation, Civil Action No. 04-10446 RCL (D. Mass.).  The Company and its Chairman of the Board, Martin J. Reid, and the plaintiffs reached an agreement in principle to settle the securities class action, which the Company announced on October 2, 2006.  Thereafter, the parties executed a formal settlement agreement and submitted it for Court approval.  The settlement provides for a payment to the plaintiffs of $1.9 million.  The Court’s April 26, 2007 Order certified the proposed class for settlement purposes only, approved the parties’ settlement agreement, and dismissed the securities class action with prejudice and in its entirety.  The settlement was funded entirely by the Company’s insurance carrier and did not have a material adverse affect on our business, results of operations and financial condition.

On April 10, 2007 the Company announced that the shareholder derivative action filed in February 2004 against certain of the Company’s directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL) (D. Mass.)has been voluntarily dismissed by the plaintiff. The notice of dismissal filed by the plaintiff dismissed the action with prejudice. As set forth in the notice, the plaintiff will receive a $55,000 payment following the dismissal, in consideration of plaintiff’s analysis of information provided by the Company regarding, among other things, the Company’s contention that the litigation should be dismissed for failure to make a demand on the Board of Directors before filing suit as required by Massachusetts law. The payment will be funded entirely by the Company’s insurance carrier.

Item 1A.   Risk Factors

Except as described in this Item 1A, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Given the settlement described in Item No. 1 above, the “Risk Factor” in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business”, these matters have been resolved in their entirety.

The issuance of shares in connection with the February 2007 financing and the exercise of the related warrants will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

Prior to the February 2007 financing, there were 10,915,481 shares outstanding and there were 370,786 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.  In connection with the first closing of the two tranche financing, we issued 1,400,000 shares of common stock and warrants to purchase 1,124,434 shares of common stock, including warrants to purchase 74,434 shares of common stock issued to TN Capital Equities, Ltd., which served as placement agent, and its designees.  At the second closing, we sold an additional 1,978,377 shares of common stock and warrants to purchase 1,588,966 shares of common stock, including 105,185 to the placement agent and its designees.  As of August 14, 2007, Special Situation Funds and its affiliates beneficially own approximately 37% of our capital stock, all of which was purchased in the February 2007 financing.

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

To the extent the security holders who have purchased our common shares and the holders of our warrants exercise such securities and then sell the shares of our common stock they receive upon exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our security holders and others, which could place further downward pressure on our stock price. Moreover, holders of these warrants may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2007, Ibis sold 1,978,377 million unregistered shares of its common stock and 1,483,781 million warrants exercisable for common stock to Special Situations Funds in the second closing of the Company’s February 2007 financing. Pursuant to the purchase agreement entered into on February 16, 2007, the Company agreed to sell unregistered shares of its common stock and warrants exercisable for common stock to Special Situations Funds for an aggregate purchase price of $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds.   Proceeds are to be used to fund working capital and for other general corporate purposes.

All of the securities were sold in a private placement pursuant to Regulation D of the Securities Act.

The warrants issued in the February 2007 financing are exercisable at an exercise price of $1.50 per share. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment in the event of stock dividends, stock splits, dilutive issuances and other similar events. The warrants have a term of five years, are be fully exercisable from the date of issuance, and may be exercised on a cashless basis under specified conditions.

In connection with the transaction, the Company also entered into a registration rights agreement with the investors.  The Company registered for resale the shares and shares underlying the warrants issued in the first closing on Form S-3 (Reg. No. 333-142115) and registered for resale the shares and shares underlying the warrants issued in the second closing on Form S-3 (Reg. No. 333-143288).

The Company paid an placement fee to a placement agent of approximately $0.3 million, which represents a cash fee equal to 5% of the aggregate gross proceeds received by the Company in both closings of the financing.  The Company also issued to the placement agent an aggregate of 179,619 warrants exercisable for common stock with a dollar value equal to 5% of the aggregate gross proceeds.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Information  relating to matters submitted to Stockholders at the annual meeting of stockholders of Ibis Technology held on May 10, 2006 was previously included in the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2007.

Item 5 - Other Information

Effective August 13, 2007, the Company entered into a Change of Control Agreement with Charles M. McKenna, the Company’s President and Chief Executive Officer. In the event that Mr. McKenna’s employment is terminated within two years of a Change of Control (as defined in his agreement) of the Company, he will be paid a lump sum equal to twice the highest annual salary for the preceding three year period. Annual salary includes base salary and bonus and excludes reimbursements and amounts attributable to stock options and other non-cash compensation. Under the agreements, Mr. McKenna will also be provided health benefits for two years following termination or until the date he becomes eligible for such coverage offered by a subsequent employer if earlier. These severance compensation and benefits replace, and are provided in lieu of, any severance compensation and benefits that may be provided under any other agreement. A “Change of Control” is deemed to occur upon (i) a sale or transfer of all or substantially all of the Company’s assets; (ii) a merger or consolidation in which the Company is not the continuing or surviving corporation or the Company’s voting stockholders do not continue to hold 50% of the voting stock of the continuing or surviving corporation, or (iii) any person, together with affiliates and associates, acquires, directly or indirectly, securities representing 30% of the then outstanding shares of common stock or the combined voting power of all then outstanding securities having the right to vote in an election of the Board of Directors of the Company.

Item 6 - Exhibits

(a)                                  Exhibits furnished as Exhibits hereto:

Exhibit No.	Description
10.1	Form of Stock Option Agreement under 2007 Employee, Director and Consultant Equity Plan

10.2	Form of Director Stock Option Agreement under 2007 Employee, Director and Consultant Equity Plan

10.3	Change of Control Agreement, dated August 13, 2007, between the Registrant and Charles M. McKenna

31.1	Certification of Charles M. McKenna, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IBIS TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibis Technology Corporation

Date: August 14, 2007	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 14, 2007	By:	/s/Charles M. McKenna, Ph.D.
Charles M. McKenna, Ph.D.
President and Chief Executive Officer