Form 10-Q
period 2007-09-30
IBIS TECHNOLOGY CORP
filed 2007-11-14
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Yes  ☐  No ☒

14,316,629 shares of Common Stock, par value $.008, were outstanding on November 13, 2007.

IBIS TECHNOLOGY CORPORATION

Part I — FINANCIAL INFORMATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2006	September 30, 2007

Assets
Current Assets:
Cash and cash equivalents	$4,812,477	$6,591,199
Accounts receivable, trade, net	349,154	330,103
Inventories, net (note 4)	3,575,296	3,545,515
Prepaid expenses and other current assets	290,780	235,301
Total current assets	9,027,707	10,702,118
Property and equipment	24,728,824	24,287,424
Less: Accumulated depreciation and amortization	(20,744,772)	(21,146,301)
Net property and equipment	3,984,052	3,141,123
Patents and other assets, net	777,082	539,307
Total assets	$13,788,841	$14,382,548

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$409,705	$310,081
Accrued liabilities (notes 5 and 6)	973,994	722,323
Deferred revenue	150,000	—
Total current liabilities	1,533,699	1,032,404

Stockholders’ Equity:
Undesignated preferred stock, $.01 par value
Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value
Authorized 50,000,000 shares; issued and outstanding 10,915,481 shares and 14,316,629 shares at December 31, 2006 and September 30, 2007, respectively	87,324	114,533
Additional paid-in capital	93,798,393	99,073,314
Accumulated deficit	(81,630,575)	(85,837,703)
Total stockholders’ equity	12,255,142	13,350,144
Total liabilities and stockholders’ equity	$13,788,841	$14,382,548

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net Sales and revenue:
License and other revenue	$183,006	$100,476	$466,226	$321,698
Equipment revenue	7,040,857	92,533	13,060,870	466,504
Total net sales and revenue (notes 2 and 8)	7,223,863	193,009	13,527,096	788,202

Cost of sales and revenue:
Cost of license and other revenue	—	—	—	—
Cost of equipment revenue (includes share-based compensation expense of $5,530 and $12,027 for the three and nine months ended September 30, 2006, respectively and, $11,010 and $24,114 for the three and nine months ended September 30, 2007, respectively)	2,957,249	179,006	5,683,525	499,223
Total cost of sales and revenue	2,957,249	179,006	5,683,525	499,223
Gross profit	4,266,614	14,003	7,843,571	288,979

Operating expenses:
General and administrative (includes share-based compensation expense of $37,138 and $159,509 for the three and nine months ended September 30, 2006, respectively, and $55,995 and $177,622 for the three and nine months ended September 30, 2007, respectively)	560,240	499,361	1,874,727	1,626,719
Marketing and selling (includes share-based compensation expense of $4,425 and $33,349 for the three and nine months ended September 30, 2006, respectively, and $22,161 and $53,842 for the three and nine months ended September 30, 2007, respectively)	219,470	114,971	835,986	474,892
Research and development (includes share-based compensation expense of $18,206 and $82,900 for the three and nine months ended September 30, 2006, respectively, and $57,644 and $138,402 for the three and nine months ended September 30, 2007, respectively)	1,342,981	908,521	4,028,874	2,936,401
Total operating expenses	2,122,691	1,522,853	6,739,587	5,038,012

Income (loss) from operations	2,143,923	(1,508,850)	1,103,984	(4,749,033)

Other income:
Interest income	86,644	112,940	240,291	235,777
Other income:	6,666	105,280	93,038	307,384
Total other income	93,310	218,220	333,329	543,161

Income (loss) before income taxes	2,237,233	(1,290,630)	1,437,313	(4,205,872)

Income tax expense	—	—	1,256	1,256

Net income (loss) (notes 2 and 9)	$2,237,233	$(1,290,630)	$1,436,057	$(4,207,128)

Earnings (loss) per share:
Basic	$0.21	$(0.09)	$0.13	$(0.32)
Diluted	$0.20	$(0.09)	$0.13	$(0.32)

Weighted average common shares outstanding
Basic	10,872,928	14,316,629	10,841,656	13,105,623
Diluted (note 7)	10,991,264	14,316,629	10,971,358	13,105,623

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2007

Cash flows from operating activities:
Net income (loss)	$1,436,057	$(4,207,128)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	287,785	393,980
Depreciation and amortization	1,158,384	1,145,889
Changes in operating assets and liabilities:
Accounts receivable, trade	(290,517)	19,051
Inventories	2,892,221	29,781
Prepaid expenses and other current assets	231,549	55,479
Accounts payable	566,421	(99,624)
Accrued liabilities and deferred revenue	(7,315,217)	(401,671)

Net cash used in operating activities	(1,033,317)	(3,064,243)

Cash flows from investing activities:
Additions to property and equipment, net	(34,956)	(8,134)
Other assets	(90,358)	(57,051)

Net cash used in investing activities	(125,314)	(65,185)

Cash flows from financing activities:
Exercise of stock options and employeee stock option plan	73,856	27,690
Proceeds from sales of common stock, net of issuance cost	—	4,880,460

Net cash provided by financing activities	73,856	4,908,150

Net (decrease) increase in cash and cash equivalents	(1,084,775)	1,778,722
Cash and cash equivalents, beginning of period	6,856,874	4,812,477

Cash and cash equivalents, end of period	$5,772,099	$6,591,199

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

(b)       Inventory Valuation and Reserve

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

(c) Share-Based Compensation

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

(d) Valuation of Long-Lived Assets

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

(e)  Accounting for Uncertainty in Income Taxes

                In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits.  At the adoption date of January 1, 2007 and also at September 30, 2007, the Company had no unrecognized tax benefits.  Ibis classifies any interest and penalties related to income taxes as components of income tax expense.

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

(f) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the potential impact of SFAS No. 157 on its financial position and results of operations.

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

As of September 30, 2007, the Company had cash and cash equivalents of $6.6 million, including the gross proceeds from the financing of $5.3 million from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants ,received in the nine months ended September 30, 2007  During that period, Ibis used $3.1 million of cash for operating activities as compared to $1.0 million in the nine months ended September 30, 2006, the primary difference being the affect on net income of $7.1 million from the sale of two implanters in 2006, the associated decrease in deferred revenue of $7.2 million and the associated reduction of inventory of approximately $2.8 million. The principal use of cash during the nine months ended September 30, 2007 was to fund operations. At September 30, 2007, Ibis had commitments to purchase approximately $0.1 million in material. Our headcount for the quarter ended September 30, 2007 was 30 employees.

Based on cash flow projections developed by management, the Company believes it will have sufficient cash resources to support current operations until at least February of 2009. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. In January 2007, the Company announced that to conserve cash it was reducing its operating expenses by approximately 40% which involved cost cutting measures consisting of headcount reductions, an employee outsourcing agreement at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. On February 16, 2007, the Company entered into a purchase agreement pursuant to which it agreed to sell approximately 3.4 million unregistered shares of its common stock and approximately 2.5 million warrants exercisable for common stock to Special Situation Funds for an aggregate purchase price of approximately $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds, occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds. In connection with the transaction, the Company also entered into a registration rights agreement with the investors. The Company paid a placement fee to a placement agent of approximately $0.3 million, which represents a cash fee equal to 5% of the aggregate gross proceeds received by the company in both closings of the financing. The Company also issued to the placement agent an aggregate of 179,619 warrants exercisable for common stock with a dollar value equal to 5% of the aggregate gross proceeds. Total transaction costs associated with the financing were approximately $0.4 million, providing net cash to the Company of $4.9 million. All of the securities were sold in a private placement pursuant to Regulation D of the Securities Act.

                The Company intends to continue to invest resources in research and development capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. At present time, the Company has only one of the four major wafer manufacturers as its current prospective customer. We currently do not have an order backlog for implanters, nor do we have visibility to the timing of the next order from our customer. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations, quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us. Should we be unable to secure an order for an implanter from our customers within a reasonable timeframe in the future, notwithstanding the belief that the Company has sufficient cash for the 2008 fiscal year, we may be unable to continue to invest in research, development and manufacturing capabilities, pursue and maintain relationships, partnerships and alliances with third parties or maintain or replace key personnel.

(4) Inventories

Inventories consist of the following:
	December 31, 2006	September 30, 2007

Raw materials	$1,445,182	$1,437,480
Work in process	2,130,114	2,108,035
Total equipment inventory	$3,575,296	$3,545,515

(5) Accrued Liabilities

                             Current accrued liabilities were as follows:

	December 31, 2006	September 30, 2007

Accrued vacation	$156,213	$148,808
Accrued warranty	435,979	244,605
Accrued payroll	128,343	96,637
Accrued expenses	253,459	232,273
Total accrued liabilities	$973,994	$722,323

(6) Accrued Warranty

At the time that revenue is recognized for the sale of an implanter a liability for warranty is also established. An estimate of the warranty cost is made based on the number of years involved and the Company’s prior experience. As material and labor is used during the warranty period the liability is reduced based on these charges. At the end of the warranty term the balance in the liability is eliminated and adjusted through cost of sales, the account charged at inception. A reconciliation of warranty liability for the period ended December 31, 2006 and September 30, 2007 is as follows:

Warranty balance December 31, 2005	$653,133
Expense incurred - 2006	(160,939)
Initiated - 2006	608,220
Expired — 2006	(664,435)
Warranty balance December 31, 2006	435,979
Expense incurred - 2007	(31,727)
Expired — 2007	(159,647)
Warranty balance September 30, 2007	$244,605

(7) Net Income (Loss) Per Share

                Net loss for the quarter ended September 30, 2007 of $1.3 million or a loss of $0.09 per share, included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) of $0.2 million or $0.01 per share related to employee stock options, and employee stock purchases. Net loss for the nine months ended September 30, 2007 of $4.2 million or $0.32 per share, included stock- based compensation expense under (SFAS 123R) of $0.4 million or $0.03 per share, related to employee stock options, and employee stock purchases. Net income for the quarter ending September 30, 2006 was $2.2 million or $0.20 per diluted share, including stock-based compensation expense of $0.1 million, or $0.01 per share. Net income for the nine-month period ended September 30, 2006 of $1.4 million, or $0.13 per diluted share included stock-based compensation expense under (SFAS 123R) of $0.3 million, or $0.03 per share related to employee stock options and employee stock purchases.

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and nine months ended September 30, 2007, common stock equivalents of 877 and 5,130 respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for these periods presented. For the three and nine months ended September 30, 2006, the Company did report both basic and diluted earnings per share because it reported net income in those periods.

(8) Industry Segments

                The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

                The table below provides unaudited information for the three and nine months ended September 30, 2006 and 2007 pertaining to the Company’s two industry segments.

	SIMOX Equipment	Other Products Or Services	Total

Net Revenue
Three Months Ended September 30, 2006	$7,040,857	$183,006	$7,223,863
Three Months Ended September 30, 2007	$92,533	$100,476	$193,009
Nine Months Ended September 30, 2006	$13,060,870	$466,226	$13,527,096
Nine Months Ended September 30, 2007	$466,504	$321,698	$788,202

Operating Income (Loss)
Three Months Ended September 30, 2006	2,521,157	183,006	2,704,163
Three Months Ended September 30, 2007	(1,109,965)	100,476	(1,009,489)
Nine Months Ended September 30, 2006	2,512,485	466,226	2,978,711
Nine Months Ended September 30, 2007	(3,444,012)	321,698	(3,122,314)

Assets
September 30, 2007	7,335,624	200,951	7,536,575

Capital Expenditures
Three Months Ended September 30, 2006	7,119	—	7,119
Three Months Ended September 30, 2007	—	—	—
Nine Months Ended September 30, 2006	34,956	—	34,956
Nine Months Ended September 30, 2007	—	—	—

Depreciation and Amortization of Property and Equipment
Three Months Ended September 30, 2006	367,620	—	367,620
Three Months Ended September 30, 2007	357,039	—	357,039
Nine Months Ended September 30, 2006	1,112,605	—	1,112,605
Nine Months Ended September 30, 2007	1,094,487	—	1,094,487

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three months ended September 30,		Nine months ended September 30,
Segment Reconciliation	2006	2007	2006	2007

Net Income (Loss):
Total operating income (loss) for reportable segments	$2,704,163	$(1,009,489)	$2,978,711	$(3,122,314)
Corporate general and administrative expenses	(560,240)	(499,361)	(1,874,727)	(1,626,719)
Net other income	93,310	218,220	333,329	543,161
Income tax expense	—	—	(1,256)	(1,256)

Net loss	$2,237,233	$(1,290,630)	$1,436,057	$(4,207,128)

Capital Expenditures:
Total capital expenditures for reportable segments	$7,119	—	$34,956	—
Corporate capital expenditures	—	1,880	—	8,134
Total capital expenditures	$7,119	$1,880	$34,956	$8,134

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$367,620	$357,039	$1,112,605	$1,094,487
Corporation depreciation and amortization	14,987	14,916	45,779	51,402
Total depreciation and amortization	$382,607	$371,955	$1,158,384	$1,145,889

Assets	Balance as of September 30, 2007
Total assets for reportable segments	$7,536,575
Cash & cash equivalents not allocated to segments	6,591,199
Other unallocated assets	254,774
Total assets for reportable segments	$14,382,548

(9) Employee Stock Benefit Plans

                Net loss for the nine months ended September 30, 2007 included stock-based compensation expense under SFAS 123(R) of $0.4 million. Of this expense, twenty two percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while seventy two percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and six percent came from the employee stock purchase plan valuation. Net income for the nine months ended September 30, 2006 included stock-based compensation expense under SFAS 123(R) of $0.3 million. Of this expense, fifty eight percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while eighteen percent came from options issued in 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and twenty four percent came from the employee stock purchase plan valuation.

Employee Stock Purchase Plan

                The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The 2000 Employee Stock Purchase Plan, as amended, provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the nine months ended September 30, 2006 and September 30, 2007, the Company issued 56,085 and 22,771 shares, respectively, under the Purchase Plan. At September 30, 2007, 146,893 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

                The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of September 30, 2007, a total of 4.7 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 1.5 million at September 30, 2007. The remaining unrecognized compensation expense on stock options at September 30, 2007 was $0.8 million. The weighted average period over which the cost is expected to be recognized is approximately 2 years.

                As of September 30, 2007, the Company had four equity compensation plans under which our equity securities have been authorized for issuance to our employees and/or directors: the 2000 Employee Stock Purchase Plan, as amended (described above), the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan); the 1997 Employee, Directors and Consultant Stock Option Plan, as amended; and the 2007 Employee, Director and Consultant Equity Plan, (the 2007 Plan). The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Shares of common stock outstanding	10,873,139	14,316,629	10,873,139	14,316,629

Granted	—	15,000	140,500	612,500
Canceled/forfeited	(13,642)	(42,152)	(165,156)	(215,969)
Expired	—	(12,750)	—	(14,000)
Net options granted	(13,642)	(39,902)	(24,656)	382,531

Grant dilution (1)	0.0%	(0.3% )	0.0%	2.7%

Exercised	625	—	1,025	—
Exercised dilution (2)	0.0%	0.0%	0.0%	0.0%

(1) The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2) The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three and nine months ended September 30, 2007 were 14,316,629 and 13,105,623 shares respectively. During the three and nine months ending September 30, 2007, the dilutive effect of in-the-money employee stock options were 877 and 5,130 shares or 0.0% and 0.0% of the basic shares outstanding based on the Company’s average share price of $1.34.

A summary of stock option transactions follows:

	Options Outstanding
	Options Available for Grant	Shares	Weighted average exercise price of shares under plan

Balance outstanding as December 31, 2005	185,191	1,321,262	$11.43
Granted	(201,721)	201,721	3.17
Exercised	—	(1,025)	1.36
Cancelled/forfeited	167,573	(167,573)	16.42
Expired	(10,117)	—	—
Additional shares reserved	300,000	—	—
Balance outstanding as December 31, 2006	440,926	1,354,385	$9.59
Granted	(612,500)	612,500	1.47
Exercised	—	—	—
Cancelled/forfeited	229,969	(229,969)	10.65
Expired	(14,000)	—	—
Additional shares reserved	1,500,000	—	—
Balance outstanding as September 30, 2007	1,544,395	1,736,916	6.60

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2007:

Options Outstanding					Options Exercisable
Range of exercise prices	Number outstanding	Weighted Average remaining contractural life (years)	Weighted Average exercise price per shares	Aggregate Intrinsic Value	Options Exercisable	Weighted Average exercise price per shares
$.01 - 6.00	1,213,727	8.3	$2.32	$0	356,610	$3.53
$6.01 - 9.00	128,454	5.0	$7.91		115,954	$7.91
$9.01 - 13.50	263,610	2.1	$10.20		260,860	$10.17
$13.51 - 20.26	31,825	3.0	$18.10		31,825	$18.10
$20.27 - 30.37	8,250	2.0	$23.35		8,250	$23.35
$30.38 - 45.55	11,250	2.5	$37.24		11,250	$37.24
$45.56 - 68.32	78,800	2.2	$46.35		78,800	$46.35
$68.33 - 98.71	1,000	2.5	$89.94		1,000	$89.94
	1,736,916	6.7	$6.59	$0	864,549	$11.29

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.23 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Since all options that were exercisable were at a price higher than this closing price the intrinsic value is $0. The fair value of stock options vested at September 30, 2007 and September 30, 2006 was $4.0 million and $4.9 million, respectively. The total number of in-the-money options exercisable as of September 30, 2007 was zero. As of December 31, 2006, 859,100 outstanding options were exercisable, and the weighted average exercise price was $13.41.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R) for the three and nine months ended September 30, 2006 and 2007 which was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)

Cost of sales	$6	$11	$12	$24
General and administration	38	56	160	178
Marketing and selling	4	22	33	54
Research and development	18	58	83	138
Stock based compensation expense included in operation expense	$66	$147	$288	$394

As of September 30, 2007, the Company had capitalized $4.0 thousand of stock-based compensation in inventory. The Company did not recognize any tax benefits on the stock-based compensation recorded in the periods based on the current tax status of the Company.

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006, and the three and nine months ended September 30, 2007, were $0.00, 2.39 and $1.49, $1.04, per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2006	2007

Expected Volatility	103.71%	97.32%
Risk Free Interest Rate	4.76%	4.87%
Dividend yield	0.00	0.00
Expected option life (10 year contractual life option)	6.25	6.25

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The Company chose to use the simplified method provided under SAB107 to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The Company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 97.32% and 103.71%.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As share-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2006 and September 30, 2007 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 16.36% and 14.18%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

(10) Legal Proceedings

On April 26, 2007, the United Stares District Court in the District of Massachusetts approved a settlement agreement in the consolidated securities class action captioned In re Ibis Technology Securities Litigation, Civil Action No. 04-10446 RCL (D. Mass.). The Company and its Chairman of the Board, Martin J. Reid, and the plaintiffs reached an agreement in principle to settle the securities class action, which the Company announced on October 2, 2006. Thereafter, the parties executed a formal settlement agreement and submitted it for Court approval. The settlement provides for a payment to the plaintiffs of $1.9 million. The Court’s April 26, 2007 Order, certified the proposed class for settlement purposes only, approved the parties’ settlement agreement, and dismissed the securities class action with prejudice and in its entirety. The settlement was funded entirely by the Company’s insurance carrier and did not have a material adverse affect on our business, results of operations and financial condition.

On April 10, 2007, the Company announced that the shareholder derivative action filed in February 2004 against certain of the Company’s directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL) (D. Mass) has been voluntarily dismissed by the plaintiff. The notice of dismissal filed by the plaintiff dismissed the action with prejudice. As set forth in the notice, the plaintiff will receive a $55,000 payment following the dismissal in consideration of plaintiff’s analysis of information provided by the Company regarding, among other things, the Company’s contention that the litigation should be dismissed for failure to make a demand on the Board of Directors before filing suit as required by Massachusetts law. The payment will be funded entirely by the Company’s insurance carrier.

(11) Subsequent Events

                On November 5, 2007 Ibis Technology Corporation announced that President and Chief Executive Officer Charles McKenna died unexpectedly on Friday, November 2, 2007. The Company’s Board of Directors will be evaluating alternatives concerning the next steps necessary for Ibis Technology Corporation.

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

                The development of the strategy for the SIMOX-SOI contemplates the migration of SOI wafer manufacturing into the major silicon wafer suppliers will take place. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding future price expectations of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, we believe that silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin in large volume production, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. We believe that this should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sale and marketing of large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, re-clean, re-inspect and re-ship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we plan to focus a majority of our technical and marketing resources on the sale of implanters to the leading silicon wafer manufacturers and our key customers in the semiconductor industry who we believe are the leaders in the adoption of SOI technology. We expect that implanter sales to chipmakers should be minimal, and that these sales will be focused on SOI processes that the chipmaker wishes to keep proprietary, such as selective (or patterned) SIMOX, or other specialty substrates.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years. In 2002, we introduced the current generation of SIMOX-SOI technology, that included our second-generation oxygen implanter (i2000™), and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products using a range of manufacturing processes, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce twelve-inch (or 300 mm) SIMOX-SOI wafers coupled with the MLD process positions us to capitalize on the growing SOI market. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002, and began shipping 300 mm wafers implanted from this machine shortly thereafter. Customers who purchase the i2000 can utilize more than one SIMOX wafer manufacturing process on the implanter including the IBM MLD process, when licensed, as well as other SIMOX-SOI wafer manufacturing processes that do not require the IBM license.

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

                In January 2005, we announced the booking (i.e. receipt) of an order for one Ibis i2000 SIMOX implanter from SUMCO, a leading international silicon wafer manufacturer. This system was factory accepted and shipped in the second quarter of 2005 and we received final customer acceptance of the tool at the customer’s site in March 2006. In October of 2005, we received a second order for an i2000 SIMOX implanter from SUMCO and negotiated a master purchase agreement that will govern the general commercial terms of future orders from SUMCO. This implanter was factory accepted by SUMCO at Ibis’ facility in the first quarter of 2006. The implanter was shipped in April 2006 and final customer acceptance at the customer’s facility occurred in August 2006, with the revenue recognized in the quarter ended September 30, 2006. At the date of this report, we do not have an order for an implanter from our customers. The Company believes, given the current order status, that it will not record implanter revenue during 2007.

                If we are unable to obtain any orders for our implanters in the foreseeable future, or to obtain other sources of offsetting revenue, notwithstanding our belief that we have sufficient cash for the 2008 fiscal year, we may be unable to continue to conduct operations in manner consistent with our current operating plan.  Our inability to obtain orders or generate revenue could result in our inability to continue to invest in research, development and manufacturing capabilities, hinder our ability to pursue and maintain relationships, partnerships and alliances with third parties, result in a loss of key personnel by way of workforce reduction or by voluntary termination of employment, limit our ability to secure financing on acceptable terms, if at all, and create greater volatility in the trading of our common stock. In January 2007, the Company announced that to conserve cash it was reducing its operating expenses by approximately 40% which involved cost cutting measures consisting of headcount reductions, an employee outsourcing agreement at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. That agreement is now set to expire at the end of 2007.

The Company intends to continue to invest in research and development capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. At present time, the Company has only one of the four major wafer manufacturers as its current prospective customer. We currently do not have an order backlog for implanters, nor do we have visibility to the timing of the next order from our customer. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely.

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

Results of Operations

Third Quarter Ended September 30, 2007 Compared to Third Quarter Ended September 30, 2006

License and Other Revenue.  License and other revenue include revenue derived from license agreements, characterization and other services. License and other revenue decreased for the third quarter ended September 30, 2007 to $100 thousand from $183 thousand for the third quarter ended September 30, 2006, a decrease of $83 thousand or 45%. This decrease is attributable to decreased license revenue from royalty fees related to equipment technology.

                Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $0.1 million for the third quarter ended September 30, 2007 from $7.0 million for the third quarter ended September 30, 2006, representing a decrease of $6.9 million. During the third quarter of 2007, there was no implanter revenue recognition as compared to the third quarter of 2006 when revenue of $7.0 million was recognized for an i2000 implanter. Sales of spare parts accounted for $65 thousand of equipment revenue and service revenue accounted for $27 thousand for the third quarter ended September 30, 2007. This compares to $41 thousand in sales of spare parts for the third quarter ended September 30, 2006 and no service revenue. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the third quarter ended September 30, 2007 was $0.2 million, as compared to $3.0 million for the third quarter ended September 30, 2006. This decrease of $2.8 million was primarily due to the costs associated with the recognition of revenue for the i2000 implanter in the third quarter ended September 30, 2006.

              The gross margin for all sales was 7% for the third quarter ended September 30, 2007 as compared to a gross margin of 59% for the third quarter ended September 30, 2006. The decrease in the gross margin for all sales is primarily attributable to the approximate gross margin of 55% for the i2000 implanter sale recognized in the third quarter ended September 30, 2006 as compared to no implanter gross margin for the quarter ended September 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the third quarter ended September 30, 2007 were $0.5 million as compared to $0.6 million for the third quarter ended September 30, 2006. This was due to decreased payroll and payroll related expenses of $0.1 million from reduced salaries and headcount. Expenses include $0.1 million of stock-based compensation expense, which impacted the financial statements in compliance SFAS 123 (R) , in the quarter ended September 30, 2007 and the quarter ended September 30, 2006.

Marketing and Selling Expenses.  Marketing and selling expenses for the third quarter ended September 30, 2007 were $0.1 million as compared to $0.2 million for the third quarter ended September 30, 2006. This was due to decreased payroll and payroll related expenses of $0.1 million due to headcount reductions and labor costs charged out for consulting at a neighboring business in the quarter ended September 30, 2007.

 Research and Development Expenses.  Internally funded research and development expenses decreased by $0.4 million or 32% to $0.9 million for the third quarter ended September 30, 2007, as compared to $1.3 million for the third quarter ended September 30, 2006. This was due to a reduction in payroll and payroll related expenses of $0.2 million from headcount reductions and labor costs charged out for consulting at a neighboring business in the quarter ended September 30, 2007, along with reduced R&D material of $0.1 million and reduced equipment repairs and utilities of $0.1 million.

Other Income (Expense).  Total other income for the third quarter ended September 30, 2007 was $0.2 million as compared to $0.1 million for the third quarter ended September 30, 2006. Other income increased in the quarter ended September 30, 2007, as a result of outside consulting provided to a neighboring business under a staffing services agreement.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

License and Other Revenue.  License and other revenue include revenue derived from license agreements, characterization and other services.  License and other revenue was $0.3 million for the nine months ended September 30, 2007, as compared to $0.5 million for the nine months ended September 30, 2006. The decrease is attributable to the payment for an initial sublicense agreement related to equipment technology valued at $0.2 million for the nine months ended September 30, 2006 which is not recurring.

                Equipment Revenue.  Equipment revenue represents revenue recognized from the sale of implanters, spare parts and field service revenue. Equipment revenue was $0.5 million for the nine months ended September 30, 2007, as compared to $13.1 million for the nine months ended September 30, 2006, a decrease of $12.6 million. During the nine months ended September 30, 2007, there was no implanter revenue recognized for an i2000 implanter as compared to $13.0 million recognized for two i2000 implanters in the first nine months of 2006. Field service revenue accounted for $0.2 million of equipment revenue for the nine months ended September 30, 2007, as compared to $0 dollars of equipment revenue for the same period last year. Sales of spare parts accounted for $0.3 million of equipment revenue for the nine months ended September 30, 2007, as compared to $0.1 million of equipment revenue for the nine months ended September 30, 2006. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment and spare parts, along with labor incurred for field service. Cost of equipment revenue for the nine months ended September 30, 2007, was $0.5 million, compared to $5.7 million for the nine months ended September 30, 2006. The decrease of $5.2 million was primarily due to the costs associated with the recognition of revenue for two i2000 implanters in the nine months ended September 30, 2006.

 The gross margin for all sales was 37% for the nine months ended September 30, 2007, as compared to the gross margin of 58% for the nine months ended September 30, 2006. This decrease in the gross margin for all sales is attributable to the approximate gross margin of 54% and 55% for the two i2000 implanter sales recognized in the nine months ended September 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2007, were $1.6 million compared to $1.9 million for the nine months ended September 30, 2006. This was due to decreased payroll and payroll related expenses of $0.3 million from reduced salaries and headcount.

Marketing and Selling Expenses.  Marketing and selling expenses were $0.5 million for the nine months ended September 30, 2007, as compared to $0.8 million for the nine months ended September 30, 2006. This decrease was due to decreased payroll and payroll related expenses of $0.3 million from headcount reductions and labor costs charged out for consulting at a neighboring business in the nine months ended September 30, 2007.

Research and Development Expenses.  Internally funded research and development expenses decreased by $1.1 million or 27%, to $2.9 million for the nine months ended September 30, 2007, as compared to $4.0 million for the nine months ended September 30, 2006. This was due to a reduction in payroll and payroll related expenses of $0.6 million from headcount reductions and labor costs charged out for consulting at a neighboring business in the nine months ended September 30, 2007. In addition, reduced R&D material of $0.3 million, equipment repair expense of $0.1 million, and occupancy expenses of $0.1 million contributed to this reduction.

Other Income (Expense).  Total other income for the nine months ended September 30, 2007 was $0.5 million as compared to $0.3 million for the nine months ended September 30, 2006, an increase of $0.2 million. Other income increased in the nine months ended September 30, 2007, as a result of outside consulting provided to a neighboring business under a staffing services agreement.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of $6.6 million, including the gross proceeds from the financing of $5.3 million from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants, received in the nine months ended September 30, 2007. During that period, Ibis used $3.1 million of cash for operating activities as compared to $1.0 million in the nine months ended September 30, 2006, the primary difference being the affect on net income of $7.1 million from the sale of two implanters in 2006, the associated decrease in deferred revenue of $7.2 million and the associated reduction of inventory of approximately $2.8 million. The principal uses of cash during the nine months ended September 30, 2007 was to fund operations. At September 30, 2007, Ibis had commitments to purchase approximately $0.1 million in material. Our headcount for the quarter ended September 30, 2007 was 30 employees.

                Based on cash flow projections developed by management, the Company believes it will have sufficient cash resources to support current operations until at least February of 2009. This expectation however, is based on the Company’s current operating plan and general sales outlook, each of which may change rapidly. In January 2007, the Company announced that to conserve cash it was reducing its operating expenses by approximately 40% which involved cost cutting measures consisting of headcount reductions, an employee outsourcing agreement at a neighboring business for a minimum of six months under a staffing services agreement, salary reductions and reducing consumable expenses. On February 16, 2007, the Company entered into a purchase agreement pursuant to which it agreed to sell approximately 3.4 million unregistered shares of its common stock and approximately 2.5 million warrants exercisable for common stock to Special Situation Funds for an aggregate purchase price of approximately $5.3 million in a two-tranche financing. The first closing of the February 2007 financing, at which the Company received approximately $2.2 million in proceeds, occurred on February 20, 2007. Pursuant to stockholder approval received at the Ibis Annual Meeting on May 10, 2007, the Company sold the remainder of the securities at a second closing, at which the Company received approximately $3.1 million in proceeds. In connection with the transaction, the Company also entered into a registration rights agreement with the investors. The Company paid a placement fee to a placement agent of approximately $0.3 million, which represents a cash fee equal to 5% of the aggregate gross proceeds received by the company in both closings of the financing. The Company also issued to the placement agent an aggregate of 179,619 warrants exercisable for common stock with a dollar value equal to 5% of the aggregate gross proceeds. Total transaction costs associated with the financing were approximately $0.4 million, providing net cash to the Company of $4.9 million. All of the securities were sold in a private placement pursuant to Regulation D of the Securities Act.

                The Company intends to continue to invest resources in research and development capabilities. Changes in technology or sales growth beyond currently established capabilities may require further investment. Further adoption of the technology and the timing of future equipment orders are dependent on the continuing qualification of implanters and improvement programs at the device manufacturers, among other factors. At present time, the Company has only one of the four major wafer manufacturers as its current prospective customer. We currently do not have an order backlog for implanters, nor do we have visibility to the timing of the next order from our customer. The timing of future orders is important and difficult to predict because customers can delay orders and/or request early shipment, either of which could cause the need for additional cash requirements. Forecasting future revenue, on a quarter-by-quarter basis, remains exceedingly difficult and significant variations quarter to quarter, are likely. Further, because some of the materials and components the Company uses to build its implanter have long lead times, the Company may purchase some or all of these long lead time items prior to receipt of an order by its customers. When this is the case, those parts and materials bear the risk of being subject to excess and obsolescence. The Company expects to continue to explore equity offerings and other forms of financing in order to finance future growth and our research and development programs. There can be no assurance, however, that our actual needs will not exceed expectations or that we will be able to fund our operations on a long-term basis in the absence of other sources. There also can be no assurance that any additional required longer term financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms acceptable to us. Should we be unable to secure an order for an implanter from our customers within a reasonable timeframe in the future, not withstanding the belief that the Company has sufficient cash for the 2008 fiscal year, we may be unable to continue to invest in research, development and manufacturing capabilities, pursue and maintain relationships, partnerships and alliances with third parties or maintain or replace key personnel.

Business Risk Factors

                This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the Company’s expectations regarding future orders for i2000 implanters, (ii) the Company’s ability to conduct its operations in a manner consistent with its current plan and to obtain additional implanter orders to continue as a going concern, (iii) the continued employment of key management and technical personnel, and attaining implanter improvements to the degree and in the timeframe necessary to meet our customer’s expectations, (iv) the timing of our major customer’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (v) the reliance on a single or small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (vi) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (vii) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (viii) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (ix) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (x) the Company’s plan to focus on supplying implanters to wafer manufacturers, xi) the ability to operate with existing capital resources or to secure financing and to continue as a going concern and (xii) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; limited customers and products; lack of order backlog and visibility to the timing of new orders; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; loss of key personnel; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of rapidly changing technology; the possibility of the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

IBIS TECHNOLOGY CORPORATION

PART I — ITEM 4

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, the Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On April 26, 2007, the United States District Court in the District of Massachusetts approved a settlement agreement in the consolidated securities class action captioned In re Ibis Technology Securities Litigation, Civil Action No. 04-10446 RCL (D. Mass.).  The Company and its Chairman of the Board, Martin J. Reid, and the plaintiffs reached an agreement in principle to settle the securities class action, which the Company announced on October 2, 2006.  Thereafter, the parties executed a formal settlement agreement and submitted it for Court approval.  The settlement provides for a payment to the plaintiffs of $1.9 million.  The Court’s April 26, 2007 Order, certified the proposed class for settlement purposes only, approved the parties’ settlement agreement, and dismissed the securities class action with prejudice and in its entirety.  The settlement was funded entirely by the Company’s insurance carrier and did not have a material adverse affect on our business, results of operations and financial condition.

On April 10, 2007, the Company announced that the shareholder derivative action filed in February 2004 against certain of the Company’s directors and officers: Louis F. Matheson, Jr. v. Martin J. Reid et al., Civ. Act. No. 04-10341 (RCL) (D. Mass) has been voluntarily dismissed by the plaintiff. The notice of dismissal filed by the plaintiff dismissed the action with prejudice. As set forth in the notice, the plaintiff will receive a $55,000 payment following the dismissal in consideration of plaintiff’s analysis of information provided by the Company regarding, among other things, the Company’s contention that the litigation should be dismissed for failure to make a demand on the Board of Directors before filing suit as required by Massachusetts law. The payment will be funded entirely by the Company’s insurance carrier.

Item 1A. Risk Factors

Except as described in this Item 1A, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by the risk factors described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Given the settlement described in Item No. 1 above, the “Risk Factor” in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business”, these matters have been resolved in their entirety.

                We Have Only Received Limited Orders for Our Oxygen Implanter Equipment. If We Are Unable to Secure Additional Orders Within a Reasonable Timeframe in the Future, or Otherwise Obtain Offsetting Revenue, We May Be Unable to Continue to Conduct Operations in a Manner Consistent with Our Current Plan.

                Since we began selling implanters in 1996, we have only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4.0 million each and four i2000 oxygen implanters at a selling price between $6.0 and $8.0 million.  The most recent order received was in October 2005, for which the Company recognized revenue in the quarter ended September 30, 2006.  At the date of this report, we do not have an order for an implanter from our customers. The Company believes, given the current order status, that it will not record implanter revenue during 2007. At present time, we only have one of the four major wafer manufacturers as our current prospective customer.   Although the sale of one implanter would generally represent a substantial portion of our annual revenue, we do not expect to sell more than a limited number of implanters in the near future.   We currently do not have a backlog for implanters, nor do we have visibility to the timing of the next order from any customer.  Our failure to obtain any orders for our implanters in the foreseeable future, notwithstanding our belief that we have sufficient cash for the 2008 fiscal year, or to obtain other sources of offsetting revenue, would have a material adverse impact on our business and hinder our ability to continue as a going concern.  Our inability to generate revenue could result in our inability to continue to invest in research, development and manufacturing capabilities, hinder our ability to pursue and maintain relationships, partnerships and alliances with third parties, result in a loss of key personnel by way of workforce reduction or by voluntary termination of employment, limit our ability to secure financing on acceptable terms, if at all, and create greater volatility in the trading of our common stock.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                                                                                                                None.

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

Ibis Technology Corporation

Date: November 13, 2007	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 13, 2007	By:	/s/Martin J. Reid
Martin J. Reid
Executive Chairman