Form 10-K/A
period 2007-12-31
IBIS TECHNOLOGY CORP
filed 2008-06-02
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO 1

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period               to               .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

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

As of February 29, 2008, the registrant had 14,317,482 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on May 28, 2008 (the “Original Form 10-K”), of Ibis Technology Corporation (the “Company”).  The Company is filing this Amendment No. 1 to correct an inadvertent omission of language in the introductory language to paragraph 4 of the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-K.  This Amendment No. 1 also amends the index of exhibits contained in Item 15(a) 3 of the Original Form 10-K without otherwise amending Item 15(a).

In addition, this Amendment No. 1 amends the Cover Page to indicate that, due to the delay in filing the Company’s Form 10-Q for the quarter ended March 31, 2008, the Company has not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains only the amended Cover Page, Explanatory Note, Exhibit Index and Exhibits 31.1 and 31.2.  Those sections or exhibits of the Original Form 10-K that are unaffected by this Amendment No. 1 are not included herein.

This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number		Description
1	-

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

Exhibit Number		Description
†10.28	-

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

** 11	-	Statement regarding computation of per share income (loss)
**23	-	Report and Consent on Financial Statement Schedule of KPMG LLP
***31.1	-	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	-	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	-	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)
**32.2	-	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-1174, effective April 2, 1996.

**	Previously filed with the Original Form 10-K

***	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on June 2, 2008.

IBIS TECHNOLOGY CORPORATION

By:	/s/ William J Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Secretary