Form 10-Q
period 2008-03-31
IBIS TECHNOLOGY CORP
filed 2008-07-11
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  ☐                   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

14,317,482 shares of Common Stock, par value $.008, were outstanding on July 8, 2008.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2007	2008

Assets
Current Assets:
Cash and cash equivalents	$5,770,072	$4,970,979
Accounts receivable, trade, net	308,768	314,956
Inventories, net (note 4)	1,790,394	1,790,242
Prepaid expenses and other current assets	165,925	205,290
Total current assets	8,035,159	7,281,467
Property and equipment	19,598,897	19,598,897
Less: Accumulated depreciation and amortization	(18,026,667)	(18,180,745)
Net property and equipment	1,572,230	1,418,152
Patents and other assets, net	155,444	148,650
Total assets	$9,762,833	$8,848,269

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$260,372	$251,751
Accrued liabilities (note 5)	471,219	431,035
Total current liabilities	731,591	682,786

Stockholders’ Equity:
Undesignated preferred stock, $.01 par value Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value Authorized 50,000,000 shares; issued and outstanding 14,317,482 shares and 14,317,482 shares at December 31, 2007 and March 31, 2008, respectively	114,540	114,540
Additional paid-in capital	99,087,089	99,173,739
Accumulated deficit	(90,170,387)	(91,122,796)
Total stockholders’ equity	9,031,242	8,165,483
Total liabilities and stockholders’ equity	$9,762,833	$8,848,269

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2007	2008
Net Sales and revenue:
License and other revenue	$84,144	$62,908
Equipment revenue	245,919	268,106
Total net sales and revenue (notes 2 and 7)	330,063	331,014

Cost of sales and revenue:
Cost of license and other revenue	—	—
Cost of equipment revenue (includes share-based compensation expense of $7,444 and $5,225 for the three months ended March 31, 2007, and 2008, respectively)	115,838	298,057
Total cost of sales and revenue	115,838	298,057
Gross profit	214,225	32,957

Operating expenses:
General and administrative (includes share-based compensation expense of $62,294 and $39,144 for the three months ended March 31, 2007, and 2008, respectively)	561,736	529,273
Marketing and selling (includes share-based compensation expense of $15,861 and $10,562 for the three months ended March 31, 2007, and 2008, respectively)	220,487	88,249
Research and development (includes share-based compensation expense of $43,655 and $31,719 for the three months ended March 31, 2007, and 2008, respectively)	1,064,362	648,041
Total operating expenses	1,846,585	1,265,563

Loss from operations	(1,632,360)	(1,232,606)

Other income:
Interest income	56,890	55,085
Other income	105,712	225,112
Total other income	162,602	280,197

Loss before income taxes	(1,469,758)	(952,409)

Income tax expense	—	—

Net loss	$(1,469,758)	$(952,409)

Earnings (loss) per share:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)

Weighted average common shares outstanding
Basic	11,537,703	14,317,482
Diluted (note 6)	11,537,703	14,317,482

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2007	2008

Cash flows from operating activities:

Net loss	$(1,469,758)	$(952,409)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	129,254	86,650
Depreciation and amortization	388,709	173,077
Changes in operating assets and liabilities:
Accounts receivable, trade	104,315	(6,188)
Inventories	46,353	152
Prepaid expenses and other current assets	(66,285)	(39,365)
Accounts payable	(34,724)	(8,621)
Accrued liabilities	(284,968)	(40,184)

Net cash used in operating activities	(1,187,104)	(786,888)

Cash flows from investing activities:
Other assets	—	(12,205)

Net cash used in investing activities	—	(12,205)

Cash flows from financing activities:
Proceeds from sales of common stock, net of issuance cost	1,986,302	—

Net cash provided by financing activities	1,986,302	—

Net increase (decrease) in cash and cash equivalents	799,198	(799,093)

Cash and cash equivalents, beginning of period	4,812,477	5,770,072

Cash and cash equivalents, end of period	$5,611,675	$4,970,979

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

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K as filed on May 28, 2008.

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

(b)       Inventory Valuation and Reserve

The Company policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires us to forecast the future demand for our products within specific time horizons, generally twelve months or less. If the Company forecasted demand for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on the Company gross margin. The Company has reserved for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred.

(c) Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the 2000 Employee Stock Purchase Plan (“the ESPP”), restricted stock and other special equity awards based on grant date estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). In December 2007 the Securities and Exchange Commission released SAB 110, which modifies SAB 107 to extend the use of the “simplified method” regarding the calculation and use of the expected term of share options utilized in SFAS 123(R) share based payments. The Company currently utilizes the simplified method in these calculations.

(d) Valuation of Long-Lived Assets

The Company reviews the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  Management is required to assess the recoverability of its long-lived assets or asset groups whenever events and circumstances indicate

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

that the carrying value may not be recoverable. In accordance with SFAS No. 144, when the Company determines that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company evaluates whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset or asset group. If such a circumstance exists, The Company would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. The Company would determine the fair value based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model.

(e)  Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits. At March 31, 2008, the Company had no unrecognized tax benefits.  Ibis classifies any interest and penalties related to income taxes as components of income tax expense.

The tax years 2000 to 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Preceding years also remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses (NOLs) and research and development (R&D) tax credits generated in each preceding year.

As of December 31, 2007, the Company had federal and state NOLs of approximately $92.7 million and $58.0 million, respectively and federal and state credit carryforwards of approximately $1.2 million and $1.2 million, respectively, which can be used to offset future federal and state income tax liabilities prior to expiration on various dates through 2027.

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

(f) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 6,

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

2008, the FASB issued FASB Staff Position (FSP) 157-b, which delayed the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. At this time, we have adopted the FAS 157 as it relates to the Company’s financial assets and liabilities only. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option for any financial instruments under the provisions of SFAS No. 159.

(3) Liquidity

The Company’s financial statements for the fiscal year ended December 31, 2007 were prepared assuming the Company would continue as a going concern; however, the Company’s recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and net capital deficiency and is subject to the Company’s ability to secure additional orders of the Company’s implanter equipment or, in the alternative, identify and consummate a strategic transaction, including the potential a sale of the Company, or other strategic alternative.

As of March 31, 2008, the Company had cash and cash equivalents of $5.0 million, including the gross proceeds from the financing of $5.3 million from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants in the year ended December 31, 2007.

During the three months ended March 31, 2008, the Company used $0.8 million of cash for operating activities as compared to $1.2 million in the three months ended March 31, 2007. To date, the Company’s working capital requirements have been funded primarily through debt (capital leases) and equity financings, including the 2007 financing discussed below. The principal uses of cash during the three months ended March 31, 2008, were to fund operations. At March 31, 2008, the Company had commitments to purchase approximately $0.1 million in material. Headcount for the quarter ended March 31, 2008 was 20 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations through June 2009. However, since the Company began selling implanters in 1996, the Company has only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4.0 million each and four i2000 oxygen implanters at a selling price between $6.0 and $8.0 million.  The most recent order received was in October 2005, for which the Company recognized revenue in the quarter ended September 30, 2006. The Company did not record implanter revenue during 2007 and, as of June 2008, does not have an order for an implanter. At present time, only one of the four major wafer manufacturers are counted as a current prospective customer. The Company currently does not have a backlog for implanters, nor does it have visibility to the timing of the next order from any customer. The Company’s failure to obtain any orders for implanters in the foreseeable future, notwithstanding management’s belief that the Company has sufficient cash for the 2008 fiscal year, or to obtain other sources of offsetting revenue, will have a material adverse impact on the Company’s business and hinder its ability to continue as a going concern. The Company’s continuing inability to generate revenue likely will result in the inability

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

to continue to invest in research development and manufacturing capabilities, hinder the ability to pursue and maintain relationships, partnerships and alliances with third parties, result in a loss of key personnel by way of workforce reduction or by voluntary termination of employment, limit its ability to secure financing on acceptable terms, if at all, and create greater volatility in the trading of the Company’s common stock.

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

If the Company did not regain compliance with the minimum bid price requirement by June 9, 2008, the Nasdaq staff would provide the Company with written notification that the Common Stock would be delisted from the Nasdaq Global Market. At that time, the Company may appeal the delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules. Alternatively, Nasdaq Marketplace Rule 4450(i) may permit the Company to transfer the Common Stock to the Nasdaq Capital Market if the Common Stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market.

On June 5, 2008, the Company participated in a hearing of the Nasdaq Listing Qualifications Panel (the “Panel”) to address the delayed filing of the Company’s Form 10-K and the Form 10-Q, as well as additional compliance concerns.  The Panel is currently considering the Company’s request for continued listing.

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

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

after payment of outstanding liabilities. In such case, any per-share cash liquidation distribution could be less than the purchase price per share that stockholders may have paid for the Company’s securities.

The Company received a letter from the Nasdaq Stock Market dated April 16, 2008 advising that Nasdaq had not received the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as required by Nasdaq Marketplace Rule 4310(c)(14).  The Company received an additional letter from Nasdaq dated May 19, 2008 informing the Company that Nasdaq had not received the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as required by Nasdaq Marketplace Rule 4310(c)(14).  On May 28, 2008, the Company filed its Form 10-K for the year ended December 31, 2007 and, on June 2, 2008, filed Amendment No. 1 to correct certain inadvertent omissions.  The Company believes, that as a result of the filing of this Form 10-Q, the Company is in compliance with Marketplace Rule 4310(c)(14).  There can be no assurance that the Panel will grant the Company’s request for continued listing.

(4) Inventories

Inventories consist of the following:

	December 31,	March 31,
	2007	2008

Raw materials	$328,802	$328,650
Work in process	1,461,592	1,461,592
Total equipment inventory	$1,790,394	$1,790,242

(5) Accrued Liabilities

Current accrued liabilities were as follows:

	December 31,	March 31,
	2007	2008

Accrued vacation	$129,903	$158,700
Accrued payroll	39,401	72,236
Accrued expenses	301,915	200,099
Total accrued liabilities	$471,219	$431,035

(6) Net Income (Loss) Per Share

Net loss for the quarter ended March 31, 2008 of $1.0 million or a loss of $0.07 per share, included share-based compensation expense under SFAS 123(R), of $0.1 million or $0.01 per share related to employee stock options, and employee stock purchases. Net loss for the quarter ended March 31, 2007 of $1.5 million or $0.13 per share, included share-based compensation expense under SFAS 123(R) of $0.1 million or $0.01 per share, related to employee stock options, and employee stock purchases.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three months ended March 31, 2007 and 2008, common stock equivalents of 8,416 and common stock warrants of 2,713,400 respectively, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for the period presented.

(7) Industry Segments

The Company’s current reportable segments are SIMOX Equipment and Other Products or Services. For purposes of segment reporting, equipment, equipment spares and field service revenue are combined and reported as SIMOX Equipment. Other services and license revenue are combined and reported as Other Products or Services.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

The table below provides unaudited information for the three months ended March 31, 2007 and 2008 pertaining to the Company’s two industry segments.

	SIMOX	Other Products
	Equipment	Or Services	Total
Net Revenue
Three Months Ended March 31, 2007	$245,919	$84,144	$330,063
Three Months Ended March 31, 2008	$268,106	$62,908	$331,014

Operating Income (Loss)
Three Months Ended March 31, 2007	(1,154,768)	84,144	(1,070,624)
Three Months Ended March 31, 2008	(766,241)	62,908	(703,333)

Assets
March 31, 2008	3,606,762	125,817	3,732,579

Capital Expenditures
Three Months Ended March 31, 2007	—	—	—
Three Months Ended March 31, 2008	—	—	—

Depreciation and Amortization of Property and Equipment
Three Months Ended March 31, 2007	368,755	—	368,755
Three Months Ended March 31, 2008	153,586	—	153,586

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three months ended
	March 31,
	2007	2008
Segment Reconciliation

Net Income (Loss):
Total operating loss for reportable segments	$(1,070,624)	$(703,333)
Corporate general and administrative expenses	(561,736)	(529,273)
Net other income	162,602	280,197
Income tax expense	$—	$—
Net loss	$(1,469,758)	$(952,409)

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$368,755	$153,586
Corporation depreciation and amortization	19,954	19,491
Total depreciation and amortization	$388,709	$173,077

March 31, 2008
Assets
Total assets for reportable segments	$3,732,579
Cash & cash equivalents not allocated to segments	4,970,979
Other unallocated assets	144,711
Total assets	$8,848,269

(8) Employee Stock Benefit Plans

Net loss for the three months ended March 31, 2008 included share-based compensation expense under SFAS 123(R) of $0.1 million. Of this expense, fourteen percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while seventy eight percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and eight percent came from the employee stock purchase plan valuation. Net income for the three months ended March 31, 2007 included share-based compensation expense under SFAS 123(R) of $0.1 million. Of this expense, twenty seven percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while fifty eight percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and fifteen percent came from the employee stock purchase plan valuation.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The 2000 Employee Stock Purchase Plan, as amended, provides for purchases by employees of up to an aggregate of 600,000 shares

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

through May 31, 2010. During the three months ended March 31, 2007 and March 31, 2008, the Company issued no shares under the Purchase Plan. At March 31, 2008, 146,038 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of March 31, 2008, a total of 4.7 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 1.5 million at March 31, 2008. The remaining unrecognized compensation expense on stock options at March 31, 2008 was $0.4 million. The weighted average period over which the cost is expected to be recognized is approximately 1 year.

As of March 31, 2008, the Company had four equity compensation plans under which our equity securities have been authorized for issuance to our employees and/or directors: the 2000 Employee Stock Purchase Plan, as amended (described above), the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan); the 1997 Employee, Directors and Consultant Stock Option Plan, as amended; and the 2007 Employee, Director and Consultant Equity Plan, (the 2007 Plan). The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three months ended
	March 31,
	2007	2008

Shares of common stock outstanding	12,315,481	14,317,482

Granted	285,000	—
Canceled/forfeited	(50,520)	—
Expired	—	(93,707)
Net options granted	234,480	(93,707)

Grant dilution (1)	1.9%	(0.7)%

Exercised	—	—
Exercised dilution (2)	0.0%	0.0%

(1)  The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)  The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three months ended March 31,2008 were 14,317,482 shares. During the three months ending March 31, 2008, the dilutive effect of in-the-money employee stock options were zero shares based on the Company’s average share price of $0.38.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan

Balance outstanding as December 31, 2006	440,926	1,354,385	$9.59
Granted	(612,500)	612,500	1.47
Exercised	—	—	—
Cancelled/forfeited	614,985	(614,985)	6.43
Expired	(443,411)	—	—
Additional shares reserved	1,500,000	—	—
Balance outstanding as December 31, 2007	1,500,000	1,351,900	$7.35
Granted	—	—	—
Exercised	—	—	—
Cancelled/forfeited	93,707	(93,707)	7.68
Expired	(93,707)	—	—
Additional shares reserved	—	—	—
Balance outstanding as March 31, 2008	1,500,000	1,258,193	$7.33

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2008:

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		remaining	Average			Average
Range of	Number	contractural	exercise price	Aggregate	Options	exercise price
exercise prices	outstanding	life (years)	per shares	Intrinsic Value	Exercisable	per shares
$.01 - 6.00	871,534	7.0	$2.52	$0	496,859	$2.99
$6.01 - 9.00	122,886	4.6	$7.90		110,386	$7.90
$9.01 - 13.50	142,673	2.5	$10.61		142,673	$10.61
$13.51 - 20.26	27,700	2.6	$18.34		27,700	$18.34
$20.27 - 30.37	8,250	1.5	$23.35		8,250	$23.35
$30.38 - 45.55	11,250	2.0	$37.24		11,250	$37.24
$45.56 - 68.32	73,900	1.8	$46.25		73,900	$46.25
$68.33 - 98.71	—	0.0	$.00		—	$.00
	1,258,193	5.8	$7.33	$0	871,018	$9.65

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.26 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Since all options that were exercisable were at a price higher than this closing price the intrinsic value is $0. The fair value of stock options exercisable at March 31, 2007 and March 31, 2008 was $5.1 million and $3.4 million, respectively. The total number of in-the-money options exercisable as of March 31, 2008 was zero.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R) for the three months ended March 31, 2007 and 2008 which was allocated as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2008

Cost of sales	$7,444	$5,225
General and administration	62,294	39,144
Marketing and selling	15,861	10,562
Research and development	43,655	31,719
Share based compensation expense included in operation expense	$129,254	$86,650

The Company did not recognize any tax benefits on the share-based compensation recorded in the periods based on the current tax status of the Company.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2007 was $1.11 per share, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2007

Expected Volatility	100.12%
Risk Free Interest Rate	4.78%
Dividend yield	0.00
Expected option life (10 year contractual life option)	6.25

The Company did not grant any stock options during the three months ended March 31, 2008.

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The Company chose to use the simplified method provided under SAB107, as updated by SAB 110, to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The Company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 100.12%, for the three months ended March 31, 2007.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As share-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2007 and March 31, 2008 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 14.18% and 33.26%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(9) Legal Proceedings

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

The Company’s financial statements for the fiscal year ended December 31, 2007 were prepared assuming the Company would continue as a going concern; however, the Company’s recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and net capital deficiency and is subject to the Company’s ability to secure additional orders of our implanter equipment or, in the alternative, identify and consummate a strategic transaction, including the potential a sale of the Company, or other strategic alternative.

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

Valuation of Long-Lived Assets.  Ibis reviews the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  Management is required to assess the recoverability of its long-lived assets or asset groups whenever events and circumstances indicate that the carrying value may not be recoverable. Based on current conditions, factors we consider important and that could trigger an impairment review include the following:

Significant underperformance relative to expected historical or projected future operating results,

Significant changes in the manner of our use of the acquired assets or the strategy of our overall business,

Significant negative industry or economic trends,

Significant decline in our stock price for a sustained period, and

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

Financial Condition

During the fourth quarter ended December 31, 2007, a number of unexpected developments occurred which impacted our assets, including changes in the projected cash flow generation and our projected utilization of the assets within our revised plans. As a result of our subsequent impairment analysis under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we recognized an impairment charge of approximately $1.6 million. Of this total impairment, approximately $1.3 million related to fixed assets and the balance of $0.3 million was associated with certain patents. We further determined that our inventory was at risk of obsolescence and we increased our inventory reserve approximately $1.8 million.

Results of Operations

First Quarter Ended March 31, 2008 Compared to First Quarter Ended March 31, 2007

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue decreased for the first quarter ended March 31, 2008 to $63 thousand from $84 thousand for the first quarter ended March 31, 2007, a decrease of $21 thousand or 25%. This decrease is attributable to decreased license revenue from royalty fees related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue increased to $268 thousand for the first quarter ended March 31, 2008 from $246 thousand for the first quarter ended March 31, 2007, representing an increase of $22 thousand or 9%. Sales of spare parts accounted for $255 thousand of equipment revenue and service revenue accounted for $13 thousand for the first quarter ended March 31, 2008. This compares to $96 thousand in sales of spare parts for the first quarter ended March 31, 2007 and $150 thousand in service revenue for the first quarter ended March 31, 2007. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the first quarter ended March 31, 2008 was $298 thousand, as compared to $116 thousand for the first quarter ended March 31, 2007. This increase of $182 thousand was primarily due to the expiration of the warranty on the implanter in the first quarter ended March 31, 2007.

The gross margin for all sales was 10% for the first quarter ended March 31, 2008 as compared to a gross margin of 65% for the first quarter ended March 31, 2007. The decrease in the gross margin for all sales is primarily attributable to the reduced cost in the quarter ended March 31, 2007 from the expiration of the warranty on the implanter.

General and Administrative Expenses.  General and administrative expenses for the first quarter ended March 31, 2008 were $0.5 million as compared to $0.6 million for the first quarter ended March 31, 2007. This was due to decreased payroll and payroll related expenses of $0.1 million from reduced salaries and headcount.

Marketing and Selling Expenses.  Marketing and selling expenses for the first quarter ended March 31, 2008 were $0.1 million as compared to $0.2 million for the first quarter ended March 31, 2007. This was due to decreased payroll and payroll related expenses of $0.1 million due to headcount reductions and labor costs charged out for consulting at a neighboring business in the quarter ended March 31, 2007.

Research and Development Expenses.  Internally funded research and development expenses decreased by $0.5 million or 39% to $0.6 million for the first quarter ended March 31, 2008, as compared to $1.1 million for the first quarter ended March 31, 2007. This was due to a reduction in payroll and payroll related expenses of $0.1 million from headcount reductions and labor costs charged out for consulting at a neighboring business in the quarter ended March 31, 2007, along with reduced R&D material of $0.1 million and reduced depreciation and amortization of $0.3 million.

Other Income (Expense).  Total other income for the first quarter ended March 31, 2008 was $0.3 million as compared to $0.2 million for the first quarter ended March 31, 2007. Other income increased in the quarter ended March 31, 2008, as a result of the sale of three Ibis 1000 implanters previously written off.

Liquidity and Capital Resources

The Company’s financial statements for the fiscal year ended December 31, 2007 were prepared assuming the Company would continue as a going concern; however, the Company’s recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and net capital deficiency and is subject to the Company’s ability to secure additional orders of our implanter equipment or, in the alternative, identify and consummate a strategic transaction, including the potential a sale of the Company, or other strategic alternative.

As of March 31, 2008, the Company had cash and cash equivalents of $5.0 million, including the gross proceeds from the financing of $5.3 million from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants in the year ended December 31, 2007.

During the three months ended March 31, 2008, the Company used $0.8 million of cash for operating activities of continuing operations as compared to $1.2 million in the three months ended March 31, 2007. To date, the Company’s working capital requirements have been funded primarily through debt (capital leases) and equity financings, including the 2007 financing discussed below. The principal uses of cash during the three months ended March 31, 2008, were to fund operations. At March 31, 2008, the Company had commitments to purchase approximately $0.1 million in material. Headcount for the quarter ended March 31, 2008 was 20 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations through June 2009. However, since the Company began selling implanters in 1996, the Company has only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4.0 million each and four i2000 oxygen implanters at a selling price between $6.0 and $8.0 million.  The most recent order received was in October 2005, for which the Company recognized revenue in the quarter ended September 30, 2006. The Company did not record implanter revenue during 2007 and as of July 7, 2008, does not have an order for an implanter. At present time, only one of the four major wafer manufacturers are counted as a current prospective customer. The Company currently does not have a backlog for implanters, nor does it have visibility to the timing of the next order from any customer. The Company’s failure to obtain any orders for implanters in the foreseeable future, notwithstanding the belief that the Company has sufficient cash for the 2008 fiscal year, or to obtain other sources of offsetting revenue, will have a material adverse impact on the Company’s business and hinder its ability to continue as a going concern. The Company’s continuing inability to generate revenue likely will result in the inability to continue to invest in research development and manufacturing capabilities, hinder the ability to pursue and maintain relationships, partnerships and alliances with third parties, result in a loss of key personnel by way of workforce reduction or by voluntary termination of employment, limit its ability to secure financing on acceptable terms, if at all, and create greater volatility in the trading of the Company’s common stock.

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

If the Company did not regain compliance with the minimum bid price requirement by June 9, 2008, the Nasdaq staff would provide the Company with written notification that the Common Stock would be delisted from the Nasdaq Global Market. At that time, the Company may appeal the delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules. Alternatively, Nasdaq Marketplace Rule 4450(i) may permit the Company to transfer the Common Stock to the Nasdaq Capital Market if the Common Stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market.

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

On June 5, 2008, the Company participated in a hearing of the Nasdaq Listing Qualifications Panel (the “Panel”) to address the delayed filing of the Company’s Form 10-K and the Form 10-Q, as well as additional compliance concerns.  The Panel is currently considering the Company’s request for continued listing.

The Company received a letter from the Nasdaq Stock Market dated April 16, 2008 advising that Nasdaq had not received the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as required by Nasdaq Marketplace Rule 4310(c)(14).  The Company received an additional letter from Nasdaq dated May 19, 2008 informing the Company that Nasdaq had not received the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as required by Nasdaq Marketplace Rule 4310(c)(14).  On May 28, 2008, the Company filed its Form 10-K for the year ended December 31, 2008 and, on June 2, 2008, filed Amendment No. 1 to correct certain inadvertent omissions.  The Company believes, that as a result of the filing of this Form 10-Q, the Company is in compliance with Marketplace Rule 4310(c)(14).  There can be no assurance that the Panel will grant the Company’s request for continued listing.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the Company’s ability to conduct its operations in a manner consistent with its current plan and to obtain additional implanter orders to continue as a going concern, (ii) regaining compliance with the minimum bid price, stockholders’ equity and market value of publicly held shares requirements and the continued inclusion of the Company’s Common Stock on the Nasdaq Global Market, (iii) the Company’s expectations regarding future orders for i2000 implanters, (iv) the Company’s expectations regarding it’s strategic alternatives, including the potential sale of the Company, (v) the continued employment of key management and technical personnel, and attaining implanter improvements to the degree and in the timeframe necessary to meet our customer’s expectations, (vi) the timing of our major customer’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (vii) the reliance on a single or small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, (viii) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (ix) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (x) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (xi) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xii) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xiii) the ability to operate with existing capital resources or to secure financing and to continue as a going concern and (xiv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; limited customers and products; lack of order backlog and visibility to the timing of new orders; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; loss of key personnel; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of rapidly changing technology; the possibility of the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2007. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Section 303(a)(4)(ii).

Contractual Obligations

We have no significant contractual obligations not fully recorded on our Balance Sheets or fully disclosed in the Notes to our Financial Statements.  Information about future payments under certain of our contractual obligations is contained in Note 9 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

Effects of Inflation

Ibis believes that over the past three years inflation has not had a significant impact on Ibis’ sales or operating results.

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its service sales with Japanese customers in Yen, which will introduce the potential for a currency exchange gain or loss on those transactions. The Company plans to continue to transact its sales for implanter equipment and all other transactions denominated in United States dollars. The Company invests primarily in money market funds and short-term commercial paper, holds its investments until maturity and has not entered into hedging transactions.

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management has concluded that because the material weakness in internal control over financial reporting described below, had not yet been fully remediated at March 31, 2008, our disclosure controls and procedures were not effective as of March 31, 2008. Notwithstanding the existence of the material weakness described below, management has concluded that, based on their knowledge, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

In our Management’s Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  Specifically:

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

Changes in Internal Control over Financial Reporting

Since December 31, 2007, including the period covered by this Quarterly Report on Form 10-Q, we have made certain changes to our internal controls over financial reporting, which are likely to have a material effect on such controls.  For a discussion of these changes, please refer to Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Management recognizes that the enhancements to our internal controls over financial reporting require continual monitoring and evaluation for effectiveness. The development of these actions is an interactive process and has evolved as the Company evaluates and improves our internal controls over financial reporting.  Management continues to review progress on these activities on a consistent and ongoing basis at the senior management level in conjunction with our Audit Committee.

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

Item 1A.                                                   Risk Factors

Except as described in this Item 1A, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company Received Notice from the Nasdaq Stock Market that Nasdaq had not received the Company’s Form 10-Q for the quarter year ended March 31, 2008, as required by Marketplace Rule 4310(c)(14).

On May 19, 2008, the Company received a letter from the Nasdaq Stock Market informing the Company that Nasdaq had not received the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as required by Nasdaq Marketplace Rule 4310(c)(14). Accordingly, Nasdaq notified the Company that the Nasdaq Listing Qualifications Panel (the “Panel”) will consider the matter in rendering a determination regarding the Company’s continued listing on the Nasdaq Global Market.  On June 5, 2008, the Company participated in a hearing of the Panel to address the delayed filing of the Company’s Form 10-K and the Form 10-Q, as well as additional compliance concerns.  The Panel is currently considering the Company’s request for continued listing.

On May 28, 2008, the Company filed its Form 10-K for the year ended December 31, 2008 and, on June 2, 2008, filed Amendment No. 1 to correct certain inadvertent omissions.  The Company believes, that as a result of the filing of this Form 10-Q, the Company is in compliance with Marketplace Rule 4310(c)(14).

The Company Received Notices from the Nasdaq Stock Market that it Has Not Maintained the Minimum Bid Price, Stockholders’ Equity and Market Value of Publicly Held Shares Requirds for Continued Inclusion on the Nasdaq Global Market.

On June 11, 2008, the Company received a letter from the Nasdaq Stock Market notifying the Company that the bid price of the Company’s Common Stock had closed less than $1.00 per share over the previous 30 consecutive business days and, as a result, the Company does not comply with Nasdaq Marketplace Rule 4450(a)(5).  The Company previously announced that it received a letter on December 10, 2007 from Nasdaq advising that, for the previous 30 consecutive business days, the bid price of the Common Stock had closed below the minimum $1.00 per share requirement.  The Company was provided 180 calendar days from the letter date, or until June 9, 2008, to regain compliance.

On June 3, 2008, the Company announced that it received a letter from Nasdaq dated May 29, 2008 informing the Company that it does not comply does not comply with the minimum $10,000,000 stockholders’ equity requirement, as required by Marketplace Rule 4450(a)(3).

On April 28, 2008, the Company announced that it had received a Nasdaq letter dated April 23, 2008 notifying the Company that for the last 30 consecutive trading days, the Company’s Common Stock had not maintained the minimum market value of publicly held shares (“MVPHS”) of $5,000,000, as required for continued inclusion by Nasdaq Marketplace Rule 4450(a)(2). The Company has been provided 90 calendar days, or until July 22, 2008, to regain compliance. The MVPHS of common stock must be $5,000,000 or greater for a minimum of 10 consecutive trading days to comply.

On June 5, 2008, the Company participated in a hearing of the Panel to address the delayed filing of the Company’s Form 10-K and the Form 10-Q, as well as additional compliance concerns.  The Panel is currently considering the Company’s request for continued listing.  There can be no assurance that the Panel will grant the Company’s request for continued listing. If the Company’s common stock does not qualify for, or is subsequently delisted from the Nasdaq Global Market and is unable to transfer to the Nasdaq Capital Market, investors may have difficulty converting their investment into cash efficiently.  The price of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be re-listed on Nasdaq.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

Ibis Technology Corporation

Date: July 8, 2008	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: July 8, 2008	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer