Form 10-Q
period 2008-06-30
IBIS TECHNOLOGY CORP
filed 2008-08-14
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Yes   ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer and  “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐        No   ☒

14,317,482 shares of Common Stock, par value $.008, were outstanding on August 14, 2008.

IBIS TECHNOLOGY CORPORATION

IBIS TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2007	2008

Assets
Current Assets:
Cash and cash equivalents	$5,770,072	$4,201,411
Accounts receivable, trade, net	308,768	101,860
Inventories, net (note 4)	1,790,394	1,793,777
Prepaid expenses and other current assets	165,925	160,170
Total current assets	8,035,159	6,257,218
Property and equipment	19,598,897	19,598,897
Less: Accumulated depreciation and amortization	(18,026,667)	(18,334,374)
Net property and equipment	1,572,230	1,264,523
Patents and other assets, net	155,444	139,887
Total assets	$9,762,833	$7,661,628

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$260,372	$298,018
Accrued liabilities (note 5)	471,219	398,144
Total current liabilities	731,591	696,162

Stockholders’ Equity:
Undesignated preferred stock, $.01 par value Authorized 2,000,000 shares; none issued	—	—
Common stock, $.008 par value Authorized 50,000,000 shares; issued and outstanding 14,317,482 shares at December 31, 2007 and June 30, 2008, respectively	114,540	114,540
Additional paid-in capital	99,087,089	99,257,732
Accumulated deficit	(90,170,387)	(92,406,806)
Total stockholders’ equity	9,031,242	6,965,466
Total liabilities and stockholders’ equity	$9,762,833	$7,661,628

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net Sales and revenue:
License and other revenue	$137,078	$71,346	$221,222	$134,254
Equipment revenue	128,052	23,147	373,971	291,253
Total net sales and revenue	265,130	94,493	595,193	425,507

Cost of sales and revenue:
Cost of license and other revenue	—	—	—	—
Cost of equipment revenue (includes share-based compensation expense of $5,661 and $5,139 for the three months ended June 30, 2007 and 2008, and $13,105 and $10,364 for the six months ended June 30, 2007 and 2008, respectively)	204,379	129,843	320,217	427,900
Total cost of sales and revenue	204,379	129,843	320,217	427,900
Gross profit (loss)	60,751	(35,350)	274,976	(2,393)

Operating expenses:
General and administrative (includes share-based compensation expense of $59,333 and $36,492 for the three months ended June 30, 2007 and 2008, and $121,627 and $75,637 for the six months ended June 30, 2007 and 2008, respectively)	566,878	487,892	1,128,614	1,017,165
Marketing and selling (includes share-based compensation expense of $15,820 and $10,144 for the three months ended June 30, 2007 and 2008, and $31,681 and $20,706 for the six months ended June 30, 2007 and 2008, respectively)	139,434	98,367	359,921	186,616
Research and development (includes share-based compensation expense of $37,103 and $32,218 for the three months ended June 30, 2007 and 2008, and $80,758 and $63,936 for the six months ended June 30, 2007 and 2008, respectively)	963,518	742,794	2,027,880	1,390,835
Total operating expenses	1,669,830	1,329,053	3,516,415	2,594,616

Loss from operations	(1,609,079)	(1,364,403)	(3,241,439)	(2,597,009)

Other income:
Interest income	65,947	29,982	122,837	85,067
Other income	96,392	50,411	202,104	275,523
Total other income	162,339	80,393	324,941	360,590

Net loss	$(1,446,740)	$(1,284,010)	$(2,916,498)	$(2,236,419)

Earnings (loss) per share:
Basic	$(0.11)	$(0.09)	$(0.23)	$(0.16)
Diluted	$(0.11)	$(0.09)	$(0.23)	$(0.16)

Weighted average common shares outstanding
Basic	13,431,999	14,317,482	12,490,084	14,317,482
Diluted (note 6)	13,431,999	14,317,482	12,490,084	14,317,482

See accompanying notes to unaudited interim financial statements.

IBIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2007	2008

Cash flows from operating activities:
Net loss	$(2,916,498)	$(2,236,419)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	247,171	170,643
Depreciation and amortization	773,934	343,503
Changes in operating assets and liabilities:
Accounts receivable, trade	(46,643)	206,908
Inventories	10,750	(3,383)
Prepaid expenses and other current assets	(32,789)	5,755
Accounts payable	(52,326)	37,646
Accrued liabilities	(448,801)	(73,075)

Net cash used in operating activities	(2,465,202)	(1,548,422)

Cash flows from investing activities:
Additions to property and equipment, net	(6,254)	—
Other assets	(24,802)	(20,239)

Net cash used in investing activities	(31,056)	(20,239)

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan	27,690	—
Proceeds from sales of common stock, net of issuance cost	4,884,381	—

Net cash provided by financing activities	4,912,071	—

Net increase (decrease) in cash and cash equivalents	2,415,813	(1,568,661)

Cash and cash equivalents, beginning of period	4,812,477	5,770,072

Cash and cash equivalents, end of period	$7,228,290	$4,201,411

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

In the opinion of management, the interim financial statements include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company as of and for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K as filed on May 28, 2008 and, as amended, on June 2, 2008.

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

(b) Inventory Valuation and Reserve

The Company policy for the valuation of inventory, including the determination of obsolete or excess inventory, requires the Company to forecast the future demand for products within specific time horizons, generally twelve months or less. If the Company forecasted demand for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves, which would have a negative impact on the gross margin. The Company has reserved for obsolescence when engineering changes or other technological advances indicate that obsolescence has occurred.

(c) Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the 2000 Employee Stock Purchase Plan (“the ESPP”), restricted stock and other special equity awards based on grant date estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). In December 2007, the Securities and Exchange Commission released SAB 110, which modifies SAB 107 to extend the use of the “simplified method” regarding the calculation and use of the expected term of share options utilized in SFAS 123(R) share based payments. The Company currently utilizes the simplified method in these calculations.

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

(e) Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits. At June 30, 2008, the Company had no unrecognized tax benefits.  The Company classifies any interest and penalties related to income taxes as components of income tax expense.

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

(f) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b, which delayed the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. At this time, we have adopted the FAS 157 as it relates to the Company’s financial assets and liabilities only. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our financial statements.

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

As of June 30, 2008, the Company had cash and cash equivalents of $4.2 million, including the gross proceeds from the financing of $5.3 million from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants in the year ended December 31, 2007.

During the six months ended June 30, 2008, the Company used $1.5 million of cash for operating activities compared to $2.5 million in the six months ended June 30, 2007. To date, the Company’s working capital requirements have been funded primarily through debt (capital leases) and equity financings, including the 2007 financing discussed below. The principal uses of cash during the six months ended June 30, 2008, were to fund operations. At June 30, 2008, the Company had commitments to purchase approximately $0.1 million in material. Headcount for the quarter ended June 30, 2008 was 20 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations through July 2009. However, since the Company began selling implanters in 1996, the Company has only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4.0 million each and four i2000 oxygen implanters at a selling price between $6.0 and $8.0 million.  The most recent order received was in October 2005, for which the Company recognized revenue in the quarter ended September 30, 2006. The Company did not record implanter revenue during 2007 and, as of June 2008, does not have an order for an implanter. At present time, only one of the four major wafer manufacturers are counted as a current prospective customer. The Company currently does not have a backlog for implanters, nor does it have visibility to the timing of the next order from any customer. The Company’s failure to obtain any orders for implanters in the foreseeable future, notwithstanding management’s belief that the Company has sufficient cash for the 2008 fiscal year, or to obtain other sources of offsetting revenue, will have a material adverse impact on the Company’s business and hinder its ability to continue as a going concern. The Company’s continuing inability to generate revenue likely will result in the inability to continue to invest in research development and manufacturing capabilities, hinder the  ability to pursue and maintain relationships, partnerships and alliances with third parties, result in a loss of key personnel by way of workforce

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

reduction or by voluntary termination of employment, limit its ability to secure financing on acceptable terms, if at all, and create greater volatility in the trading of the Company’s common stock.

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

In February 2008, the Company announced the engagement of the investment bank, BlueLake Partners, LLC, for the purpose of assessing strategic alternatives for Ibis, including a potential sale of the Company and/or its assets. The Company can give no assurance that it will identify an alternative that allows stockholders to realize an increase in the value of the Company’s stock. There can also be no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to the stockholders than that reflected in the current stock price. In fact, if the Company is unable to recognize revenue through the sale of its products pursuant to the current operating plan, and if a viable strategic alternative is not identified, the Company may be unable to continue as a going concern. Further, in pursuit of the highest value for shareholders, the Board of Directors may also consider alternatives that include a liquidation of assets and the resulting cash distribution per share after payment of outstanding liabilities. In such case, any per-share cash liquidation distribution could be less than the purchase price per share that stockholders may have paid for the Company’s securities.

On August 11, 2008, the Company announced that it received a letter from The Nasdaq Stock Market stating that a Nasdaq Hearing Panel had determined to delist the Common Stock of the Company from the Nasdaq Global Market and will suspend trading of the Company’s shares effective on the opening of business on August 13, 2008. The decision of the Panel followed a hearing on June 5, 2008 during which the Company addressed the delayed filing of the Company’s Form 10-K for the year ended December 31, 2007 (which the Company filed on May 28, 2008 and amended on June 2, 2008) and the Form 10-Q for the quarter ended March 31, 2008 (which the Company filed on July 11, 2008), as well as additional Nasdaq compliance deficiencies relating to the maintenance of the minimum bid price, stockholders equity and market value of publicly-held shares.

The Company does not plan to request a review from the Nasdaq Listing and Hearing Review Council. The Company now expects to be quoted on the Pink Sheets, an electronic quotation service maintained by Pink Sheets LLC. The Pink Sheets allow continued trading of securities of delisted companies. The Company expects its Common Stock to be traded on the Pink Sheets under the symbol “IBIS” or “IBIS.PK”. The Company’s Common Stock may also be quoted on the OTC Bulletin Board ®, a regulated quotation service for over-the-counter securities, provided one or more market makers apply to quote the Company’s securities.

As a result of the delisting of the Company’s Common Stock from the Nasdaq Global Market, investors may have difficulty converting their investment into cash efficiently.  The price of the Company’s Common Stock and the levels of liquidity available to stockholders may be reduced. In addition, the trading of the Company’s Common Stock in the Pink Sheets may materially adversely affect access to the capital markets, and the limited liquidity and potentially reduced price of the Company’s Common Stock could materially adversely affect the ability of Ibis to raise capital through alternative financing sources on acceptable terms or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(4) Inventories

Inventories consist of the following:

	December 31,	June 30,
	2007	2008

Raw materials	$328,802	$332,185
Work in process	1,461,592	1,461,592
Total equipment inventory	$1,790,394	$1,793,777

(5) Accrued Liabilities

Current accrued liabilities were as follows:

	December 31,	June 30,
	2007	2008

Accrued vacation	$129,903	$174,631
Accrued payroll	39,401	39,401
Accrued expenses	301,915	184,112
Total accrued liabilities	$471,219	$398,144

(6) Net Loss Per Share

Net loss for the quarter ended June 30, 2008 of $1.3 million or a loss of $0.09 per share, included share-based compensation expense under SFAS 123(R), of $0.1 million or $0.01 per share related to employee stock options, and employee stock purchases. Net loss for the six months ended June 30, 2008 of $2.2 million or $0.16 per share included share-based compensation expense under SFAS 123(R) of $0.2 million or $0.01 per share. Net loss for the quarter ended June 30, 2007 of $1.4 million or $0.11 per share, included share-based compensation expense under SFAS 123(R) of $0.1 million or $0.01 per share, related to employee stock options, and employee stock purchases. Net loss for the six months ended June 30, 2007 of $2.9 million or $0.23 per share included share-based compensation expense under SFAS 123(R) of $0.2 million or $0.02 per share.

Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each period and including the dilutive effect, if any, of stock options and warrants. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) requires the presentation of basic and diluted earnings (loss) per share for all periods presented. As the Company was in a net loss position for the three and six months ended June 30, 2007 and 2008, common stock equivalents of 10,380 and common stock warrants of 2,713,400, were excluded from the diluted loss per share calculation, as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

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

The table below provides unaudited information for the three and six months ended June 30, 2007 and 2008 pertaining to the Company’s two industry segments.

	SIMOX	Other Products
	Equipment	Or Services	Total
Net Revenue
Three Months Ended June 30, 2007	$128,052	$137,078	$265,130
Three Months Ended June 30, 2008	$23,147	$71,346	$94,493
Six Months Ended June 30, 2007	$373,971	$221,222	$595,193
Six Months Ended June 30, 2008	$291,253	$134,254	$425,507

Operating Income (Loss)
Three Months Ended June 30, 2007	(1,179,279)	137,078	(1,042,201)
Three Months Ended June 30, 2008	(947,857)	71,346	(876,511)
Six Months Ended June 30, 2007	(2,334,047)	221,222	(2,112,825)
Six Months Ended June 30, 2008	(1,714,098)	134,254	(1,579,844)

Assets
June 30, 2008	3,253,306	83,878	3,337,184

Depreciation and Amortization of Property and Equipment
Three Months Ended June 30, 2007	368,693	—	368,693
Three Months Ended June 30, 2008	153,148	—	153,148
Six Months Ended June 30, 2007	737,448	—	737,448
Six Months Ended June 30, 2008	306,734	—	306,734

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

The table below provides the reconciliation of reportable segment operating loss and assets to Ibis’ totals.

	Three months ended		Six months ended
	June 30,		June 30,
Segment Reconciliation	2007	2008	2007	2008

Net Income (Loss):
Total operating loss for reportable segments	$(1,042,201)	$(876,511)	$(2,112,825)	$(1,579,844)
Corporate general and administrative expenses	(566,878)	(487,892)	(1,128,614)	(1,017,165)
Net other income	162,339	80,393	324,941	360,590
Income tax expense	$—	$—	$—	$—
Net loss	$(1,446,740)	$(1,284,010)	$(2,916,498)	$(2,236,419)

Capital Expenditures:
Total capital expenditures for reportable segments	$—	$—	$—	$—
Corporate capital expenditures	6,254	—	$6,254	—
Total capital expenditures for reportable segments	$6,254	$—	$6,254	$—

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$368,693	$153,148	$737,448	$306,734
Corporation depreciation and amortization	16,532	17,278	36,486	36,769
Total depreciation and amortization	$385,225	$170,426	$773,934	$343,503

Balance as of June 30, 2008
Assets
Total assets for reportable segments	$3,337,184
Cash & cash equivalents not allocated to segments	4,201,411
Other unallocated assets	123,033
Total assets	$7,661,628

(8) Employee Stock Benefit Plans

Net loss for the six months ended June 30, 2008 included share-based compensation expense under SFAS 123(R) of $0.2 million. Of this expense, twelve percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while seventy nine percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method, which was adopted in 2006 under the new guidance, and nine percent came from the employee stock purchase plan valuation. Net loss for the six months ended June 30, 2007 included share-based compensation expense under SFAS 123(R) of $0.2 million. Of this expense, twenty six percent came from options issued prior to December 31, 2005 and are valued using the accrual method, which is consistent with prior periods, while sixty seven percent came from options issued after January 1, 2006 and are valued using the straight-line prorated method which was adopted in 2006 under the new guidance, and seven percent came from the employee stock purchase plan valuation.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan where eligible employees may purchase common stock through payroll deduction of up to 15% of compensation with a limit of $21,250. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally 6 months). The 2000 Employee

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Stock Purchase Plan, as amended, provides for purchases by employees of up to an aggregate of 600,000 shares through May 31, 2010. During the six months ended June 30, 2007 and June 30, 2008, the Company issued 22,771 and zero shares under the Purchase Plan. At June 30, 2008, 146,038 shares were available for purchase under the Purchase Plan.

Employee Stock Option Plan

The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire in 10 years after the grant date. As of June 30, 2008, a total of 4.7 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 1.5 million at June 30, 2008. The remaining unrecognized compensation expense on stock options at June 30, 2008 was $0.4 million. The weighted average period over which the cost is expected to be recognized is approximately 1 year.

As of June 30, 2008, the Company had four equity compensation plans under which our equity securities have been authorized for issuance to our employees and/or directors: the 2000 Employee Stock Purchase Plan, as amended (described above), the 1993 Employee, Director and Consultant Stock Option Plan, as amended, (the 1993 Plan); the 1997 Employee, Directors and Consultant Stock Option Plan, as amended; and the 2007 Employee, Director and Consultant Equity Plan, (the 2007 Plan). The 1993 Plan has expired and there are no options available for issuance; however, the 1993 Plan continues to govern all options, awards and other grants granted and outstanding under the 1993 Plan.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Shares of common stock outstanding	14,316,629	14,317,482	14,316,629	14,317,482

Granted	312,500	—	597,500	—
Canceled/forfeited	(124,547)	—	(175,067)	—
Expired	—	(2,500)	—	(96,207)
Net options granted	187,953	(2,500)	422,433	(96,207)

Grant dilution (1)	1.3%	0.0%	3.0%	(0.7)%

Exercised	—	—	—	—
Exercised dilution (2)	0.0%	0.0%	0.0%	0.0%

(1)  The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)  The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.

Basic and diluted shares outstanding for the three and six months ended June 30, 2008 were 14,317,482 shares. During the three and six months ending June 30, 2008, the dilutive effect of in-the-money employee stock options were zero shares based on the Company’s average share price of $0.23 and $0.30 respectively.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

A summary of stock option transactions follows:

	Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan

Balance outstanding as December 31, 2006	440,926	1,354,385	$9.59
Granted	(612,500)	612,500	1.47
Exercised	—	—	—
Cancelled/forfeited	614,985	(614,985)	6.43
Expired	(443,411)	—	—
Additional shares reserved	1,500,000	—	—
Balance outstanding as December 31, 2007	1,500,000	1,351,900	$7.35
Granted	—	—	—
Exercised	—	—	—
Cancelled/forfeited	96,207	(96,207)	7.80
Expired	(96,207)	—	—
Additional shares reserved	—	—	—
Balance outstanding as June 30, 2008	1,500,000	1,255,693	$7.32

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2008:

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		remaining	Average			Average
Range of	Number	contractural	exercise price	Aggregate	Options	exercise price
exercise prices	outstanding	life (years)	per shares	Intrinsic Value	Exercisable	per shares
$ .01 - 6.00	871,534	6.7	$2.52	$0	568,459	$2.79
$ 6.01 - 9.00	122,886	4.3	$7.90		122,886	$7.90
$ 9.01 - 13.50	140,173	2.3	$10.58		140,173	$10.58
$ 13.51 - 20.26	27,700	2.3	$18.34		27,700	$18.34
$ 20.27 - 30.37	8,250	1.3	$23.35		8,250	$23.35
$ 30.38 - 45.55	11,250	1.8	$37.24		11,250	$37.24
$ 45.56 - 68.32	73,900	1.5	$46.25		73,900	$46.25
	1,255,693	5.5	$7.32	$0	952,618	$9.00

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.11 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Since all options that were exercisable were at a price higher than this closing price the intrinsic value is $0. The fair value of stock options exercisable at June 30, 2007 and June 30, 2008 was $4.0 million and $3.5 million, respectively. The total number of in-the-money options exercisable as of June 30, 2008 was zero.

IBIS TECHNOLOGY CORPORATION

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases under SFAS123 (R) for the three and six months ended June 30, 2007 and 2008 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Cost of sales	$5,661	$5,139	$13,105	$10,364
General and administration	59,333	36,492	121,627	75,637
Marketing and selling	15,820	10,144	31,681	20,706
Research and development	37,103	32,218	80,758	63,936
Share based compensation expense included in operation expense	$117,917	$83,993	$247,171	$170,643

The Company did not recognize any tax benefits on the share-based compensation recorded in the periods based on the current tax status of the Company.

The Company did not grant any stock options during the three and six months ended June 30, 2008.

The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2007 were $1.52 and $1.37 per share, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six
Months Ended
June 30, 2007

Expected Volatility	97.96%
Risk Free Interest Rate	4.87%
Dividend yield	0.00
Expected option life (10 year contractual life option)	6.25

The expected life of employee stock options is the anticipated average time that an option will be outstanding. The Company chose to use the simplified method provided under SAB107, as updated by SAB 110, to estimate the expected term for “plain vanilla” stock options. The expected term as calculated under the simplified method is 6.25 years.

The Company determined the expected volatility of the stock price by using a period equal to the expected life of the stock options, 6.25 years. Volatility was measured as the standard deviation of the difference in the natural logarithms of the stock over the expected life of the options using the daily closing stock price. This resulted in the volatility of 97.96%, for the three and six months ended June 30, 2007.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the expected term of the Company’s employee stock options.

As share-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2007 and 2008 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 14.18% and 33.26%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Initially, much of our revenue was derived from research and development contracts and sales of wafers for military applications. Over the years, the Company decided to focus its business operations and sales strategy on the manufacture and sale of our implanter equipment products and de-emphasized the sale of wafers given that, among other things, we believed that the wafer manufacturing companies were in the best position to manufacture SIMOX-SOI wafers using our implanter equipment in light of their expertise and operating efficiencies. As we announced on July 21, 2004, we exited the wafer manufacturing business. Wafer product sales, as well as wafer revenue reported in subsequent periods, are reported net of associated costs, as loss from discontinued operations or other income after 2005 on our income statement. The Company believes that its decision to discontinue the wafer business permits broader strategic collaboration efforts between Ibis and the wafer manufacturers. We reach this conclusion for a number of reasons. First, we believe that tremendous price pressure exists on commodity type products, such as silicon wafers, and this pressure is already eroding future price expectations of SOI wafers. Because the starting wafer represents a significant component of the SOI wafer cost, we believe that silicon wafer manufacturers should have a natural cost structure advantage leading to a higher gross margin in large volume production, and therefore should be able to manage such price pressure better than stand-alone SOI producers that do not also produce the silicon wafer itself. Second, we expect that the price pressure will encourage silicon wafer manufacturers to seek out higher margin products, like SOI wafers, to increase their margins. Third, we believe that silicon wafer manufacturers have traditionally developed proprietary intellectual property in silicon materials science, which can be applied to designing optimal starting wafers for SOI production. We believe that this should give them an advantage in both minimizing wafer cost and maximizing SOI wafer quality and yield. Fourth, our experience suggests that silicon wafer manufacturers already have a well-developed infrastructure for manufacturing, sale and marketing of large volumes of substrates. Lastly, we believe that there is greater efficiency in producing the SOI wafer as part of the wafer manufacturers existing product flow, specifically avoiding the need to repackage, re-clean, re-inspect and re-ship substrates twice, once as starting silicon wafers, and a second time as SOI wafers. Therefore, as a result of these trends,  not withstanding our current lack of orders, we expect our ultimate customers will be drawn from these silicon wafer manufacturers and we have focused the majority of our technical and marketing resources on the sale of implanters to the leading silicon wafer manufacturers and our key customers in the semiconductor industry, who we believe are the leaders in the adoption of SOI technology.

Our fundamental SIMOX-SOI technology has been developed, refined, and tested over the last dozen years.  In 2002, we introduced the current generation of SIMOX-SOI technology that included our second-generation oxygen implanter (i2000™), and the MLD wafer process which was licensed to us by IBM. We believe that the i2000’s flexibility, automation and operator-friendly controls allow this tool to produce a wide range of SIMOX-SOI wafer products using a range of manufacturing processes, including Advantox® MLD and Advantox MLD-UT wafers. We also believe the ability of the i2000 implanter to produce twelve-inch (or 300 mm) SIMOX-SOI wafers coupled with the MLD process should position us to capitalize on the projected future growth in the SOI marketplace. In 1999, we commenced a program to design and develop the i2000, introduced it in March 2002, and began shipping 300 mm wafers implanted from this machine shortly thereafter. Customers who purchase the i2000 can utilize more than one SIMOX wafer manufacturing process on the implanter including the IBM MLD process, when licensed, as well as other SIMOX-SOI wafer manufacturing processes that do not require the IBM license.

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

Valuation of Long-Lived Assets.  We review the valuation of long-lived assets, including property and equipment and licenses, under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We are required to assess the recoverability of its long-lived assets or asset groups whenever events and circumstances indicate that the carrying value may not be recoverable. Based on current conditions, factors we consider important and that could trigger an impairment review include the following:

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

Financial Condition

During the fourth quarter of 2007, we conducted an impairment analysis of our assets and concluded that the carrying value of certain of those assets exceeded their probable fair value. Accordingly, we recorded an impairment loss on our fixed assets of $1.3 million, $0.3 million impairment loss on patents and recorded a charge for an increase to inventory reserve of $1.8 million. We will continue to evaluate the value of its assets taking into consideration current business conditions and potential strategic transactions.

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter Ended June 30, 2008 Compared to Second Quarter Ended June 30, 2007

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue decreased for the second quarter ended June 30, 2008 to $71 thousand from $137 thousand for the second quarter ended June 30, 2007, a decrease of $66 thousand or 48%. This decrease is attributable to decreased license revenue from royalty fees related to equipment technology, along with a non-refundable supplemental license option fee received in the second quarter ended June 30, 2007 which related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $23 thousand for the second quarter ended June 30, 2008 from $128 thousand for the second quarter ended June 30, 2007, representing a decrease of $105 thousand or 82%. Sales of spare parts accounted for all of equipment revenue  for the second quarter ended June 30, 2008 and June 30, 2007. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the second quarter ended June 30, 2008 was $130 thousand, as compared to $204 thousand for the second quarter ended June 30, 2007. This decrease of $74 thousand was primarily due to reduced sales of spare parts in the second quarter ended June 30, 2008.

The gross margin for all sales was a negative 37% for the second quarter ended June 30, 2008 as compared to a gross margin of 23% for the second quarter ended June 30, 2007. The decrease in the gross margin for all sales is attributable to the reduced license revenue, along with reduced spare parts sold in the quarter ended June 30, 2008.

General and Administrative Expenses.  General and administrative expenses for the second quarter ended June 30, 2008 were $488 thousand as compared to $567 thousand for the second quarter ended June 30, 2007. This decrease was due to decreased payroll and payroll related expenses from reduced salaries and headcount.

Marketing and Selling Expenses.  Marketing and selling expenses for the second quarter ended June 30, 2008 were $98 thousand as compared to $139 thousand for the second quarter ended June 30, 2007. This decrease was due to reduced payroll and payroll related expenses.

Research and Development Expenses.  Internally funded research and development expenses decreased by $221 thousand or 23% to $743 thousand for the second quarter ended June 30, 2008, as compared to $964 thousand for the second quarter ended June 30, 2007. This was due to reduced depreciation and amortization.

Other Income (Expense).  Total other income for the second quarter ended June 30, 2008 was $80 thousand as compared to $162 thousand for the second quarter ended June 30, 2007. Other income decreased in the quarter ended June 30, 2008, as a result of the termination in 2007 of outside consulting performed at a neighboring business under a staffing services agreement.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

License and Other Revenue.  License and other revenue includes revenue derived from license agreements, characterization and other services. License and other revenue decreased for the six months ended June 30, 2008 to $134 thousand from $221 thousand for the six months ended June 30, 2007, a decrease of $87 thousand or 39%. This decrease is attributable to decreased license revenue from royalty fees related to equipment technology, along with a

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

non-refundable supplemental license option fee received in the six months ended June 30, 2007 which related to equipment technology.

Equipment Revenue.  Equipment revenue represents revenue recognized from sales of implanters, spare parts and field service revenue. Equipment revenue decreased to $291 thousand for the six months ended June 30, 2008 from $374 thousand for the six months ended June 30, 2007, representing a decrease of $83 thousand or 22%. Sales of spare parts accounted for all of equipment revenue for the six months ended June 30, 2008. This compares to $224 thousand in sales of spare parts for the six months ended June 30, 2007 and $150 thousand in service revenue for the six months ended June 30, 2007. Sales of spare parts fluctuate depending on customer demand and when warranties expire on individual pieces of equipment.

Total Cost of Sales and Revenue.  Cost of equipment revenue represents the cost of equipment, the cost for spare parts, and the costs of labor incurred for field service. Cost of equipment revenue for the six months ended June 30, 2008 was $428 thousand, as compared to $320 thousand for the six months ended June 30, 2007. This decrease of $108 thousand was primarily due to the expiration of the warranty on the implanter in the six months ended June 30, 2007.

The gross margin for all sales was a negative 1% for the six months ended June 30, 2008 as compared to a gross margin of 46% for the six months ended June 30, 2007. The decrease in the gross margin for all sales is attributable to the reduced cost in the six months ended June 30, 2007 from the expiration of the warranty on the implanter, reduced license revenue and reduced spare parts sales.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2008 were $1,017 thousand as compared to $1,127 thousand for the six months ended June 30, 2007. This was due to decreased payroll and payroll related expenses from reduced salaries and headcount.

Marketing and Selling Expenses.  Marketing and selling expenses for the six months ended June 30, 2008 were $187 thousand as compared to $360 thousand for the six months ended June 30, 2007. This was due to decreased payroll and payroll related expenses due to headcount reductions and labor cost charged out for consulting at a neighboring business in the six months ended June 30, 2007.

 Research and Development Expenses.  Internally funded research and development expenses decreased by $637 thousand or 31% to $1,391 thousand for the six months ended June 30, 2008, as compared to $2,028 thousand for the six months ended June 30, 2007. This was due to a reduction in payroll and payroll related expenses of $130 thousand from headcount reductions and labor costs charged out for consulting at a neighboring business in the six months ended June 30, 2007, along with reduced R&D material of $74 thousand and reduced depreciation and amortization of $433 thousand.

Other Income (Expense).  Total other income for the six months ended June 30, 2008 was $361 thousand as compared to $325 thousand for the six months ended June 30, 2007. Other income increased in the six months ended June 30, 2008, as a result of the sale of three Ibis 1000 implanters previously written off, which was partially offset by the termination in 2007 of outside consulting performed at a neighboring business under a staffing services agreement.

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

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2008, the Company had cash and cash equivalents of $4.2 million, including the gross proceeds from the financing of $5.3 million from the sale of 3.4 million shares of common stock and 2.5 million common stock warrants in the year ended December 31, 2007.

During the six months ended June 30, 2008, the Company used $1.5 million of cash for operating activities of continuing operations as compared to $2.5 million in the six months ended June 30, 2007. To date, the Company’s working capital requirements have been funded primarily through debt (capital leases) and equity financings, including the 2007 financing discussed below. The principal uses of cash during the six months ended June 30, 2008, were to fund operations. At June 30, 2008, the Company had commitments to purchase approximately $0.1 million in material. Headcount for the quarter ended June 30, 2008 was 20 employees.

Cash flow projections developed by management indicate the Company believes it will have sufficient cash resources to support current operations through July 2009. However, since the Company began selling implanters in 1996, the Company has only sold a total of eight Ibis 1000 oxygen implanters at an average sale price of approximately $4.0 million each and four i2000 oxygen implanters at a selling price between $6.0 and $8.0 million.  The most recent order received was in October 2005, for which the Company recognized revenue in the quarter ended September 30, 2006. The Company did not record implanter revenue during 2007 and as of June, 2008, does not have an order for an implanter. At present time, only one of the four major wafer manufacturers are counted as a current prospective customer. The Company currently does not have a backlog for implanters, nor does it have visibility to the timing of the next order from any customer. The Company’s failure to obtain any orders for implanters in the foreseeable future, notwithstanding the management’s belief that the Company has sufficient cash for the 2008 fiscal year, or to obtain other sources of offsetting revenue, will have a material adverse impact on the Company’s business and hinder its ability to continue as a going concern. The Company’s continuing inability to generate revenue likely will result in the inability to continue to invest in research development and manufacturing capabilities, hinder the  ability to pursue and maintain relationships, partnerships and alliances with third parties, result in a loss of key personnel by way of workforce reduction or by voluntary termination of employment, limit its ability to secure financing on acceptable terms, if at all, and create greater volatility in the trading of the Company’s common stock.

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

In February 2008, the Company announced the engagement of the investment bank, BlueLake Partners, LLC, for the purpose of assessing strategic alternatives for Ibis, including a potential sale of the Company and/or its assets. The Company can give no assurance that it will identify an alternative that allows stockholders to realize an increase in the value of the Company’s stock. There can also be no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to the stockholders than that reflected in the current stock price. In fact, if the Company is unable to recognize revenue through the sale of its products pursuant to the

IBIS TECHNOLOGY CORPORATION

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

current operating plan, and if a viable strategic alternative is not identified, the Company may be unable to continue as a going concern. Further, in pursuit of the highest value for shareholders, the Board of Directors may also consider alternatives that include a liquidation of assets and the resulting cash distribution per share after payment of outstanding liabilities. In such case, any per-share cash liquidation distribution could be less than the purchase price per share that stockholders may have paid for the Company’s securities.

On August 11, 2008, the Company announced that it received a letter from The Nasdaq Stock Market stating that a Nasdaq Hearing Panel had determined to delist the Common Stock of the Company from the Nasdaq Global Market and will suspend trading of the Company’s shares effective on the opening of business on August 13, 2008. The decision of the Panel followed a hearing on June 5, 2008 during which the Company addressed the delayed filing of the Company’s Form 10-K for the year ended December 31, 2007 (which the Company filed on May 28, 2008 and amended on June 2, 2008) and the Form 10-Q for the quarter ended March 31, 2008 (which the Company filed on July 11, 2008), as well as additional Nasdaq compliance deficiencies relating to the maintenance of the minimum bid price, stockholders equity and market value of publicly-held shares.

The Company does not plan to request a review from the Nasdaq Listing and Hearing Review Council. The Company now expects to be quoted on the Pink Sheets, an electronic quotation service maintained by Pink Sheets LLC. The Pink Sheets allow continued trading of securities of delisted companies. The Company expects its Common Stock to be traded on the Pink Sheets under the symbol “IBIS” or “IBIS.PK”. The Company’s Common Stock may also be quoted on the OTC Bulletin Board ®, a regulated quotation service for over-the-counter securities, provided one or more market makers apply to quote the Company’s securities.

As a result of the delisting of the Company’s Common Stock from the Nasdaq Global Market, investors may have difficulty converting their investment into cash efficiently.  The price of the Company’s Common Stock and the levels of liquidity available to stockholders may be reduced. In addition, the trading of the Company’s Common Stock in the Pink Sheets may materially adversely affect access to the capital markets, and the limited liquidity and potentially reduced price of the Company’s Common Stock could materially adversely affect the ability of Ibis to raise capital through alternative financing sources on acceptable terms or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities.

Business Risk Factors

This Form 10-Q contains express or implied forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things: (i) the Company’s ability to conduct its operations in a manner consistent with its current plan and to obtain additional implanter orders to continue as a going concern, (ii) the expected quotation on the Pink Sheets and application by one or more market makers to quote the Company’s securities on the OTC Bulletin Board ®, (iii) the ability of the Company to timely file all required reports under the Securities Exchange Act of 1934, as amended (iv) the Company’s expectations regarding future orders for i2000 implanters, (v) the Company’s expectations regarding it’s strategic alternatives, including the potential sale of the Company, (vi) the continued employment of key management and technical personnel, and attaining implanter improvements to the degree and in the timeframe necessary to meet our customer’s expectations, (vii) the timing of our major customer’s ramping to production quantities on the i2000 implanter and the sustained production worthiness of the i2000 implanter, (viii) the reliance on a single or small number of large customers, interest in and demand for, and market acceptance of, the Company’s SIMOX-SOI technology including the Company’s implanters, ix) the involvement generally of the silicon wafer manufacturing industry in the SOI wafer market and the ability of the wafer manufacturer’s to produce sufficiently low cost SIMOX-SOI wafers utilizing both our SIMOX equipment and technology, as well as other equipment manufacturer’s tools, (x) the timing and likelihood of revenue recognition on orders for the Company’s implanters, (xi) the Company’s belief that wafer manufacturers will become the primary suppliers of SIMOX-SOI wafers to the chipmaking industry, (xii) the throughput and production capacity of the i2000 implanter for manufacturing 300-mm SIMOX-SOI wafers, attaining implanter improvements to the degree and in the timeframe necessary to meet customer expectations, and the ability of the i2000 implanter to achieve acceptable production yields, (xiii) the Company’s plan to focus on supplying implanters to wafer manufacturers, (xiv) the ability to operate with existing capital resources or to secure financing and to continue as a going concern and (xv) the Company’s expectation of having sufficient cash for operations. Such statements are neither promises nor guarantees but rather are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: future continued migration to SOI technology and market acceptance of SIMOX; the level of demand for the Company’s products; limited customers and products; lack of order backlog and visibility to the timing of new orders; the Company’s ability to pursue and maintain further strategic relationships, partnerships and alliances with third parties; loss of key personnel; the Company’s ability to protect its proprietary technology; the potential trends in the semiconductor industry generally; the ease with which the i2000 can be installed and qualified in fabrication facilities; the likelihood that implanters, if ordered, will be qualified and accepted by customers without substantial delay, modification, or cancellation, in whole or in part; the likelihood and timing of revenue recognition on such transactions; the impact of rapidly changing technology; the possibility of the impact of competitive products, technologies and pricing; the impact of rapidly changing technology; the possibility of further asset impairment and resulting charges; equipment capacity and supply constraints or difficulties; the Company’s limited history in selling implanters; general economic conditions; and other risks and uncertainties described elsewhere in this Form 10-Q and in the Company’s Securities and Exchange Commission filings from time to time, including but not limited to those set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2007. All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and Ibis undertakes no duty to update this information, unless required by law.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET ANALYSIS

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

IBIS TECHNOLOGY CORPORATION

PART I – ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Chief Executive Office and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

The Company previously reported a material weakness (as defined by Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) as of December 31, 2007.  As described in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company determined that as of December 31, 2007, the Company did not maintain effective policies and procedures to ensure a sufficiently detailed management review of the preliminary financial statements including consideration of the impact of non-routine transactions on the financial statements.  These deficiencies resulted in material adjustments to inventory reserves; property, plant and equipment and patents, errors in the income tax disclosures, and omissions of required disclosures in the Company’s 2007 preliminary financial statements which were corrected prior to issuance.  As noted below, the Company established a remediation plan to address the  material weakness and, as of June 30, 2008, the Company believes the remedial steps have been completed.

Changes in Internal Control over Financial Reporting

Since December 31, 2007, we have made certain changes to our internal controls over financial reporting, which are likely to have a material effect on such controls.  For a discussion of these changes, please refer to Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2007.  For the period covered by this Quarterly Report on Form 10-Q, the Company has implemented a number of additional changes to our internal control over financial reporting relative to management review of the preliminary financial statements including consideration of the impact of non-routine transactions on the financial statements during fiscal year 2008.

Management recognizes that any enhancements to our internal controls over financial reporting require continual monitoring and evaluation for effectiveness. The development of these actions is an interactive process and has evolved as the Company evaluates and improves our internal controls over financial reporting.  Management continues to review progress on these activities on a consistent and ongoing basis at the senior management level in conjunction with our Audit Committee.

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

Item 1A.     Risk Factors

Except as described in this Item 1A, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

The Company’s Common Stock Will No Longer Trade on the Nasdaq Global Market, Effective August 13, 2008.

On August 11, 2008, the Company announced that it received a letter from The Nasdaq Stock Market stating that a Nasdaq Hearing Panel had determined to delist the Common Stock of the Company from the Nasdaq Global Market and will suspend trading of the Company’s shares effective on the opening of business on August 13, 2008. The Company does not plan to request a review from the Nasdaq Listing and Hearing Review Council. The decision of the Panel followed a hearing on June 5, 2008 during which the Company addressed the delayed filing of the Company’s Form 10-K for the year ended December 31, 2007 (which the Company filed on May 28, 2008 and amended on June 2, 2008) and the Form 10-Q for the quarter ended March 31, 2008 (which the Company filed on July 11, 2008), as well as additional Nasdaq compliance deficiencies relating to the maintenance of the minimum bid price, stockholders equity and market value of publicly-held shares.

The Company now expects to be quoted on the Pink Sheets, an electronic quotation service maintained by Pink Sheets LLC. The Pink Sheets allow continued trading of securities of delisted companies. The Company expects its Common Stock to be traded on the Pink Sheets under the symbol “IBIS” or “IBIS.PK”. The Company’s Common Stock may also be quoted on the OTC Bulletin Board ®, a regulated quotation service for over-the-counter securities, provided one or more market makers apply to quote the Company’s securities.

As a result of the delisting of the Company’s Common Stock from the Nasdaq Global Market, investors may have difficulty converting their investment into cash efficiently.  The price of the Company’s Common Stock and the levels of liquidity available to stockholders may be reduced. In addition, the trading of the Company’s Common Stock in the Pink Sheets may materially adversely affect access to the capital markets, and the limited liquidity and potentially reduced price of the Company’s Common Stock could materially adversely affect the ability of Ibis to raise capital through alternative financing sources on acceptable terms or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest in the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None

IBIS TECHNOLOGY CORPORATION

PART II

OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

None

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

Ibis Technology Corporation

Date: August 14, 2008	By:	/s/William J. Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 14, 2008	By:	/s/Martin J. Reid
Martin J. Reid
President and Chief Executive Officer