Form 10-Q/A
period 2008-03-31
IBIS TECHNOLOGY CORP
filed 2008-08-29
CIK 855182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2008, as originally filed with the Securities and Exchange Commission on July 11, 2008 (the “Original Form 10-Q”), of Ibis Technology Corporation (the “Company”).  The Company is filing this Amendment No. 1 to correct an inadvertent omission of language in the introductory language to paragraph 4 of the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-Q.  This Amendment No. 1 also includes an index of exhibits.

In addition, this Amendment No. 1 amends the Cover Page to indicate that (i) upon the filing of the Company’s delayed Form 10-Q for the quarter ended March 31, 2008, the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (ii) the Company is a smaller reporting company.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains only the amended Cover Page, Explanatory Note, Exhibit Index and Exhibits 31.1 and 31.2 (Items 1, 2, 4 and 5).  Those sections or exhibits of the Original Form 10-Q that are unaffected by this Amendment No. 1 are not included herein.

This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Form 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q.

Item 6.           EXHIBITS

                Exhibit Index

Exhibit Number		Description
***31.1	-	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	-	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	-	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. Section 1350)

**	Previously filed with the Original Form 10-Q
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Danvers, Massachusetts on August 29, 2008.

IBIS TECHNOLOGY CORPORATION

By:	/s/ William J Schmidt
William J. Schmidt
Chief Financial Officer, Treasurer and Secretary