Form 10-Q/A
period 2008-06-30
IBIS TECHNOLOGY CORP
filed 2008-08-29
CIK 855182

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as originally filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Form 10-Q”), of Ibis Technology Corporation (the “Company”).  The Company is filing this Amendment No. 1 to correct an inadvertent omission of language in the introductory language to paragraph 4 of the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-Q.  This Amendment No. 1 also includes an index of exhibits.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains only the Cover Page, Explanatory Note, Exhibit Index and Exhibits 31.1 and 31.2 (Items 1, 2, 4 and 5).  Those sections or exhibits of the Original Form 10-Q that are unaffected by this Amendment No. 1 are not included herein.

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